Form 10QSB
period 1996-03-31
COLUMBIA BANCORP \OR\
filed 1996-05-31
CIK 1010002

                                         UNITED STATES

                              SECURITIES AND EXCHANGE COMMISSION

                                    Washington, D.C. 20549

                                          FORM 10-QSB

/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 1996

/   /    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from           to
                               ----------  ----------

Commission file number  0-27938
                       ---------

                                COLUMBIA BANCORP
             (Exact name of registrant as specified in its charter)

                                                              93-1193156
             Oregon                                        (I.R.S. Employer
    (State of Incorporation)                             Identification Number)

                              316 East Third Street
                            The Dalles, Oregon 97058
                    (Address of principal executive offices)

                                 (541) 298-6647
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X         NO
    ---           ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         1,310,733 shares as of May 7, 1996

                               COLUMBIA BANCORP

                                 FORM 10-QSB

                                MARCH 31, 1996

                                    INDEX

                                                                                     PAGE
PART I - FINANCIAL INFORMATION                                                     REFERENCE
- - ------------------------------                                                     ---------
     Consolidated Balance Sheets as of March 31, 1996 and
           December 31, 1995.                                                          3

     Consolidated Statements of Income for the three months ended March 31,
           1996 and 1995.                                                              4

     Consolidated Statements of Cash Flows for the three months ended March
           31, 1996 and 1995.                                                          5

     Consolidated Statements of Changes in Shareholders' Equity for the
           periods of December 31, 1994 to March 31, 1996.                             6

     Notes to Consolidated Financial Statements                                        7-8


     Management's Discussion and Analysis of Financial
           Condition and Results of Operations:
           Overview                                                                    9
           Material Changes in Financial Condition                                     9
           Material Changes in Results of Operations                                   9-10
           Loan Loss Provision                                                        10
           Liquidity and Capital Resources                                            10-11

     Pro forma financial statements for Columbia Bancorp
           and Klickitat Valley Bank (proposed acquisition
           by Columbia Bancorp)                                                       12-15

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                        16

     Signatures                                                                       17

     Exhibit Index                                                                    18

                               COLUMBIA BANCORP
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

                                                                          March 31,       December 31,
                                                                            1996             1995
                                                                        -------------    -------------
ASSETS

Cash and due from banks                                                 $   6,361,407    $   9,116,982
Federal funds sold                                                         12,565,240        5,272,765
                                                                        -------------    -------------
         Total cash and cash equivalents                                   18,926,647       14,389,747

Investment securities available-for-sale                                    7,998,388        7,665,899
Investment securities held-to-maturity                                      5,111,550        4,667,326
Federal Home Loan Bank stock                                                  374,400          374,400
                                                                        -------------    -------------
         Total investment securities                                       13,484,338       12,707,625

Loans net of allowance for loan losses and unearned loan fees              70,055,937       71,626,519
Property and equipment, net of depreciation                                 3,048,823        3,001,157
Accrued interest receivable                                                   968,716        1,032,995
Other assets                                                                  311,302          379,645
                                                                        -------------    -------------
         Total Assets                                                   $ 106,795,763    $ 103,137,688
                                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest bearing demand deposits                                $  21,947,000    $  22,415,285
     Interest bearing demand accounts                                      31,894,597       29,433,688
     Savings accounts                                                      15,819,536       15,219,688
     Time certificates and IRA accounts                                    25,376,646       24,424,614
                                                                        -------------    -------------
             Total deposits                                                95,037,779       91,493,275

Notes payable to Federal Home Loan Bank                                     1,200,000        1,200,000
Accrued interest payable and other liabilities                                483,892          406,502
                                                                        -------------    -------------
             Total liabilities                                             96,721,671       93,099,777

Employee stock ownership plan shares subject to put option                    866,471          866,471

Shareholders' equity:
     Common stock, no par value; 4,000,000 shares
         authorized, 1,310,733 issued and outstanding
         (1,306,693 at December 31, 1995)                                   2,914,803        2,903,770
     Additional paid-in capital                                             3,647,483        3,619,583
     Retained earnings                                                      3,534,395        3,537,895
     Net unrealized loss on securities available-for-sale, net of tax         (22,589)         (23,337)
                                                                        -------------    -------------
                                                                           10,074,092       10,037,911
     Less: employee stock ownership plan shares subject to put option        (866,471)        (866,471)
                                                                        -------------    -------------
             Total shareholders' equity                                     9,207,621        9,171,440
                                                                        -------------    -------------
                                                                        $ 106,795,763    $ 103,137,688
                                                                        =============    =============

See accompanying notes.

                               COLUMBIA BANCORP
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                        The Quarter Ended
                                                             March 31,
                                                      -----------------------
                                                         1996         1995
INTEREST INCOME
     Interest and fees on loans                       $1,863,325   $1,697,965
     Interest on investments:
          Taxable investment securities                  129,011      160,320
          Nontaxable investment securities                63,309       78,642
     Interest on federal funds sold                      119,033        1,336
                                                      ----------   ----------
                                                       2,174,678    1,938,263

INTEREST EXPENSE
     Interest bearing deposit and savings accounts       402,017      352,535
     Interest on time deposit accounts                   335,417      192,017
     Other borrowed funds                                 16,231       46,753
                                                      ----------   ----------
         Net interest income before provision
            for loan losses                            1,421,013    1,346,958

PROVISION FOR LOAN LOSSES                                 30,000       20,500
         Net interest income after provision          ----------   ----------
            for loan losses                            1,391,013    1,326,458

NONINTEREST INCOME
     Service charges and fees                            199,300      221,249
     Credit card discounts and fees                       61,852       47,304
     Financial services department, net of expenses       25,229       19,682
     Other noninterest income                             50,778       26,987
                                                      ----------   ----------
         Total noninterest income                        337,159      315,222

NONINTEREST EXPENSE
     Salaries and employee benefits                      653,833      628,305
     Occupancy expense                                    74,560       77,744
     Credit card processing fees                          42,164       39,056
     Office Supplies                                      18,441       47,546
     FDIC assessment                                         500       44,701
     Data processing expense                              47,036       52,171
     Other noninterest expenses                          383,940      291,340
                                                      ----------   ----------
         Total noninterest expense                     1,220,474    1,180,863
                                                      ----------   ----------

INCOME BEFORE INCOME TAXES                               507,698      460,817

PROVISION FOR INCOME TAXES                               183,640      175,195
                                                      ----------   ----------

NET INCOME                                            $  324,058   $  285,622
                                                      ==========   ==========

Earnings per share of common stock                    $      .25   $      .22
                                                      ==========   ==========

                               COLUMBIA BANCORP
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                                  The Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                     1996           1995
                                                                                ------------    ------------
Cash flows from operating activities:
Net Income                                                                      $    324,058    $    285,622
Adjustments to reconcile net income to net cash provided
     by operating activities
     Depreciation                                                                     61,468          53,712
     Provision for loan losses                                                        30,000          20,500
     Gain on sale of assets                                                           (5,313)           --
Increase (decrease) in cash due to changes in certain assets and liabilities:
     Accrued interest receivable                                                      64,279          73,140
     Other assets                                                                     68,343        (159,372)
     Accrued interest payable and other liabilities                                   77,390         131,627
                                                                                ------------    ------------
         Net cash provided by operating activities                                   620,225         405,229

Cash flows from investing activities:
     Proceeds from the maturity of available-for-sale securities                   1,429,361       1,450,000
     Proceeds from the maturity of held-to-maturity securities                       105,542            --
     Purchases of available-for-sale securities                                   (1,758,824)           --
     Purchases of held-to-maturity securities                                       (549,833)           --
     Net change in loans made to customers                                         1,540,582        (268,085)
     Purchases of premises and equipment                                            (148,929)        (23,103)
     Proceeds from the sale of premises and equipment                                 40,000            --
                                                                                ------------    ------------
         Net cash provided by investing activities                                   657,899       1,158,812

Cash flows from financing activities:
     Net change in demand deposits and savings accounts                            2,592,472      (2,336,054)
     Proceeds from issuance of and (payments) for maturing time deposits, net        952,032        (490,647)
     Net increase in federal funds purchased                                            --           200,000
     Dividends paid                                                                 (327,558)       (281,210)
     Proceeds from stock options                                                      41,830           3,800
     Payment of mortgage indebtedness                                                   --            (7,937)
                                                                                ------------    ------------
         Net cash provided (used) by financing activities                          3,258,776      (2,912,048)

Net increase (decrease) in cash and cash equivalents                               4,536,900      (1,348,007)

Cash and cash equivalents at beginning of period                                  14,389,747       6,914,625
                                                                                ------------    ------------

Cash and cash equivalents at end of period                                      $ 18,926,647    $  5,566,618
                                                                                ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid in cash                                                      $  1,410,092    $  1,336,023
                                                                                ============    ============
SCHEDULE OF NONCASH ACTIVITIES
     Change in unrealized loss on available-for-sale
        securities, net of tax                                                  $        748    $     81,385
                                                                                ------------    ------------


See accompanying notes.

                               COLUMBIA BANCORP
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (UNAUDITED)



                                                                                   Unrealized gain
                                                                                      (Loss) on           ESOP
                                                         Additional               available for sale     plan shares     Total
                                                          Paid-in     Retained       investment         subject to    Shareholder
                                    Shares      Amount    Capital     Earnings       securities         put options     Equity
                                    ------      ------   ---------    --------    ------------------     -----------   -----------
BALANCE, December 31, 1994         432,631   2,884,221   3,567,638     2,332,649        (315,391)         (504,750)    7,964,367
Cash dividends                          --          --          --      (281,210)             --                --      (281,210)
Stock options exercised              1,000       6,668      16,730            --              --                --        23,398
3 for 1 stock split                867,262          --          --            --              --                --            --
Stock options exercised              5,800      12,881      35,215            --              --                --        48.096
Changes in unrealized loss on
  AFS securities, net of tax            --          --          --            --         292,054                --       292,054
Changes in ESOP shares subject
  to put option                         --          --          --            --              --          (361,721)     (361,721)
Net income                              --          --          --     1,486,456              --                --     1,486,456
                                 ---------  ----------  ----------    ----------        --------          --------    ----------
BALANCE, December 31, 1995       1,306,693   2,903,770   3,619,583     3,537,895        $(23,337)         (866,471)   $9,171,440
Stock options exercised              3,540       7,868      27,900            --              --                --        35,768
Cash dividends                          --          --          --      (327,558)             --                --      (327,558)
Stock options exercised                500       3,165          --            --              --                --         3,165
Changes in unrealized loss on
  AFS securities, net of tax            --          --          --            --             748                --           748
Net income                              --          --          --       324,058              --                --       324,058
                                 ---------  ----------  ----------    ----------        --------         ---------    ----------
BALANCE, March 31, 1996          1,310,733  $2,914,803  $3,647,483    $3,534,395        $(22,589)        $(866,471)   $9,207,621
                                 =========  ==========  ==========    ==========        ========         =========    ==========






See accompanying notes.

                               COLUMBIA BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1.   Basis of Presentation

     The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company (Bancorp), and its wholly owned subsidiary, Columbia River Banking Company (Bank). Bancorp was incorporated on October 3, 1995, and became the holding company of the Bank through merger. The effective date of the merger was January 1, 1996, and the transaction was consummated on January 13, 1996, on which date Bancorp acquired 100% of the common stock of the Bank, and the shareholders of the Bank became shareholders of Bancorp. The accompanying financial statements have been prepared to reflect the change in reporting entity as of December 31, 1995. Substantially all activity of Bancorp is conducted through its subsidiary bank. The Bank is an Oregon state-chartered bank which provides commercial banking services.

     The interim consolidated financial statements are unaudited, but include all adjustments, consisting only of normal accruals, which Bancorp considers necessary for a fair presentation of the results of operations for such interim periods.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 1995 Annual Report to Shareholders.

2.   Business Combination

     In January 1996, Columbia Bancorp entered into an Agreement and Plan of Merger with Klickitat Valley Bank (Klickitat), a community bank headquartered in Goldendale, Washington, with branch operations in White Salmon, Washington. The merger, if approved by the shareholders of Klickitat, will occur no later than October 31, 1996. It is anticipated the business combination will be accomplished through the exchange of 8.5 shares Bancorp common stock for each share of Klickitat common stock. The transaction is expected to be accounted for as a pooling of interests.

3.   Loans and Reserve for Loan Losses

     The composition of the loan portfolio was as follows:

                                                 March 31,         December 31,
                                                   1996                1995
                                               ------------        ------------
Commercial                                       16,836,625          15,681,009
Agriculture                                      11,864,281          13,469,863
Real estate                                      30,782,129          32,097,048
Consumer                                         10,731,570          10,591,334
Other                                               838,753             723,469
                                               ------------        ------------
                                                 71,053,358          72,562,723

Allowance for loan losses                          (751,960)           (723,862)
Less deferred loan fees                            (245,461)           (212,342)
                                               ------------        ------------
                                               $ 70,055,937        $ 71,626,519
                                               ============        ============

     Transactions in the reserve for loan losses were as follows for the three months ended March 31:

                                                       1996             1995
                                                     ---------        ---------
Balance at beginning of period                       $ 723,862        $ 605,839
Provision charged to operations                         30,000           20,500
Recoveries                                              28,065           12,190
Loans charged off                                      (29,967)          (4,382)
                                                     ---------        ---------

Balance at end of period                             $ 751,960        $ 634,147
                                                     =========        =========

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 1996 and December 31, 1995 were approximately $260,451 and $257,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $800 at March 31, 1996, and approximately $29,000 at December 31, 1995. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at March 31, 1996 or December 31, 1995.

4.   Earnings Per Common Share

     Primary earnings per common share is calculated by dividing net income by the weighted average shares outstanding. Weighted average shares outstanding consist of common shares outstanding and common stock equivalents attributable to outstanding stock options.

     The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to the 3-for-1 stock split in September 1995.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Columbia Bancorp reported net income of $324,058, or $.25 per share for the three months ended March 31, 1996. This represented a 13.5% increase in net income, as compared to $285,622, or $.22 per share, for the three months ended March 31, 1995. The increased earnings during the quarter ended March 31, 1996 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

     The net income added to shareholders' equity during the first quarter of 1996 was offset by dividends paid to shareholders of $327,558. The $.25 per share dividend reflected an 15% increase over the per share dividend paid in 1995.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Material changes in financial condition for the three months ended March 31, 1996 include an increase in total assets, primarily in securities and federal funds sold. Funds were provided for these changes primarily by an increase in total deposits.

     At March 31, 1996, total assets increased 3.5%, or approximately $3.66 million, over total assets at December 31, 1995. An increase of $4.5 million in cash and cash equivalents, a $.8 million increase in investment securities, and a $1.6 million decrease in loans were the major components of the change in total assets. The decrease in loans was primarily due to a decrease in agricultural borrowings. This is caused by farmers delaying 1995 crop sales until the first quarter of the new year in order delay income recognition until 1996. Proceeds from the crop sales are then used to decrease outstanding borrowings. This is a normal trend and is not a cause for concern to management. The Bank usually experiences some run off of loans during the first quarter of the year.

     At March 31, 1996, Bancorp held $12.6 million in federal funds sold. The increase in this category represented the increase in cash and cash equivalents as compared to cash and cash equivalents at December 31, 1995. Federal funds sold represents overnight investments of surplus funds, which can fluctuate widely on a day-to-day basis depending on cash needs.

     Bancorp experienced an increase in deposits of $3.5 million during the first three months of 1996. Interest bearing deposits increased $2.5 million, and time certificates and IRA accounts increased $1.0 million at March 31, 1996 as compared to December 31, 1995. Management believes this increase is due to continuing marketing efforts and helped by continued customer dissatisfaction with merger and consolidation activities by competition in the markets served by the Bank.

     All other changes experienced in asset and liability categories during the first three months of 1996 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $236,415 for the three months ended March 31, 1996 as compared to the same periods in 1995. This increase is primarily due to the increase in loans and federal funds held in 1996 as compared to 1995.

     Total interest expense also increased $162,360 for the quarter ended March 31, 1996 as compared to 1995. This increase is primarily due to the increase in deposits held during 1996 as compared to 1995.

     The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by $74,055 for the first quarter of 1996 over the comparable quarter of 1995. Net income per common share increased to $.25 for the first three months of 1996 from $.22 for the first three months of 1995.

     Noninterest income increased approximately $22,000 for the three months ended March 31, 1996 as compared to the same period in 1995. This increase is attributable to increases in income generated by the Banks credit card program, the financial services division of the Bank, and from other noninterest income. These increases were offset in part by a decrease in service charges and fees on deposit accounts.

     Noninterest expense increased approximately $40,000 for the three months ended March 31, 1996 as compared to the comparable 1995 period. The increase for the three month period was primarily attributable to increases in salaries and employee benefits and other noninterest expenses. Other noninterest expenses increased primarily due to professional expenses related to the formation of Bancorp as the holding company for the Bank, the initial filing of registration of Bancorp with the Securities and Exchange Commission, and the proposed merger with Klickitat. Decreases in Office Supplies expense, FDIC Assessments and Data Processing expenses partially offset other increases.

     Salaries and employee benefits increased approximately $25,500, or 4%, during the first three months of 1996 as compared to the 1995 three-month period. Management believes this increase was primarily due to deferred compensation expense and routine adjustments in officer and staff salary.

LOAN LOSS PROVISION

     During the three months ended March 31, 1996, Bancorp charged a $30,000 loan loss provision to operations, as compared to $20,500 charged during the same period in 1995. Loans charged off, net of loan recoveries, was $1,902 during the quarter ended March 31, 1996 as compared to net recoveries of $7,808 for the 1995 three-month period.

     Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Bancorp.

LIQUIDITY AND CAPITAL RESOURCES

     Bancorp's subsidiary, Columbia River Banking Company, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

     The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first quarter of 1996. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $324,058, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with the Bank's deposit accounts, and reflect the dividend paid to shareholders.

     At March 31, 1996, the Bank's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were 11.50% and 12.37%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At March 31, 1996, the Bank's capital-to-assets ratio under leverage ratio guidelines was approximately 9.54%. The FRB's current minimum leverage capital ratio guideline is 3%.

                  COLUMBIA BANCORP AND KLICKITAT VALLEY BANK
                  UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                                MARCH 31, 1996

                                                           KLICKITAT
                                           COLUMBIA         VALLEY          PRO FORMA         PRO FORMA
                                            BANCORP          BANK          ADJUSTMENTS        COMBINED
                                            -------          ----          -----------        --------
                                                                   (Note 1)
           ASSETS

Cash and cash equivalents               $  18,926,647    $   3,064,303                     $  21,990,950
Investment securities:
  Investments available-for-sale            8,372,788             --                           8,372,788
  Investments held-to-maturity              5,111,550       36,526,954                        41,638,504
                                        -------------    -------------                     -------------
     Total investment securities           13,484,338       36,526,954                        50,011,292

Loans                                      70,807,897       33,989,937                       104,797,834
Allowance for loan loss                      (751,960)        (347,632)                       (1,099,592)
                                        -------------    -------------                     -------------
     Loans, net                            70,055,937       33,642,305                       103,698,242

Property and equipment, net                 3,048,823          704,537                         3,753,360
Other assets                                1,280,018          949,444                         2,229,462
                                        -------------    -------------                     -------------

     Total assets                       $ 106,795,763    $  74,887,543                     $ 181,683,306
                                        =============    =============                     =============

         LIABILITIES
Deposits:
  Demand                                $  21,947,000    $   8,228,195                     $  30,175,195
  Savings and interest-bearing demand      47,714,133       33,516,597                        81,230,730
  Certificates of deposit                  25,376,646       24,794,817                        50,171,463
                                        -------------    -------------                     -------------
     Total deposits                        95,037,779       66,539,609                       161,577,388

Short-term borrowings                            --            406,810                           406,810
Notes payable                               1,200,000             --                           1,200,000
Other liabilities                             483,892          350,977                           834,869
                                        -------------    -------------                     -------------
     Total liabilities                     96,721,671       67,297,396                       164,019,067

Employee stock ownership plan shares
  subject to put option                       866,471             --                             866,471

    STOCKHOLDERS' EQUITY

Common stock                                2,914,803        1,095,460          975,208        4,985,471
Additional paid-in capital                  3,647,483        2,204,540         (975,208)       4,876,815
Retained earnings                           3,534,395        4,290,147               --        7,824,542
Unrealized gain (loss) on investments
  available-for-sale, net of tax              (22,589)            --               --            (22,589)
                                        -------------    -------------    -------------    -------------

                                           10,074,092        7,590,147             --         17,664,239
Less: employee stock ownership plan
  shares subject to put option               (866,471)            --               --           (866,471)
                                        -------------    -------------    -------------    -------------
     Total stockholders' equity             9,207,621        7,590,147             --         16,797,768

     Total liabilities and stock-
        holders' equity                 $ 106,795,763    $  74,887,543    $        --      $ 181,683,306
                                        =============    =============    =============    =============

                  COLUMBIA BANCORP AND KLICKITAT VALLEY BANK
               UNAUDITED PRO FORMA COMBINED STATEMENT OF INCOME

                                            THREE MONTHS ENDED MARCH 31, 1996
                                            ---------------------------------
                                                        KLICKITAT
                                           COLUMBIA      VALLEY     PRO FORMA
                                            BANCORP       BANK       COMBINED
                                          ----------   ----------   ----------
INTEREST INCOME
  Interest and fees on loans              $1,863,325   $  870,338   $2,733,663
  Interest on investment securities          192,320      495,666      687,986
  Other interest income                      119,033       23,150      142,183
                                          ----------   ----------   ----------
      Total interest income                2,174,678    1,389,154    3,563,832
                                          ----------   ----------   ----------

INTEREST EXPENSE
  Interest on deposit accounts               737,434      658,536    1,395,970
  Interest on borrowings                      16,231        3,162       19,393
                                          ----------   ----------   ----------
      Total interest expense                 753,665      661,698    1,415,363
                                          ----------   ----------   ----------

NET INTEREST INCOME                        1,421,013      727,456    2,148,469

PROVISION FOR LOAN LOSSES                     30,000         --         30,000
                                          ----------   ----------   ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                1,391,013      727,456    2,118,469
                                          ----------   ----------   ----------

NONINTEREST INCOME
  Service charges, commissions and fees      286,381       44,985      331,366
  Other noninterest income                    50,778       26,538       77,316
                                          ----------   ----------   ----------
      Total noninterest income               337,159       71,523      408,682
                                          ----------   ----------   ----------

NONINTEREST EXPENSE
  Salaries and employee benefits             653,833      265,440      919,273
  Occupancy and data processing              121,596       25,933      147,529
  Other noninterest expense                  445,045      247,350      692,395
                                          ----------   ----------   ----------
      Total noninterest expense            1,220,474      538,723    1,759,197
                                          ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                   507,698      260,256      767,954

PROVISION FOR INCOME TAXES                   183,640       55,840      239,480
                                          ----------   ----------   ----------

NET INCOME                                $  324,058   $  204,416   $  528,474
                                          ==========   ==========   ==========

AVERAGE COMMON EQUIVALENT
  SHARES OUTSTANDING (Note 2)              1,310,056      109,546    2,241,197
                                          ==========   ==========   ==========

NET INCOME PER SHARE                      $      .25   $     1.87   $      .24
                                          ==========   ==========   ==========

                                           THREE MONTHS ENDED MARCH 31, 1995
                                           ---------------------------------
                                                       KLICKITAT
                                           COLUMBIA     VALLEY       PRO FORMA
                                            BANCORP      BANK        COMBINED
                                          ----------   ----------   ----------
INTEREST INCOME
  Interest and fees on loans              $1,697,965   $  750,913   $2,448,878
  Interest on investment securities          238,962      470,062      709,024
  Other interest income                        1,336       21,407       22,743
                                          ----------   ----------   ----------
      Total interest income                1,938,263    1,242,382    3,180,645
                                          ----------   ----------   ----------

INTEREST EXPENSE
  Interest on deposit accounts               544,552      555,189    1,099,741
  Interest on borrowings                      46,753        3,651       50,404
                                          ----------   ----------   ----------
      Total interest expense                 591,305      558,840    1,150,145
                                          ----------   ----------   ----------

NET INTEREST INCOME                        1,346,958      683,542    2,030,500

PROVISION FOR LOAN LOSSES                     20,500         --         20,500
                                          ----------   ----------   ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                1,326,458      683,542    2,010,000
                                          ----------   ----------   ----------

NONINTEREST INCOME
  Service charges, commissions and fees      288,235       41,969      330,204
  Other noninterest income                    26,987       19,105       46,092
                                          ----------   ----------   ----------
      Total noninterest income               315,222       61,074      376,296
                                          ----------   ----------   ----------

NONINTEREST EXPENSE
  Salaries and employee benefits             628,305      256,641      884,946
  Occupancy and data processing              129,915       23,449      153,364
  Other noninterest expense                  422,643      192,681      615,324
                                          ----------   ----------   ----------
      Total noninterest expense            1,180,863      472,771    1,653,634
                                          ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                   460,817      271,845      732,662

PROVISION FOR INCOME TAXES                   175,195       60,860      236,055
                                          ----------   ----------   ----------

NET INCOME                                $  285,622   $  210,985   $  496,607
                                          ==========   ==========   ==========

AVERAGE COMMON EQUIVALENT
  SHARES OUTSTANDING (Note 2)              1,298,186      109,546    2,229,327
                                          ==========   ==========   ==========

NET INCOME PER SHARE                      $      .22   $     1.93   $      .22
                                          ==========   ==========   ==========

          NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

The pro forma combined balance sheet and statement of income present the combined financial position of Columbia Bancorp and Klickitat Valley Bank as of March 31, 1996 and for the quarters ended March 31 1996 and 1995, and assuming that the proposed merger had occurred as of March 31, 1996. Such pro forma financial information is based upon the historical balance sheet data of Columbia Bancorp and Klickitat Valley Bank, giving effect to the proposed merger on the pooling of interests method of accounting and to the pro forma adjustments described below. The pro forma combined balance sheet and statement of income should be read in conjunction with the historical financial statements and notes thereto of Columbia Bancorp and Klickitat Valley Bank.

1. The unaudited pro forma combined balance sheet reflects the issuance of 931,141 shares of Columbia Bancorp common stock to holders of Klickitat Valley Bank common stock using the exchange ratio of 8.5 to 1, derived by using the outstanding shares of Klickitat Valley Bank at March 31, 1996. A pro forma adjustment of $975,208 to common stock and additional paid-in capital is necessary to reflect the difference between issuance of 931,141 shares of Columbia Bancorp common stock with an aggregate value of $2,070,668 and the par value of Klickitat Valley Bank stock that will be canceled of $1,095,460. There were no other significant pro forma adjustments made to the balance sheets or statements of income for Bancorp or Klickitat Valley Bank to arrive at the unaudited pro forma combined balance sheet and unaudited pro forma combined statements of income. Total costs to be incurred by Bancorp and Klickitat Valley Bank in connection with the merger are estimated at $325,000. These costs, relating to legal, accounting, printing, and other expenses, will be charged to expenses of the respective Banks in the periods incurred and no pro forma adjustment have been made for anticipated merger costs.

2. Pro forma weighted average shares outstanding for the quarter ended March 31, 1996 and 1995, reflect the issuance of 8.5 shares of Bancorp common stock for each share of Klickitat Valley Bank common stock.

3. The historical financial statements of Klickitat Valley Bank are included as Item 16.1 in the exhibits to this Form 10-QSB filing.

                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

6.1  Financial Statements for Klickitat Valley Bank
     (proposed acquisition by Columbia Bancorp)

6.2 Agreement and Plan of Merger Between Columbia Bancorp and Klickitat Valley Bank, January 13, 1996 (proposed acquisition by Columbia Bancorp): A copy of this exhibit was attached as Exhibit 15.1 to Columbia Bancorp's Form 10-SB filed March 1, 1996, and is hereby incorporated herein by this reference.

6.3 No reports on Form 8-K were filed during the period for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COLUMBIA BANCORP



Dated: May __, 1996            ___________________________________
                               Terry L. Cochran
                               President & Chief Executive Officer



Dated: May __, 1996            ___________________________________
                               Richard J. Croghan, Chief Financial Officer and
                               Chief Accounting Officer - Columbia River Banking
                               Company; Acting Chief Financial Officer and Chief
                               Accounting Officer - Columbia Bancorp

                                EXHIBIT INDEX
                                -------------

EXHIBITS                                                                                  PAGE
- - --------                                                                                  ----
6.1  Financial Statements for Klickitat Valley Bank                                      19-24
     (proposed acquisition by Columbia Bancorp)

6.2  Agreement and Plan of Merger Between Columbia Bancorp and Klickitat Valley
     Bank, January 13, 1996 (proposed acquisition by Columbia Bancorp): A copy of this exhibit was attached as Exhibit 15.1 to Columbia Bancorp's Form
     10-SB filed March 1, 1996, and is hereby incorporated herein by this reference.

6.3 No reports on Form 8-K were filed during the period for which this report is filed.