Form 10QSB
period 1996-06-30
COLUMBIA BANCORP \OR\
filed 1996-07-26
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934

For the quarterly period ended  June 30, 1996

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934

For the transition period from           to

Commission file number  0-27938

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

      2,245,757 shares as of July 24, 1996

                                COLUMBIA BANCORP

                                   FORM 10-QSB

                                  JUNE 30, 1996

                                      INDEX

                                                                                PAGE
PART I - FINANCIAL INFORMATION                                                REFERENCE
                                                                              ---------
      Consolidated Balance Sheets as of June 30, 1996 and                         3
             December 31, 1995.

      Consolidated Statements of Income for the six months                        4
             and quarter ended June 30, 1996 and 1995.


      Consolidated Statements of Cash Flows for the six                           5
             months ended June 30, 1996 and 1995.


      Consolidated Statements of Changes in Shareholders' Equity                  6
             for the periods of December 31, 1994 to June 30, 1996.

      Notes to Consolidated Financial Statements                                 7-8

      Management's Discussion and Analysis of Financial
             Condition and Results of Operations:
             Overview                                                             9
             Material Changes in Financial Condition                              9
             Material Changes in Results of Operations                           9-10
             Loan Loss Provision                                                  10
             Liquidity and Capital Resources                                    10-11

PART II - OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                                   12

      Signatures                                                                  13

                        COLUMBIA BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       June 30,          December 31,
                                                                                         1996                1995
                                                                                     ------------        ------------

ASSETS
Cash and due from banks                                                              $ 10,529,069        $ 12,610,087
Federal funds sold                                                                      7,697,468           6,272,765
                                                                                     ------------        ------------
           Total cash and cash equivalents                                             18,226,537          18,882,852

Investment securities available-for-sale                                                8,307,781           7,665,899
Investment securities held-to-maturity                                                 39,202,063          41,165,508
Federal Home Loan Bank stock                                                              638,700             622,400
                                                                                     ------------        ------------
           Total investment securities                                                 48,148,544          49,453,807

Loans, net of allowance for loan losses and unearned loan fees                        114,478,935         104,178,022
Property and equipment, net of depreciation                                             3,753,684           3,719,073
Accrued interest receivable                                                             2,140,355           1,815,876
Other assets                                                                              343,473             435,907
                                                                                     ------------        ------------
           Total Assets                                                              $187,091,528        $178,485,537
                                                                                     ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing demand deposits                                            $ 33,719,077        $ 31,817,250
      Interest bearing demand accounts                                                 61,266,676          56,888,529
      Savings accounts                                                                 23,079,514          22,203,757
      Time certificates and IRA accounts                                               48,917,232          47,965,662
                                                                                     ------------        ------------
                Total deposits                                                        166,982,499         158,875,198

Short-term borrowings                                                                     453,158              97,381
Notes payable to Federal Home Loan Bank                                                   600,000           1,200,000
Accrued interest payable and other liabilities                                            880,285             829,066
                                                                                     ------------        ------------
                Total liabilities                                                     168,915,942         161,001,645

Employee stock ownership plan shares subject to put option                                837,413             866,471

Shareholders' equity:
      Common stock, no par value; 4,000,000 shares
           authorized, 2,245,757 issued and outstanding
           (2,237,817 at December 31, 1995)                                             5,024,433           4,972,978
      Additional paid-in capital                                                        6,317,733           4,850,375
      Retained earnings                                                                 6,920,042           7,683,876
      Net unrealized loss on securities available-for-sale, net of tax                    (86,622)            (23,337)
                                                                                     ------------        ------------
                                                                                       18,175,586          17,483,892
      Less: employee stock ownership plan shares subject to put option                   (837,413)           (866,471)
                                                                                     ------------        ------------
                Total shareholders' equity                                             17,338,173          16,617,421
                                                                                     ------------        ------------
                                                                                     $187,091,528        $178,485,537
                                                                                     ============        ============

See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three months ended                  Six months ended
                                                              June 30,                          June 30,
                                                     ---------------------------       ---------------------------
                                                        1996             1995             1996             1995
INTEREST INCOME
Interest and fees on loans                           $2,970,802       $2,616,737       $5,704,465       $5,065,615
Interest on investments:
      Taxable investment securities                     524,060          515,631        1,027,971        1,089,530
      Nontaxable investment securities                  193,648          181,554          377,723          316,679
Other interest income                                   131,922           48,182          274,105           70,925
                                                     ----------       ----------       ----------       ----------
      Total interest income                           3,820,432        3,362,104        7,384,264        6,542,749

INTEREST EXPENSE
Interest bearing demand and savings                     701,289          734,131        1,408,248        1,422,972
Interest on time deposit accounts                       692,847          466,985        1,381,858          877,885
Other borrowed funds                                     17,805           49,226           37,198           99,630
                                                     ----------       ----------       ----------       ----------
      Total interest expense                          1,411,941        1,250,342        2,827,304        2,400,487
                                                     ----------       ----------       ----------       ----------
NET INTEREST INCOME                                   2,408,491        2,111,762        4,556,960        4,142,262
PROVISION FOR LOAN LOSSES                                45,000           22,500           75,000           43,000
                                                     ----------       ----------       ----------       ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           2,363,491        2,089,262        4,481,960        4,099,262

NONINTEREST INCOME
Service charges and fees                                270,799          239,706          515,084          502,923
Credit card discounts and fees                           75,828           51,355          137,679          100,405
Financial services department, net of expenses           39,332           22,276           64,560           41,959
Other noninterest income                                 62,329           79,131          139,645          123,477
                                                     ----------       ----------       ----------       ----------
      Total noninterest income                          448,288          392,468          856,968          768,764

NONINTEREST EXPENSE
Salaries and employee benefits                          877,613          792,446        1,796,886        1,677,392
Occupancy expense                                       174,829          123,265          303,968          267,491
Credit card processing fees                              53,632           49,611           95,796           88,666
Office Supplies                                          26,209           44,876           58,144          103,301
FDIC assessment                                           1,000           80,264            2,000          160,528
Data processing expense                                  53,048           56,548          106,167          115,557
Other noninterest expenses                              552,774          407,290        1,135,339          794,999
                                                     ----------       ----------       ----------       ----------
      Total noninterest expense                       1,739,105        1,554,300        3,498,300        3,207,934
                                                     ----------       ----------       ----------       ----------

INCOME BEFORE INCOME TAXES                            1,072,674          927,430        1,840,628        1,660,092

PROVISION FOR INCOME TAXES                              379,091          320,960          618,571          557,015
                                                     ----------       ----------       ----------       ----------

NET INCOME                                           $  693,583       $  606,470       $1,222,057       $1,103,077
                                                     ==========       ==========       ==========       ==========

Earnings per share of common stock                   $      .30       $      .27       $      .53       $      .49
                                                     ==========       ==========       ==========       ==========

See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                            The Six Months Ended
                                                                                                   June 30,
                                                                                       -------------------------------
                                                                                            1996              1995
                                                                                       ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                             $  1,222,057        $ 1,103,077
Adjustments to reconcile net income to net cash provided by operating activities
      Amortization of premiums and discounts on investment securities                         9,417              9,556
      Depreciation                                                                          168,987            162,551
      Provision for loan losses                                                              75,000             43,000
      Gain on sale of investment securities                                                  (3,416)           (13,117)
      Federal Home Loan Bank stock dividend                                                 (16,300)           (16,600)
      Decrease in accrued interest receivable                                              (324,479)          (202,056)
      Increase (decrease) in other assets                                                    92,434            (33,497)
      Increase in accrued interest payable and other liabilities                             51,220             91,113
                                                                                       ------------        -----------
           Net cash provided by operating activities                                      1,274,920          1,144,027

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of available-for-sale securities                                        --              518,875
Proceeds from the maturity of available-for-sale securities                               2,332,172          3,900,000
Purchases of available-for-sale securities                                               (3,108,727)              --
Proceeds from the maturity of held-to-maturity securities                                10,182,738          4,864,721
Purchases of held-to-maturity securities                                                 (8,311,316)        (3,331,335)
Purchase of Federal Home Loan Bank stock                                                       --              (33,300)
Net change in loans made to customers                                                   (10,375,913)        (7,079,344)
Purchases of premises and equipment                                                        (243,392)          (251,663)
Proceeds from the sale of premises and equipment                                             40,000               --
                                                                                       ------------        -----------
           Net cash used in investing activities                                         (9,484,438)        (1,412,046)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits and savings accounts                                        7,155,731            679,901
Net change in time deposits and IRA accounts                                                951,570          7,632,947
Net (decrease) increase in borrowings from Federal Home Loan Bank                          (600,000)           600,000
Net decrease in federal funds purchased                                                        --           (1,500,000)
Dividends paid                                                                             (387,808)          (396,233)
Proceeds from stock options                                                                  77,933              3,800
Net increase in short-term borrowings                                                       355,777            239,616
                                                                                       ------------        -----------
           Net cash provided by financing activities                                      7,553,203          7,260,031

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (656,315)         6,992,012
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         18,882,852         10,318,766
                                                                                       ------------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 18,226,537        $17,310,778
                                                                                       ============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid in cash                                                            $  2,819,957        $ 2,347,631
                                                                                       ============        ===========
      Taxes paid in cash                                                               $    595,058        $   438,677
                                                                                       ============        ===========
SCHEDULE OF NONCASH ACTIVITIES
      Change in unrealized loss on available-for sale securities, net of tax           $    (63,285)       $   230,822
                                                                                       ============        ===========

See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                     Unrealized
                                                                                                        gain
                                                                                                     (Loss) on             ESOP
                                                                    Additional                   available for sale     plan shares
                                                       Common        Paid-in        Retained         investment         subject to
                                          Shares       Stock         Capital        Earnings         securities         put options
                                          ------       ------       ----------      --------     ------------------     -----------
BALANCE, December 31, 1994               743,006     4,954,851      4,797,008       5,749,790        (315,391)         (504,750)

Cash dividends                              --            --             --          (555,074)           --                --

Stock options exercised                    1,000         6,668         16,730            --              --                --

3 for 1 stock split                    1,488,011          --             --              --              --                --

Stock options exercised                    5,800        12,881         35,215            --              --                --

Changes in unrealized loss on AFS
    securities, net of tax                  --            --             --              --           292,054              --

Changes in ESOP shares subject
    to put option                           --            --             --              --              --            (361,721)

Net income                                  --            --             --         2,489,160            --              --
                                       ---------    ----------    -----------     -----------      ----------        ----------

BALANCE, December 31, 1995             2,237,817     4,974,400      4,848,953       7,683,876         (23,337)         (866,471)

Stock options exercised                    3,540         7,868         27,900            --              --                --

Cash dividends                              --            --             --          (387,808)           --                --

Stock options exercised                    4,400        42,165           --              --              --                --

Changes in unrealized loss on AFS
    securities, net of tax                  --            --             --              --           (63,285)             --

Changes in ESOP shares subject
    to put option                           --            --             --              --              --              29,058

Transfer to surplus                         --            --        1,440,880      (1,440,880)           --                --

Cash dividend declared                      --            --             --          (157,203)           --                --

Net Income                                  --            --             --         1,222,057            --                --
                                       ---------    ----------    -----------     -----------      ----------        ----------

BALANCE, June 30, 1996                 2,245,757    $5,024,433    $ 6,317,733     $ 6,920,042      $  (86,622)       $ (837,413)
                                       =========    ==========    ===========     ===========      ==========        ==========
                                           Total
                                         Stockholder
                                           Equity
                                        -----------
BALANCE, December 31, 1994               14,681,508

Cash dividends                             (555,074)

Stock options exercised                      23,398

3 for 1 stock split                            --

Stock options exercised                      48,096

Changes in unrealized loss on AFS
    securities, net of tax                  292,054

Changes in ESOP shares subject
    to put option                          (361,721)

Net income                                2,489,160
                                        -----------

BALANCE, December 31, 1995              $16,617,421

Stock options exercised                      35,768

Cash dividends                             (387,808)

Stock options exercised                      42,165

Changes in unrealized loss on AFS
    securities, net of tax                  (63,285)

Changes in ESOP shares subject
    to put option                            29,058

Transfer to surplus                            --

Cash dividend declared                     (157,203)

Net Income                                1,222,057
                                        -----------

BALANCE, June 30, 1996                  $17,338,173
                                        ===========

See accompanying notes.

                                COLUMBIA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Principles of Consolidation

      The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company (Bancorp), and its wholly-owned subsidiaries, Columbia River Banking Company ("Columbia River"), and Klickitat Valley Bank ("Klickitat Valley"), after elimination of intercompany transactions and balances. Substantially all activity of Bancorp is conducted through its subsidiary banks.

      The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. Bancorp's annual report will contain audited financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation or results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be anticipated for the year ending December 31, 1996.

2.    Recent Mergers

      Bancorp was incorporated on October 3, 1995, and became the holding company of Columbia River through merger. Columbia River is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, and doing business as Columbia River Bank and Juniper Banking Company. The effective date of the merger was January 1, 1996, and the transaction was consummated on January 13, 1996, on which date Bancorp acquired 100% of the common stock of Columbia River, and the shareholders of Columbia River became shareholders of Bancorp.

      Effective June 13, 1996, Bancorp completed its acquisition of Klickitat Valley, making Klickitat Valley the second wholly-owned bank subsidiary of Bancorp. The business combination was accomplished through the exchange of
      8.5 shares of Bancorp common stock for each share of Klickitat Valley common stock. Klickitat Valley is a Washington state-chartered bank with headquarters in Goldendale, Washington.

      The accompanying financial statements have been restated and include the accounts and results of operations of the mergers as pooling-of-interest combinations.

3.    Loans and Reserve for Loan Losses
      The composition of the loan portfolio was as follows:

                                           June 30,        December 31,
                                             1996              1995
                                         ------------      ------------
         Commercial                        32,195,495        23,519,800
         Agriculture                       19,000,415        15,226,705
         Real estate                       49,671,306        52,200,356
         Consumer                          14,260,026        13,774,834
         Other                                763,045           740,163
                                         ------------      ------------
                                          115,890,287       105,461,858
         Allowance for loan losses         (1,132,722)       (1,071,494)
         Less deferred loan fees             (278,630)         (212,342)
                                         ------------      ------------
                                         $114,478,935      $104,178,022
                                         ============      ============

      Transactions in the reserve for loan losses were as follows for the six months ended June 30:

                                                   1996               1995
                                                ----------          --------
         Balance at beginning of period         $1,071,494          $954,355
         Provision charged to operations            75,000            43,000
         Recoveries                                 32,057            54,140
         Loans charged off                         (45,829)          (56,176)
                                                ----------          --------

         Balance at end of period               $1,132,722          $995,319
                                                ==========          ========

      It is the policy of Bancorp's subsidiaries, Columbia River, and Klickitat Valley, to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 1996 and December 31, 1995 were approximately $146,000 and $308,000, respectively.

      Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $30,000 at June 30, 1996, and approximately $60,000 at December 31, 1995. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at June 30, 1996 or December 31, 1995.

4.    Earnings Per Common Share

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Effective June 13, 1996, Columbia Bancorp (Bancorp), the bank holding company of Columbia River Banking Company (Columbia River), completed its acquisition of Klickitat Valley Bank, (Klickitat Valley) making Klickitat Valley the second wholly-owned bank subsidiary of Bancorp. Management believes the benefits of this acquisition are numerous and include the strengthening of both Columbia River Bank and Klickitat Valley Bank as they continue providing their communities with financial products and services.

      Columbia Bancorp reported net income of $1,222,057, or $.53 per share for the six months ended June 30, 1996. This represented a 10.8% increase in net income, as compared to $1,103,077, or $.49 per share, for the six months ended June 30, 1995. Net income of $693,583, or $.30 per share for the quarter ended June 30 1996 represented a 14.4% increase in net income, as compared to $606,470, or $.27 per share, for the quarter ended June 30, 1995. The increased earnings during the quarter ended June 30, 1996 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

      The net income added to shareholders' equity during the first half of 1996 was offset by dividends paid to shareholders in the first quarter of the year of $387,808, and a special dividend declared on June 19, of $157,203 to be paid in July 1996. The $.25 per share first quarter dividend reflected a 15% increase over the per share dividend paid in 1995. The $.07 per share dividend is a special dividend set forth in the acquisition agreement with Klickitat Valley.

MATERIAL CHANGES IN FINANCIAL CONDITION

      Material changes in financial condition for the six months ended June 30, 1996 include an increase in total assets, primarily in loans. Funds were provided for these changes primarily by an increase in total deposits.

      At June 30, 1996, total assets increased 4.8%, or approximately $8.61 million, over total assets at December 31, 1995. An increase of $10.3 million in loans, a decrease of $.7 in cash and cash equivalents, and a $1.3 million decrease in investment securities were the major components of the change in total assets. The increase in loans was primarily due to an increase in agricultural, commercial and real estate borrowings. The growth in these loan categories are signs of the continuing good local economy, and the efforts of experienced loan professionals capitalizing on borrowers desire for service and value added products.

      Bancorp experienced an increase in deposits of $8.1 million during the first six months of 1996. Interest bearing demand deposits increased $4.4 million, and noninterest bearing demand deposits increased $1.9 million at June 30, 1996 as compared to December 31, 1995. Management believes this increase is due to continuing marketing efforts and helped by continued customer dissatisfaction with merger and consolidation activities by competition in the markets served by the Bank.

      All other changes experienced in asset and liability categories during the first six months of 1996 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Total interest income increased $841,515 for the six months ended June 30, 1996, and $458,328 for the quarter ended June 30, 1996, as compared to the same periods in 1995. This increase is primarily due to the increase in loans and federal funds held in 1996 as compared to 1995.

      Total interest expense also increased $426,817 for the six months ended June 30, 1996, and $161,599 for the quarter ended June 30, 1996, as compared to the same periods in 1995. This increase is primarily due to the increase in time deposits held during 1996 as compared to 1995.

      The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by $414,698 for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995. Net income per common share increased to $.53 for the first six months of 1996 from $.49 for the first six months of 1995.

      Noninterest income increased approximately $88,000 for the six months ended June 30, 1996 as compared to the same period in 1995. This increase is primarily attributable to increases in income generated by Columbia River's credit card program, and the financial services division of Columbia River. Other noninterest income and service charges and fees on deposit accounts also added to the increase.

      Noninterest expense increased approximately $290,000 for the six months ended June 30, 1996 as compared to the comparable 1995 period. The increase for the six month period was primarily attributable to increases in salaries and employee benefits and other noninterest expenses. Other noninterest expenses increased primarily due to professional expenses related to the formation of Bancorp as the holding company for the Bank, the initial filing of registration of Bancorp with the Securities and Exchange Commission, and expenses related to the Klickitat Valley acquisition. Decreases in Office Supplies expense, FDIC Assessments and Data Processing expenses partially offset other increases.

      Salaries and employee benefits increased approximately $119,000, or 7%, during the first six months of 1996 as compared to the 1995 six-month period. Management believes this increase was primarily due to deferred compensation expense and routine adjustments in officer and staff salary.

LOAN LOSS PROVISION

      During the six months ended June 30, 1996, Bancorp charged a $75,000 loan loss provision to operations, as compared to $43,000 charged during the same period in 1995. Loans charged off, net of loan recoveries, was $13,772 during the six months ended June 30, 1996 as compared to $2,036 for the 1995 six-month period.

      Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Bancorp.

LIQUIDITY AND CAPITAL RESOURCES

      Bancorp's subsidiaries, Columbia River, and Klickitat Valley, have adopted policies to maintain a relatively liquid position to enable them to respond to changes in their financial environment. Generally, the Banks' major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

      The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 1996. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $1,222,057, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

      The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. At June 30, 1996, the Bancorp's tier-one and total risk-based capital ratios were 11.55% and 12.31%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively. At June 30, 1996, the capital-to-assets ratio under leverage ratio guidelines was approximately 9.49%. The FRB's current minimum leverage capital ratio guideline is 3%.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit 27 Article 9 Financial Data Schedule for Form 10-QSB

(b) Hereby incorporated herein by reference, current report on Form 8-K dated June 13, 1996 was filed on June 24, 1996, reporting under Items 2, 5, and 7, the acquisition of Klickitat Valley Bank, the branch of Columbia River Banking Company DBA Juniper Banking Company in Bend, Oregon, and management contracts.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    COLUMBIA BANCORP


Dated:   July 24, 1996              /s/ Terry L. Cochran
                                    --------------------
                                    Terry L. Cochran
                                    President & Chief Executive Officer




Dated:   July 24, 1996              /s/ Richard J. Croghan
                                    ----------------------
                                    Richard J. Croghan, Chief Financial Officer and
                                    Chief Accounting Officer - Columbia River Banking
                                    Company; Acting Chief Financial Officer and Chief
                                    Accounting Officer - Columbia Bancorp