Form 10QSB
period 1996-09-30
COLUMBIA BANCORP \OR\
filed 1996-10-30
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from _________ to _________

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

         2,245,757 shares as of October 15, 1996

                                COLUMBIA BANCORP

                                   FORM 10-QSB

                               SEPTEMBER 30, 1996

                                      INDEX

                                                                                    PAGE
PART I - FINANCIAL INFORMATION                                                    REFERENCE
------------------------------                                                    ---------
      Consolidated Balance Sheets as of September 30, 1996 and                        3
             December 31, 1995

      Consolidated Statements of Income for the nine months and quarter ended         4
             September 30, 1996 and 1995

      Consolidated Statements of Cash Flows for the nine months ended                 5
             September 30, 1996 and 1995

      Consolidated Statements of Changes in Shareholders' Equity for the              6
             periods of December 31, 1994 to September 30, 1996

      Notes to Consolidated Financial Statements                                     7-8

      Management's Discussion and Analysis of Financial
             Condition and Results of Operations:

             Overview                                                                 9
             Material Changes in Financial Condition                                  9
             Material Changes in Results of Operations                               10
             Loan Loss Provision                                                     10
             Liquidity and Capital Resources                                         10-11

PART II - OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                                      12

      Signatures                                                                     13

                        COLUMBIA BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 30,       December 31,
                                                                                 1996               1995
                                                                            -------------       -------------
ASSETS
Cash and due from banks                                                     $  15,027,703       $  12,610,087
Federal funds sold                                                             11,365,546           6,272,765
                                                                            -------------       -------------
           Total cash and cash equivalents                                     26,393,249          18,882,852

Investment securities available-for-sale                                        7,908,620           7,665,899
Investment securities held-to-maturity                                         40,307,056          41,165,508
Federal Home Loan Bank stock                                                      651,100             622,400
                                                                            -------------       -------------
           Total investment securities                                         48,866,776          49,453,807

Loans, net of allowance for loan losses and unearned loan fees                114,010,690         104,178,022
Property and equipment, net of depreciation                                     4,342,121           3,719,073
Accrued interest receivable                                                     2,124,901           1,815,876
Other assets                                                                      314,973             435,907
                                                                            -------------       -------------
           Total Assets                                                     $ 196,052,710       $ 178,485,537
                                                                            =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing demand deposits                                   $  31,787,923       $  31,817,250
      Interest bearing demand accounts                                         71,299,253          56,888,529
      Savings accounts                                                         23,996,782          22,203,757
      Time certificates and IRA accounts                                       48,043,839          47,965,662
                                                                            -------------       -------------
                Total deposits                                                175,127,797         158,875,198

Short-term borrowings                                                             456,801              97,381
Notes payable to Federal Home Loan Bank                                           600,000           1,200,000
Accrued interest payable and other liabilities                                  1,053,707             829,066
                                                                            -------------       -------------
                Total liabilities                                             177,238,305         161,001,645

Employee stock ownership plan shares subject to put option                        841,918             866,471

Shareholders' equity:
      Common stock, no par value; 4,000,000 shares
           authorized, 2,245,757 issued and outstanding
           (2,237,817 at December 31, 1995)                                     5,024,433           4,974,400
      Additional paid-in capital                                                6,317,733           4,848,953
      Retained earnings                                                         7,554,972           7,683,876
      Net unrealized loss on securities available-for-sale, net of tax            (82,733)            (23,337)
                                                                            -------------       -------------
                                                                               18,814,405          17,483,892
      Less: employee stock ownership plan shares subject to put option           (841,918)           (866,471)
                                                                            -------------       -------------
                Total shareholders' equity                                     17,972,487          16,617,421
                                                                            -------------       -------------
                                                                            $ 196,052,710       $ 178,485,537
                                                                            =============       =============

See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                          Three months ended               Nine months ended
                                                             September 30,                    September 30,
                                                    ----------------------------       ----------------------------
                                                        1996             1995             1996              1995
INTEREST INCOME
Interest and fees on loans                          $ 3,076,489      $ 2,771,982       $ 8,780,954      $ 7,837,597
Interest on investments:
      Taxable investment securities                     511,864          516,905         1,539,835        1,606,435
      Nontaxable investment securities                  196,772          165,790           574,495          482,468
Other interest income                                   135,030          122,064           409,135          192,990
                                                    -----------      -----------       -----------      -----------
      Total interest income                           3,920,155        3,576,741        11,304,419       10,119,490

INTEREST EXPENSE
Interest bearing demand and savings                     758,128          669,434         2,166,376        1,998,566
Interest on time deposits and IRA's                     663,861          689,015         2,045,718        1,660,741
Other borrowed funds                                     11,865           35,176            49,063          134,805
                                                    -----------      -----------       -----------      -----------
      Total interest expense                          1,433,854        1,393,625         4,261,157        3,794,112
                                                    -----------      -----------       -----------      -----------
NET INTEREST INCOME                                   2,486,301        2,183,116         7,043,262        6,325,378
PROVISION FOR LOAN LOSSES                                81,479           22,500           156,479           65,500
                                                    -----------      -----------       -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           2,404,822        2,160,616         6,886,783        6,259,878

NONINTEREST INCOME
Service charges and fees                                274,096          240,195           789,180          743,119
Credit card discounts and fees                           98,446           73,176           236,124          173,581
Financial services department, net of expenses           38,985           23,748           103,545           65,706
Other noninterest income                                 43,996           43,556           183,641          167,033
                                                    -----------      -----------       -----------      -----------
      Total noninterest income                          455,523          380,675         1,312,490        1,149,439

NONINTEREST EXPENSE
Salaries and employee benefits                          954,975          841,141         2,751,861        2,518,532
Occupancy expense                                       149,694          129,375           453,662          396,866
Credit card processing fees                              65,345           50,285           161,141          138,952
Office Supplies                                          56,482           43,209           114,626          146,510
FDIC assessment                                           1,500           (9,542)            3,500          150,986
Data processing expense                                  51,905           62,467           158,072          178,024
Other noninterest expenses                              403,461          413,781         1,538,800        1,208,780
                                                    -----------      -----------       -----------      -----------
      Total noninterest expense                       1,683,362        1,530,716         5,181,662        4,738,650
                                                    -----------      -----------       -----------      -----------
INCOME BEFORE INCOME TAXES                            1,176,983        1,010,575         3,017,611        2,670,667

PROVISION FOR INCOME TAXES                              384,850          306,370         1,003,421          863,385
                                                    -----------      -----------       -----------      -----------
NET INCOME                                          $   792,133      $   704,205       $ 2,014,190      $ 1,807,282
                                                    ===========      ===========       ===========      ===========
Earnings per share of common stock                  $       .35      $       .31       $       .88      $       .80
                                                    ===========      ===========       ===========      ===========

See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           The Nine months Ended
                                                                                                September 30,
                                                                                                -------------
                                                                                           1996              1995
                                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                            $  2,014,190       $  1,807,282
Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                         273,575            243,819
      Provision for loan losses                                                            156,479             65,500
      Federal Home Loan Bank stock dividend                                                (28,700)           (20,800)
      Increase in accrued interest receivable                                             (309,025)          (318,041)
      Decrease in other assets                                                             120,934             64,658
      Increase in accrued interest payable and other liabilities                           224,641            113,407
                                                                                      ------------       ------------
           Net cash provided by operating activities                                     2,452,094          1,955,825

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from the sale of available-for-sale securities                                         --            843,684
Proceeds from the maturity of available-for-sale securities                              4,289,017          5,832,230
Purchases of available-for-sale securities                                              (4,733,471)          (749,000)
Proceeds from the maturity of held-to-maturity securities                               12,798,513          8,563,457
Purchases of held-to-maturity securities                                               (11,963,609)        (7,712,753)
Purchase of Federal Home Loan Bank stock                                                        --            (33,300)
Net change in loans made to customers                                                   (9,989,147)       (10,143,485)
Purchases of premises and equipment                                                       (927,941)          (276,143)
Proceeds from the sale of premises and equipment                                            40,000                 --
                                                                                      ------------       ------------
           Net cash used in investing activities                                       (10,486,638)        (3,675,310)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net change in demand deposits and savings accounts                                      16,174,422          1,284,568
Net change in time deposits and IRA accounts                                                78,177         13,218,262
Net decrease in borrowings from Federal Home Loan Bank                                    (600,000)          (381,000)
Net decrease in federal funds purchased                                                         --         (1,500,000)
Dividends paid                                                                            (545,011)          (456,483)
Proceeds from stock options                                                                 77,933             23,398
Net increase in short-term borrowings                                                      359,420            192,991
                                                                                      ------------       ------------
           Net cash provided by financing activities                                    15,544,941         12,381,736

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                     7,510,397         10,662,251
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        18,882,852         10,318,766
                                                                                      ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 26,393,249       $ 20,981,017
                                                                                      ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Interest paid in cash                                                           $  4,217,407       $  3,728,214
                                                                                      ============       ============
      Taxes paid in cash                                                              $  1,029,208       $    867,872
                                                                                      ============       ============
SCHEDULE OF NONCASH ACTIVITIES

      Change in unrealized loss on available-for sale securities, net of tax          $    (59,396)      $    261,835
                                                                                      ============       ============

See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                          Unrealized
                                                                                            gain
                                                                                          (Loss) on
                                                                                          available         ESOP
                                                             Additional                   for sale       plan shares      Total
                                                Common        Paid-in       Retained      investment     subject to    Shareholders'
                                   Shares        Stock        Capital       Earnings      securities     put options      Equity
                                   ------        -----        -------       --------      ----------     -----------      ------
BALANCE, December 31, 1994         743,006   $  4,954,851   $  4,797,008  $  5,749,790   $   (315,391)  $   (504,750)  $ 14,681,508

Cash dividends                          --             --             --      (555,074)            --             --       (555,074)

Stock options exercised              1,000          6,668         16,730            --             --             --         23,398

3 for 1 stock split              1,488,011             --             --            --             --             --             --

Stock options exercised              5,800         12,881         35,215            --             --             --         48,096

Changes in  unrealized  loss
on AFS securities, net of tax           --             --             --            --        292,054             --        292,054

Changes in ESOP shares
subject to put option                   --             --             --            --             --       (361,721)      (361,721)

Net income                              --             --             --     2,489,160             --             --      2,489,160
                                 ---------   ------------   ------------  ------------   ------------   ------------   ------------
BALANCE, December 31, 1995       2,237,817      4,974,400      4,848,953     7,683,876        (23,337)      (866,471)  $ 16,617,421

Stock options exercised              3,540          7,868         27,900            --             --             --         35,768

Cash dividends                          --             --             --      (545,011)            --             --       (545,011)

Stock options exercised              4,400         42,165             --            --             --             --         42,165

Changes in  unrealized  loss
on AFS securities, net of tax           --             --             --            --        (59,396)            --        (59,396)

Changes in ESOP shares
subject to put option                   --             --             --            --             --         24,553         24,553

Transfer to surplus                                            1,440,880    (1,440,880)                                          --

Cash dividend declared                                                        (157,203)                                    (157,203)

Net Income                              --             --             --     2,014,190             --             --      2,014,190
                                 ---------   ------------   ------------  ------------   ------------   ------------   ------------
BALANCE, September 30, 1996      2,245,757   $  5,024,433   $  6,317,733  $  7,554,972   $    (82,733)  $   (841,918)  $ 17,972,487

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

      The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. Bancorp's annual report will contain audited financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be anticipated for the year ending December 31, 1996.

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

3.    Loans and Reserve for Loan Losses
      The composition of the loan portfolio was as follows:

                                             September 30,        December 31,
                                                  1996                 1995
                                             -------------        -------------
         Commercial                             30,829,691           23,519,800
         Agriculture                            16,434,097           15,226,705
         Real estate                            52,694,961           52,200,356
         Consumer                               14,692,336           13,774,834
         Other                                     850,386              740,163
                                             -------------        -------------
                                               115,501,471          105,461,858
         Allowance for loan losses              (1,219,629)          (1,071,494)
         Deferred loan fees                       (271,152)            (212,342)
                                             -------------        -------------
                                             $ 114,010,690        $ 104,178,022
                                             =============        =============

      Transactions in the reserve for loan losses were as follows for the nine months ended September 30:

                                                     1996               1995
                                                  -----------       -----------
         Balance at beginning of period           $ 1,071,494       $   954,355
         Provision charged to operations              156,479            65,500
         Recoveries                                    39,612           100,466
         Loans charged off                            (47,956)          (57,050)
                                                  -----------       -----------

         Balance at end of period                 $ 1,219,629       $ 1,063,271
                                                  ===========       ===========

      It is the policy of Bancorp's subsidiaries, Columbia River, and Klickitat Valley, to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 1996 and December 31, 1995 were approximately $267,000 and $308,000, respectively.

      Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $52,000 at September 30, 1996, and approximately $60,000 at December 31, 1995. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at September 30, 1996 or December 31, 1995.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Columbia Bancorp (Bancorp) has completed its first quarter of operations since the June 13th acquisition of Klickitat Valley Bank (Klickitat Valley). Joining Columbia River Banking Company (Columbia River), the acquisition made Klickitat Valley the second wholly-owned bank subsidiary of Bancorp. Management believes the benefits of this acquisition are evident in the results of operations of Bancorp, and will continue to strengthen both Columbia River and Klickitat Valley as they continue providing their communities with financial products and services.

      As the third quarter of 1996 drew to a close, excitement grew in anticipation of the grand opening of the third branch of Columbia River's Juniper Banking Company in Bend, Oregon. Management is extremely optimistic about the future of this branch. In the shadow of the majestic Cascade mountain range, the Bend office expands our market territory south, deeper into central Oregon, into the an area that is continuing to see tremendous growth in population. It is the largest city served by any of Bancorp's now nine branch offices. Management is confident the Bend Office of Juniper Banking Company will soon be discovered and patronized for providing unequaled expertise in the delivery of bank services heretofore unseen in the Bend community.

      Columbia Bancorp reported net income of $2,014,190, or $.88 per share for the nine months ended September 30, 1996. This represented a 11.4% increase in net income, as compared to $1,807,282, or $.80 per share, for the nine months ended September 30, 1995. Net income of $792,133, or $.35 per share for the quarter ended September 30 1996 represented a 12.5% increase in net income, as compared to $704,205, or $.31 per share, for the quarter ended September 30, 1995. The increased earnings during the quarter ended September 30, 1996 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

      The net income added to shareholders' equity during the first nine months of 1996 was offset, in part, by dividends paid out to shareholders of $545,011. On September 23, the Bancorp board declared a third-quarter dividend of $.07 per share payable October 31 to shareholders of record September 30, 1996. With the payment of the declared dividend, approximately 35% of earnings will have been returned to shareholders, the remaining 65% being retained to fund the continued strong growth of Bancorp.

MATERIAL CHANGES IN FINANCIAL CONDITION

      Material changes in financial condition for the nine months ended September 30, 1996 include an increase in total assets, primarily in loans. Funds were provided for these changes primarily by an increase in total deposits.

      At September 30, 1996, total assets increased 9.8%, or approximately $17.6 million, over total assets at December 31, 1995. An increase of $9.8 million in loans, an increase of $7.5 million in cash and cash equivalents, and a $.6 million decrease in investment securities were the major components of the change in total assets. The increase in loans is reflected in increases in all loan categories and is indicative of the continuing good local economy, and the efforts of experienced loan professionals capitalizing on borrowers' desire for service and value-added products.

      Bancorp experienced an increase in deposits of $16.3 million during the first nine months of 1996. Interest bearing demand deposits increased $14.4 million, and savings deposits increased $1.8 million at September 30, 1996 as compared to December 31, 1995. Management believes this increase is due to continuing marketing efforts and helped by continued customer dissatisfaction with merger and consolidation activities by competition in the markets served by the Bank.

      All other changes experienced in asset and liability categories during the first nine months of 1996 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Total interest income increased $1,184,929 for the nine months ended September 30, 1996, and $343,414 for the quarter ended September 30, 1996, as compared to the same periods in 1995. This increase is primarily due to the increase in loans and federal funds held in 1996 as compared to 1995.

      Total interest expense also increased $467,045 for the nine months ended September 30, 1996, and $40,229 for the quarter ended September 30, 1996, as compared to the same periods in 1995. This increase is primarily due to the increase in time deposits held during 1996 as compared to 1995.

      The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by $717,884 for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995. Net income per common share increased to $.88 for the first nine months of 1996 from $.80 for the first nine months of 1995.


      Noninterest income increased approximately $164,000 for the nine months ended September 30, 1996 as compared to the same period in 1995. This increase is primarily attributable to increases in income generated by Columbia River's credit card program, and the financial services division of Columbia River. Other noninterest income and service charges and fees on deposit accounts also added to the increase.

      Noninterest expense increased approximately $443,000 for the nine months ended September 30, 1996 as compared to the comparable 1995 period. The increase for the nine month period was primarily attributable to increases in salaries and employee benefits and other noninterest expenses. Other noninterest expenses increased primarily due to professional expenses related to the formation of Bancorp as the holding company for the Bank, the initial filing of registration of Bancorp with the Securities and Exchange Commission, and expenses related to the Klickitat Valley acquisition. Decreases in Office Supplies expense, FDIC Assessments and Data Processing expenses partially offset other increases.

      Salaries and employee benefits increased approximately $233,000, or 9%, during the first nine months of 1996 as compared to the 1995 nine month period. Management believes this increase was primarily due to deferred compensation expense and routine adjustments in officer and staff salaries.

LOAN LOSS PROVISION

      During the nine months ended September 30, 1996, Bancorp charged a $156,479 loan loss provision to operations, as compared to $65,500 charged during the same period in 1995. Loans charged off, net of loan recoveries, was $8,344 during the nine months ended September 30, 1996. Although this is excellent in comparison to Bancorp's peer group, it pales in comparison to net recoveries of $43,416 made during the same nine month period in 1995.

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

      The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 1996. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $2,014,190, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. At September 30, 1996, the Bancorp's tier-one and total risk-based capital ratios were 13.81% and 14.73%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively. At September 30, 1996, the capital-to-assets ratio under leverage ratio guidelines was approximately 9.79%. The FRB's current minimum leverage capital ratio guideline is 3%.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit 27 Article 9 Financial Data Schedule for Form 10-QSB

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              COLUMBIA BANCORP

Dated:   October 29, 1996     /s/ Terry L. Cochran
                              --------------------
                              Terry L. Cochran
                              President & Chief Executive Officer

Dated:   October 29, 1996     /s/ Richard J. Croghan
                              ----------------------
                              Richard J. Croghan, EVP, Chief Financial Officer
                              and Chief Accounting Officer - Columbia River
                              Banking Company; Chief Financial Officer and
                              Chief Accounting Officer - Columbia Bancorp