Form 10KSB
period 1996-12-31
COLUMBIA BANCORP \OR\
filed 1997-03-31
CIK 1010002

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended: December 31, 1996
                                          or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from _____ to _____

                            Commission file number:   0-27938

                                COLUMBIA BANCORP
                 (Name of small business issuer in its charter)


              Oregon                                                                      93-1193156
     (State of incorporation                                                          (I.R.S. Employer
                                                                                       Identification No.)

                             316 East Third Street
                           The Dalles, Oregon 97058
                    (Address of principal executive offices)

                   Issuer's telephone number:  (503) 298-6649

      Securities registered under Section 12(b) of the Exchange Act:  None

 Securities registered under Section 12(g) of the Exchange Act:  Common stock, no par value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    ----      ----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year were $17,159,603.

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 10, 1997 was $28,926,080.

      The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,255,641 shares of no par value common stock on March 10, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Part I and Part II incorporate by reference to the issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1996. Part III is incorporates by reference the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 17, 1997.

      Transitional Small Business Disclosure Format (Check one):
              Yes       ; No   X
                  -----      -----

                                COLUMBIA BANCORP
                                  FORM 10-KSB
                               TABLE OF CONTENTS

PART I                                                                                                 PAGE
------                                                                                                 ----
                 (Portions of Item 1 are incorporated by reference from Columbia
                      Bancorp's Annual Report to Shareholders)

Item 1.          Description of Business                                                               3 - 25

Item 2.          Description of Property                                                              26 - 27

Item 3.          Legal Proceedings                                                                      27

Item 4.          Submission of Matters to a Vote of Security Holders                                    28

PART II
-------
                 (Items 5, 6, 7 and 8 are incorporated by reference from Columbia
                      Bancorp's Annual Report to Shareholders)

Item 5.          Market for Common Equity and Related Stockholder Matters                               28

Item 6.          Management's Discussion and Analysis or Plan of Operation                              28

Item 7.          Financial Statements                                                                   28

Item 8.          Changes In and Disagreements With Accountants on
                      Accounting and Financial Disclosure                                               28

PART III
--------
                 (Items 9 through 12 are incorporated by reference from Columbia
                      Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 17, 1997)

Item 9.          Directors, Executive Officers, Promoters and Control Persons,
                      Compliance With Section 16(a) of the Exchange Act                                 28

Item 10.         Executive Compensation                                                                 28

Item 11.         Security Ownership of Certain Beneficial Owners and
                      Management                                                                        28

Item 12.         Certain Relationships and Related Transactions                                         29

Item 13.         Exhibits and Reports on Form 8-K                                                     29 - 30

SIGNATURES                                                                                            31 - 32

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         COLUMBIA BANCORP. Columbia Bancorp (Bancorp), an Oregon corporation, is the parent corporation and holding company of Columbia River Banking Company (Columbia), and Klickitat Valley Bank (Klickitat).

         Bancorp was incorporated on October 3, 1995 and became the holding company of Columbia through Columbia's merger with a "phantom bank" subsidiary established by Bancorp. As a result of the merger, Bancorp acquired 100% of the common stock of Columbia, and the shareholders of Columbia became shareholders of Bancorp under a one-for-one exchange of shares.

         Effective June 13, 1996, Bancorp completed its acquisition of Klickitat, making Klickitat the second wholly-owned bank subsidiary of Bancorp. The business combination was accomplished through the exchange of 8.5 shares of Bancorp common stock for each share of Klickitat common stock.

         As of February 28, 1997, Bancorp had 1,213 shareholders of record, and 2,255,641 shares of its common stock issued and outstanding.

         All data in this Annual Report on Form 10-KSB has been restated to give retroactive effect to the acquisition of Klickitat. In addition, all share and per share information in years prior to 1996 has been restated to give retroactive effect to various stock splits and stock dividends.

         COLUMBIA RIVER BANKING COMPANY. Columbia is an independent, full-service state-chartered community bank with headquarters in The Dalles, Oregon.

         Columbia was originally incorporated under the laws of the State of Oregon on or about June 8, 1976, and received its bank charter on June 11, 1976. Effective January 1, 1995, Columbia merged with and into Juniper Banking Company (Juniper), an Oregon state-chartered bank. Columbia was the surviving entity in the merger.

         Columbia has seven offices in Oregon. It does business under the assumed business name "Columbia River Bank" in Hood River, Maupin, and two locations in The Dalles. In Madras, Redmond, and Bend, Columbia does business under the assumed business name "Juniper Banking Company." Columbia's seven offices serve the financial needs of businesses and individuals in four counties stretching from Deschutes and Jefferson Counties, in the approximate geographical center of the State of Oregon, to Wasco and Hood River Counties, on the Columbia River in the north.

         KLICKITAT VALLEY BANK. Klickitat is a state-chartered community bank headquartered in Goldendale, Washington. Klickitat was chartered by the State of Washington and approved by the Federal Deposit Insurance Corporation on August 26, 1968. It operates a branch in White Salmon, Washington.

         In December of 1996 the Board of Directors of Bancorp approved the merger of Klickitat into Columbia, with Columbia to be the surviving bank and sole subsidiary of Bancorp. The regulatory approval process was complete in February 1997, and the merger became effective on March 1, 1997. The two former branches of Klickitat shall continue to do business under the "Klickitat Valley Bank" name. The Board of Directors of Bancorp believes this merger will result in streamlined financial reporting, greater management efficiencies and enhanced opportunities for Klickitat employees. The discussion in this Form 10-KSB of Bancorp's two subsidiaries is for the pre-merger period ending December 31, 1996.

BUSINESS OF COLUMBIA AND KLICKITAT

         Both banks provide a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities, and individuals. Columbia and Klickitat direct their deposit taking and lending activities primarily to the communities in which their branches are located. The primary marketing focus is on small to medium-sized businesses and on professionals in those communities. Neither bank provides trust services.

         Commercial loans generally consist of secured credit lines, typically renewed annually, used for the operations and working capital requirements of business borrowers.

         Agricultural loans generally consist of operating lines used to finance farm operations through the growing season. Columbia's borrowers include wheat, mint, seed, apple, cherry and pear growers and livestock operations. Klickitat borrowers include wheat, alfalfa, barley, and livestock operations. Agricultural loans also include term loans used to finance farm equipment purchases. Agricultural loans are subject to increased credit risks from causes such as bad weather, crop failures, and fluctuations in crop prices.

         Both banks make loans secured by commercial, farmland, and residential property. Growth in the residential loan portfolio has been intentionally limited to avoid exposure to increased interest rate risk on long-term fixed rate loans. Most of Columbia's residential real estate loans are made on behalf of other lenders.

         Consumer loans generally consist of automobile loans, personal credit lines, and borrowings under Columbia's VISA card program.

         The quality of its personal financial services and dedication to customer service have enabled Bancorp's subsidiary banks to maintain a stable and relatively low cost retail deposit base, while generating a substantial volume of loans. Total deposits increased from $158.9 million at December 31, 1995, to $178.7 million at December 31, 1996. Net loans increased from $104.2 million at December 31, 1995, to $118.2 million at December 31, 1996.

         Deposit accounts are insured to statutory limits by the Federal Deposit Insurance Corporation (the FDIC). Neither bank is a member of the Federal Reserve System. Columbia, through its Columbia River Bank Financial Services division, markets stocks, mutual funds, and other investment and insurance products to customers of Columbia and Klickitat as well as the public through an arrangement with PrimeVest Financial Services Inc., a registered securities broker-dealer.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

         Net interest income. For most financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in "volume," "spread," and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest- earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

         During 1996, 1995 and 1994, Bancorp's average interest-earning assets were $172.8 million, $156.4 million and $149.2 million, respectively. During these same years, Bancorp's net interest margin was 5.81%, 5.71% and 5.74%, respectively.

Average balances and average rates earned and paid. The following table sets forth for 1996, 1995, and 1994 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin.

                                                                          YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------------------------------
                                                   1996                             1995                            1994
                                     -------------------------------  -------------------------------  ----------------------------
                                                 INTEREST   AVERAGE               INTEREST   AVERAGE              INTEREST  AVERAGE
                                      AVERAGE    INCOME OR  YIELD OR   AVERAGE    INCOME OR  YIELD OR   AVERAGE   INCOME OR YIELD OR
                                     BALANCE(1)   EXPENSE    RATES    BALANCE(1)   EXPENSE    RATES    BALANCE(1)  EXPENSE   RATES
                                     ----------  ---------  --------  ----------  ---------  --------  ----------  -------  -------
                                                                           (In thousands)
                  ASSETS
                  ------
Investment securities
  Taxable securities                  $ 34,781   $ 2,170     6.24%    $ 39,571     $ 2,201     5.56%   $ 43,918    $ 2,280   5.19%
  Nontaxable securities (2)             14,964     1,168     7.80       13,120         998     7.61      13,449      1,035   7.69
Federal funds sold                      11,182       589     5.27        6,666         343     5.14       4,262        159   3.74
Loans (3)                              111,841    11,855    10.60       97,087      10,612    10.93      87,609      9,098  10.39
                                      --------   -------    -----     --------     -------    -----      ------    -------  -----
      Total interest-earning
        assets/interest income         172,768    15,782     9.13      156,444      14,154     9.05     149,238     12,572   8.42
Cash and due from banks                 10,105                           8,678                            7,708
Premises and equipment, net              4,092                           3,714                            3,606
Reserve for loan losses                 (1,153)                         (1,026)                          (1,014)
Other assets                             2,249                           2,542                            2,133
                                      --------                        --------                         --------

      Total assets                    $188,061                        $170,352                         $161,671
                                      ========                        ========                         ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Savings and interest-bearing
  demand deposits                     $ 90,062     2,967     3.29     $ 80,078       2,688     3.36    $ 84,303      2,353   2.79
Time deposits                           49,286     2,717     5.51       44,036       2,369     5.38      37,274      1,540   4.13
Borrowed funds                           1,073        61     5.66        2,632         159     6.05       2,164        106   4.92
                                      --------   -------    -----     --------     -------    -----    --------    -------  -----
      Total interest-bearing
        liabilities/interest
        expense                        140,421     5,745     4.09      126,746       5,216     4.12     123,741      3,999   3.23
Noninterest-bearing deposits            28,328                          24,398                           22,665
Other liabilities                        1,872                           3,559                            1,355
                                      --------                        --------                         --------
      Total liabilities                170,621                         154,703                          147,761
Shareholders' equity                    17,440                          15,649                           13,910
                                      --------   -------              --------     -------             --------    -------
      Total liabilities and
        shareholders' equity          $188,061                        $170,352                         $161,671
                                      ========                        ========                         ========
Net interest income                              $10,037                           $ 8,938                         $ 8,573
                                                 =======                           =======                         =======
Net interest spread                                          5.04%                             4.93%                         5.19%
                                                             ====                              ====                          ====
Interest expense to
  earning assets                                             3.33%                             3.33%                         2.68%
                                                             ====                              ====                          ====
Net interest margin                                          5.81%                             5.71%                         5.74%
                                                             ====                              ====                          ====

-----------------

(1)  Average balances are based on daily averages.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis at a 34% rate.
(3)  Nonaccrual loans are included in the average balance.

         Analysis of changes in interest rate differential. The following table shows the dollar amount of the increase (decrease) in Bancorp's interest income and interest expense for the years indicated, on a tax-equivalent basis, and attributes such dollar amounts to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rate changes, which were immaterial, have been allocated equally between interest rate and volume.


                                                             1996 VS. 1995                            1995 VS. 1994
                                                        CHANGE IN NET INTEREST                   CHANGE IN NET INTEREST
                                                             INCOME DUE TO                             INCOME DUE TO
                                                  --------------------------------     -------------------------------------
                                                  VOLUME        RATE        TOTAL       VOLUME         RATE          TOTAL
                                                  ------      --------    ---------     ------       --------      ---------


                 Interest income:
                   Securities - taxable         $(266,425)     $ 235,569    $ (30,856)   $(225,602)  $146,800      $  (78,802)
                   Securities - tax-exempt        140,411         28,594      169,005      (25,333)   (10,922)        (36,255)
                   Federal funds sold             232,195         14,300      246,495       89,964     93,344         183,308
                   Loans                        1,612,731       (369,953)   1,242,778      984,294    529,229       1,513,523
                                                ---------      ----------   ---------     --------    -------       ---------
                       Total interest income    1,718,912        (91,490)   1,627,422      823,323    758,451       1,581,774
                                                ---------      ----------   ---------     --------    --------      ---------

                 Interest expense:
                   Savings and interest-
                     bearing demand deposits      335,148        (55,982)     279,166     (117,931)   453,046         335,115
                   Time deposits                  282,416         66,188      348,604      279,428    549,325         828,753
                   Borrowed funds                 (94,244)        (4,187)     (98,431)      23,002     29,693          52,695
                                                ---------      ---------    ---------    ---------  ---------       ---------
                        Total interest expense    523,320          6,019      529,339      184,499  1,032,064       1,216,563
                                                ---------      ---------    ---------    ---------  ---------       ---------
                 Net interest income           $1,195,592      $ (97,509)   $1,098,083    $638,824  $(273,613)      $ 365,211
                                               ==========      ==========   ==========    ========  =========       =========



II.      INVESTMENT ACTIVITIES

         The objectives of Bancorp's investment portfolio are (i) to provide liquidity to meet seasonal or other unexpected cash needs resulting from declines in deposits or increases in loans and (ii) to provide an adequate rate of return within the constraints of liquidity requirements. Bancorp's policy is to maintain a loan/deposit ratio of approximately 80%. Accordingly, investment securities are a major source of Bancorp's revenues. Investments are made by the Chief Executive Officer or the Chief Financial Officer of the subsidiary bank, and are generally limited to investment grade securities. The banks do not actively trade securities and, as of December 31, 1996 and 1995, approximately 80% and 83%, respectively, were designated as being held-to-maturity. The remaining investment securities are available-for-sale to provide Bancorp with necessary liquidity or funds available for alternative investments.

         The following table provides the carrying values of Bancorp's investment portfolio at the end of each of the last three years. See Note 2 of Notes to Consolidated Financial Statements for more information about investment securities held at December 31, 1996, 1995, and 1994.

                                                                                    DECEMBER 31,
                                                            -------------------------------------------------------------
                                                               1996                     1995                      1994
                                                            ----------               ----------                ----------
                                                                                   (In thousands)

                 U.S. Treasury securities                     $ 4,121                   $ 7,340                  $14,913
                 U.S. government agencies                      28,431                    21,169                   20,400
                 State and political subdivisions              15,351                    14,728                   12,672
                 Other securities                               2,609                     5,595                    7,694
                                                              -------                    ------                   ------
                   Total debt securities                       50,812                    48,832                   55,679

                 Equity securities                                972                       622                      551
                                                              -------                   -------                  -------

                   Total investment securities                $51,484                   $49,454                  $56,230
                                                               ======                    ======                   ======

         The following table provides the amortized cost, market value, maturities and weighted average yields of Bancorp's investment securities at December 31, 1996:

                                                                                                                WEIGHTED
                                                                  AMORTIZED                MARKET                AVERAGE
                 TYPE AND MATURITY                                  COST                   VALUE                YIELD (1)
                 -----------------                                ---------                -------              ---------
                 U.S. Treasury securities:
                    Due within one year                           $   902                  $   904                5.81%
                    Due after one but within five years             3,215                    3,196                5.97
                                                                   ------                   ------                ----
                          Total U.S. Treasury securities            4,117                    4,100                5.93
                                                                   ------                   ------                ----

                 U.S. government agencies:
                    Due within one year                             1,814                    1,814                5.47
                    Due after one but within five years            19,393                   19,284                6.37
                    Due after five but within ten years             5,331                    5,304                7.01
                    Due after ten years                             1,916                    1,900                7.30
                                                                   ------                   ------                ----
                          Total U.S. government
                            agencies                               28,454                   28,302                6.49
                                                                   ------                   ------                ----


                                                                                                                 WEIGHTED
                                                                  AMORTIZED                MARKET                 AVERAGE
                 TYPE AND MATURITY                                  COST                   VALUE                 YIELD (1)
                 -----------------                                ---------               --------               ---------
                 State and political subdivisions:
                    Due within one year                           $  2,659                $  2,674                 5.77%
                    Due after one but within five years              8,340                   8,517                 6.61
                    Due after five but within ten years              3,952                   3,966                 7.40
                    Due after ten years                                400                     400                 7.74
                                                                    ------                 -------                 ----
                          Total states and political sub-
                            divisions                               15,351                  15,557                 6.70
                                                                    ------                  ------                 ----

                 Other securities:
                    Due within one year                              1,852                   1,861                 5.83
                    Due after one but within five years                756                     756                 6.45
                                                                   -------                 -------                 ----
                          Total corporate securities                 2,608                   2,617                 6.01%
                                                                   -------                 -------                 ====
                          Total debt securities                     50,830                  50,876                 6.49%
                                                                                                                   ====

                 Equity securities                                     972                     972
                                                                   -------                 -------

                          Total securities                         $51,502                 $51,548
                                                                    ======                  ======

(1) Weighted average yield on states and political subdivisions has been computed on a 34% tax-equivalent basis.

III.     LENDING ACTIVITIES

         Bancorp's subsidiary banks spread their lending among commercial, agricultural, real estate, and consumer loans. The interest rates charged for the various loans made by the banks vary with the degree of risk, size, and maturity of the loans, the borrower's depository relationship with the bank and prevailing money market rates. The bank's overall lending operations are guided by its loan policy, which outlines the basic policies and procedures by which lending operations are conducted. Generally, the policy addresses loan authority, underwriting and collateral requirements, terms, interest rate considerations, and compliance with laws and regulations.

         Loan pricing decisions are based on an evaluation of risk, cost of funds, operating and administrative costs, a reserve for loan losses, desired profit margin, and other factors. Loan risk is based in part on a risk rating assigned to each loan.

         The banks sell loan participations to accommodate borrowers whose financing needs exceed the bank's lending limit and to diversify risk. The banks occasionally purchase participations in loans from correspondent banks.

         Most of Bancorp's loans are made to customers in the trade areas served by the subsidiary bank's branch offices. Underwriting standards are designed to achieve a high quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management further seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

         Loan portfolio composition. The following table sets forth information with respect to the composition of Bancorp's loan portfolio by type of loan at December 31 for each of the last five years:

                                                                                  DECEMBER 31,
                                                  ----------------------------------------------------------------------------
                                                    1996            1995             1994            1993             1992
                                                  --------        --------          -------         -------          -------
                                                                                 (In thousands)
                 Commercial                        $26,485         $20,540          $16,475         $16,985          $13,519
                 Agricultural                       15,592          14,796           11,554          10,175            9,363
                 Secured by real estate
                   Commercial property              19,255          18,019           16,180          11,934           10,742
                   Farmland                          5,610           4,371            3,617           3,406            3,482
                   Construction                      4,613           2,873            2,998           3,034            2,568
                   Residential                      31,489          29,216           26,389          22,938           23,046
                   Home equity lines                 1,555           1,585            1,046             977              830
                                                  --------        --------          -------         -------          -------
                          Total real estate         62,522          56,064           50,230          42,289           40,668

                 Consumer                           13,776          13,325           12,729          12,530           10,622
                 Other                               1,148             737              295             413            1,621
                                                  --------        --------          -------         -------          -------
                          Total loans              119,523         105,462           91,283          82,392           75,793

                   Less deferred loan fees            (300)           (212)            (258)              -                -
                   Less reserve for loan              (995)         (1,072)            (955)           (992)            (843)
                                                  --------        --------          -------         -------          -------
                 losses

                 Loans receivable, net            $118,228        $104,178          $90,070         $81,400          $74,950
                                                  ========        ========          =======         =======          =======

         Loan maturities and interest rate sensitivity. The following table presents the aggregate maturities of loans in each major category of Bancorp's loan portfolio at December 31, 1996. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

                                                                       DUE AFTER ONE                                TOTAL
                                                    DUE WITHIN          BUT WITHIN           DUE AFTER            LOANS BY
                 LOAN CATEGORY                       ONE YEAR           FIVE YEARS           FIVE YEARS           CATEGORY
                 -------------                     ------------          --------            ----------           --------
                                                                                (In thousands)
                 Commercial                           $16,459             $ 8,347              $ 1,679             $26,485
                 Agricultural                          14,071               1,249                  272              15,592
                 Secured by real estate
                   Commercial property                  4,178               8,073                7,004              19,255
                   Farmland                             1,842               2,084                1,684               5,610
                   Construction                         3,086               1,403                  124               4,613
                   Residential                          3,814               3,159               24,516              31,489
                   Home equity lines                      170                  12                1,373               1,555
                                                      -------             -------              -------              ------
                          Total real estate            13,090              14,731               34,701              62,522
                 Consumer                               5,023               7,017                1,736              13,776
                 Other                                    150                 750                  248               1,148
                                                      -------             -------              -------            --------

                 Total loans by maturity              $48,793             $32,094              $38,636            $119,523
                                                      =======             =======              =======            ========


         At December 31, 1996, $63.8 million (approximately 53%) of the loan portfolio had fixed interest rates and $55.7 million (approximately 47%) had variable interest rates. Of the $70.7 million in loans that mature after one year, a total of $53.1 million (75%) are fixed-rate loans, and a total of $17.6 million (25%) are variable-rate loans.

         Commercial loans. As of December 31, 1996, commercial loans that are not collateralized by real estate represent 22% of total loans. Columbia and Klickitat provide a wide range of commercial business loans, including lines of credit for working capital and term loans for the acquisition of equipment and other purposes. Collateral generally includes equipment, accounts receivable and inventory. When and if warranted, loans may be made on an unsecured basis.

         At December 31, 1996, approximately 67% of the commercial loans had floating or adjustable interest rates; the remaining 33% had fixed interest rates. Operating lines of credit are payable on demand and generally subject to annual renewal. Term loan maturities generally range from one to five years. Commercial loans outstanding at December 31, 1996, were $26.5 million, compared to $20.5 million at December 31, 1995. Management believes the increase in 1996 was primarily a result of the ability of Klickitat and Columbia to respond quickly to customers' needs. At December 31, 1996, nonaccrual loans in this category totaled $40,000; there were no restructured loans.

         Agricultural. Agricultural loans represent 13% of the loan portfolio at December 31, 1996. Bancorp's subsidiary banks provide production lines of credit, equipment financing, and term loans for capital improvements and investments. Collateral generally consists of crops, equipment, and inventory. Loans will be granted on an unsecured basis when and if warranted.

         At December 31, 1996, approximately 88% of the agricultural loans had floating or adjustable rates; the remaining 12% had fixed rates. Operating lines of credit are payable on demand and usually mature at the end of the production year. Term loan maturities generally range from two to five years. Agricultural loans outstanding on December 31, 1996, were $15.6 million compared to $14.8 million on December 31, 1995. The increase was primarily a result of marketing efforts and renewed or increased borrowings from orchardists caused by three consecutive years of below average returns. At December 31, 1996, there were no nonaccrual or restructured loans in this category.

         Real estate mortgage loans. Real estate mortgage loans represent the largest category of loans. Real estate mortgage loans outstanding increased to $62.5 million at December 31, 1996, from $56.1 million at December 31, 1995. The increase was primarily a result of loans secured by residential real estate. Of the $62.5 million of real estate mortgage loans outstanding at December 31, 1996, $19.2 million were made to commercial customers where the collateral for the loans included the real estate occupied by the customers' businesses. Therefore, many loans classified as real estate mortgage loans could be characterized as commercial loans that are collateralized by real estate. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. These borrowers may be more sensitive to changes in economic conditions than are residential loan customers. At December 31, 1996, there was $10,000 in nonaccrual loans, and no restructured loans, in this category.

         At December 31, 1996, $41.9 million (or approximately 67%) of the real estate mortgage loans had fixed interest rates and $20.6 million (or approximately 33%) had floating or adjustable interest rates. Maturities of real estate mortgage loans usually range from one to fifteen years. Bancorp's subsidiary bank's underwriting standards specify maximum loan-to-value ratios for real estate loans: 80% for loans collateralized by owner-occupied residences, 80% for other residential loans and for construction loans, and 75% for commercial real estate loans. Management believes that the current real estate mortgage portfolio does not present a material risk of loan losses.

         Bancorp's subsidiary banks originate Small Business Administration
(SBA) commercial real estate loans on owner-occupied properties where the maturities may be up to 20 years, and the loan-to-value ratio may reach 80% of appraised value or cost, whichever is lower. Up to 90% of the amount of these loans is guaranteed or insured by an agency of the U.S. Government. The guaranteed portion of these loans is typically sold to secondary-market investors.

         Bancorp's subsidiary banks are active in making residential real estate loans, not only for the bank portfolio, but also on behalf of other lenders. Loans originated for other lenders are primarily made under an arrangement with PHH US Mortgage Corporation (PHH) of Mount Laurel, New Jersey. The banks process loan applications and related paperwork and then submit the documentation to PHH. PHH then makes the lending decisions and funds and services the loans. For the year ended December 31, 1996, Bancorp's subsidiary banks originated and sold 80 residential loans, receiving $86,487 in fee income.

         Real estate construction loans. Bancorp's subsidiary banks make construction loans to individuals and contractors to construct single- family primary residences and second homes. These loans generally have maturities of six to nine months. Interest rates are typically adjustable, although fixed-rate loans are also made under appropriate conditions. This type of loan is generally made only when permanent financing has been arranged. It is each bank's policy to limit its loans to contractors building houses on a speculative basis, so that only one or two of these types of loans are outstanding to any single borrower at any time, depending on the financial condition of and prior lending experience with the contractor.

         Construction loans have many of the same risks that are present in real estate mortgage loans and may present additional risks, such as construction delays, cost overruns, and insufficient collateral. At December 31, 1996, there were no nonaccrual loans or restructured loans in this category.

         Consumer loans. Consumer loans generally consist of automobile loans, personal credit lines and borrowings under the VISA card program

         Consumer loans were $13.8 million at December 31, 1996, compared to $13.3 million at December 31, 1995. This increase was primarily due to economic growth and an expanding customer base. At December 31, 1996, there was $2,000 in nonaccrual loans or restructured loans in this category.

         Commitments and contingent liabilities. In the ordinary course of business, Bancorp's bank subsidiaries enter into various types of transactions that include commitments to extend credit and standby letters of credit as described in Note 9 to the Consolidated Financial Statements of Bancorp. Bancorp applies the same credit standards to these commitments as it uses in all its lending processes and has included these commitments in its lending risk evaluations. Collateral for these commitments may include cash, securities, and/or real estate.

         Nonperforming assets. The following table sets forth information with respect to nonperforming assets as of the dates indicated:

                                                                                             DECEMBER 31,
                                                                   ------------------------------------------------------------
                                                                     1996         1995         1994         1993        1992
                                                                   --------     --------     --------     --------    --------
                                                                                          (In thousands)
                 Nonperforming loans:
                   Nonaccrual loans                                  $ 52        $ 308        $  68         $  51        $ 148
                   Accruing loans past due 90 days or more             30           60          118            20           22
                   Restructured loans                                 -            -            -             -            -
                                                                    -----        -----        -----         -----        -----
                          Total nonperforming loans                    82          368          186            71          170
                   Other real estate owned                            -            -              5           457          712
                                                                    -----        -----         ----          ----         ----

                          Total nonperforming assets                $  82        $ 368        $ 191         $ 528        $ 882
                                                                     ====         ====         ====          ====         ====

                 Reserve for loan losses                             $995       $1,072         $955          $992         $843
                 Ratio of  total nonperforming  assets to  total     .04%         .21%         .12%          .33%         .63%
                 assets
                 Ratio  of total  nonperforming  loans  to total     .07%         .35%         .20%          .09%         .22%
                 loans
                 Ratio of reserve for loan losses to total non-
                   performing loans                                1,213%         291%         513%        1,397%         496%

         Nonaccrual loans are loans on which interest income is no longer accrued. The accrual of interest on a loan is discontinued when, in the opinion of management, the future collectibility of principal of interest is in serious doubt or is expected to be substantially delayed. Typically, loans are classified as nonaccrual after 70 days of nonpayment. Loans that are 70 days past due are kept in the accruing category only if there is strong reason to believe that loan payments will be made. Additional interest income that would have been earned in 1996 on nonaccrual loans was $10,991.

         All nonaccrual loans are considered to be impaired loans. As of January 1, 1995, the Financial Accounting Standards Board's Statements No. 114 "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" was adopted. These pronouncements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or the fair value of the collateral if the loan is collateral dependent. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest is subsequently recognized only to the extent cash payments are received. The adoption of this statement did not have a material effect on the consolidated financial statements.

         Restructured loans are those for which concessions have been granted due to the borrower's weakened financial condition or other factors. Such concessions may include reduction of interest rates below rates otherwise available to that borrower or deferral of interest or principal. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. There were no restructured loans at December 31, 1996 or 1995.

         Other real estate owned (OREO) consists of real estate acquired through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of fair market value (less anticipated selling costs) or the principal balance of the related loan. Any excess of the loan balance over fair value of the property is charged to the reserve for loan losses. There was no OREO at December 31, 1996 or 1995.

         Analysis of the reserve for loan losses. The reserve for loan losses represents management's estimate of the losses inherent in the loan portfolio. The reserve is based primarily on management's evaluation of the overall quality and risk characteristics of the subsidiary bank's loan portfolio, which is dependent upon numerous interrelated factors including present nonperforming and delinquent loans, borrowers' perceived abilities to repay, value of collateral, general and local economic conditions, and historical loan loss experience.

         The Board of Directors of Bancorp's subsidiary banks reviews the adequacy of the reserve for loan losses quarterly. Although determination of the adequacy of the reserve involves substantial subjective judgment based on the analysis of the risk characteristics of the entire loan portfolio, management also uses two quantitative methods to analyze the adequacy of the reserve. Under the first method, management assigns a specific percentage to each nonperforming, substandard or doubtful loan in the loan portfolio to calculate a total amount of average anticipated loan losses. The second method assesses a six-year historical loss ratio in the primary loan classifications and compares the average to the existing reserve balance. Bancorp's subsidiary banks have initiated a risk rating system but sufficient data has not been compiled from which to draw meaningful conclusions. The amounts calculated by the two quantitative methods are then compared to the reserve for loan losses in evaluating the adequacy of the reserve.

         As a result of the decline in real estate market values in many parts of the United States and the significant losses experienced by many financial institutions, regulators have increasingly scrutinized loan portfolios and loss reserves, particularly with respect to commercial and multi-family residential real estate loans. Management believes that the reserve for loan losses is adequate to cover anticipated losses and is in accordance with generally accepted accounting principles. There can be no assurance, however, that management will not decide to increase the reserve for loan losses or that regulators will not require an increase to the reserve, either of which events could adversely affect Bancorp's results of operations. Further, there can be no assurance that actual loan losses will not exceed the reserve.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

         The following table sets forth information regarding changes in the reserve for loan losses for each of the last five years:

                                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                             1996          1995           1994           1993          1992
                                                           --------      --------       --------       --------      --------
                                                                                     (In thousands)
                 Loans at year-end                        $119,523       $105,462       $91,283        $82,392        $75,793
                                                           =======        =======        ======         ======         ======
                 Reserve for loan losses,
                   beginning of year                        $1,072         $  955        $  992         $  843         $  879
                 Charge-offs:
                   Real estate loans                            -              -             -              -              -
                   Agricultural                               (317)           (14)          (50)            -             (14)
                   Installment loans                           (21)           (16)          (19)           (13)           (21)
                   Credit card and related plans                (9)           (55)           (7)            -              (7)
                   Commercial and other                        (30)           (34)         (193)           (27)          (277)
                                                              ----           ----          ----           ----           -----
                          Total charge-offs                   (377)          (119)         (269)           (40)          (319)
                                                              ----           ----          ----           ----           ----

                 Recoveries:
                   Real estate loans                            -              -             -              -              10
                   Agricultural                                  7              7             1              2              4
                   Installment loans                            20             31             4             11              9
                   Credit card and related plans                -               3             5             -              -
                   Commercial and other                         26            107            19             18             28
                                                             -----          -----         -----          -----          -----
                          Total recoveries                      53            148            29             31             51
                                                              ----           ----          ----           ----           ----
                 Net loans recovered (charged-off)            (324)            29          (240)            (9)          (268)
                 Provision for loan losses                     247             88           203            158            232
                                                             -----          -----         -----          -----          -----

                 Reserve for loan losses at year-end         $ 995         $1,072         $ 955          $ 992          $ 843
                                                              ====          =====          ====           ====           ====
                 Ratio of net  recoveries (charge-off)
                   to average loans outstanding during
                   the period                                 (.29)%          .03%        (.27)%         (.01)%         (.36)%
                 Ratio of reserve for loan losses to
                   loans at year-end                           .83%          1.02%         1.05%          1.20%          1.11%

         Anticipated loan losses are charged against the reserve for loan losses when, in management's opinion, ultimate recovery is unlikely or when bank examiners require a charge-off. As the actual amount of loss with respect to specific loans is often dependent upon future events (including liquidation of collateral), management cannot accurately predict precisely what losses, if any, will be sustained with respect to specific loans. Historical experience has also shown that, at any particular time, loan losses may exist in a loan portfolio that have not yet been identified. For these reasons, although management analyzes specific loans in determining the adequacy of its reserve for loan losses, it does not normally allocate the reserve to specific groups or categories of loans. The approximate anticipated amount of charge-offs during 1997 by category is as follows (in thousands):

                          Real estate loans                            $    0
                          Agricultural loans                               75
                          Installment loans                                30
                          Credit card and related plans                    20
                          Commercial and other                             50
                                                                         ----
                                  Total                                  $175
                                                                          ===


V.       DEPOSITS

         At December 31, 1996, Bancorp's subsidiary banks had approximately 23,900 deposit accounts. Various types of deposit accounts are offered, including interest-bearing and noninterest-bearing checking accounts, money market type accounts, passbook and other savings accounts, and time certificates ranging in maturity from 32 days to 10 years. Deposit accounts vary as to terms, with principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Unlike some other financial institutions, Bancorp's subsidiary banks have never relied on brokered deposits. Management believes that retail deposit accounts are a more dependable and cost effective source of funds. The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the years ended December 31, 1996, 1995, and 1994:

                                                       1996                        1995                        1994
                                                      AVERAGE                     AVERAGE                     AVERAGE
                                               ---------------------       ---------------------       ---------------------
                                                BALANCE         RATE        BALANCE         RATE        BALANCE         RATE
                                                -------         ----        -------         ----        -------         ----
                                                                                (In thousands)

                 Noninterest-bearing demand     $28,328          -- %       $24,398          -- %       $22,665          -- %
                 Interest-bearing demand         24,850         1.95         21,341         3.04         21,573         1.88
                 Money market accounts           42,006         4.17         35,822         3.63         38,424         3.20
                 Other savings                   26,986         3.12         26,403         3.58         27,928         3.04
                 Time deposits                   45,506         5.50         40,547         5.31         33,652         4.51
                                                 ------         ----         ------         ----         ------         ----

                 Total                         $167,676        4.01%       $148,511        4.06%       $144,242        3.29%
                                                =======        ====         =======        ====         =======        ====

         The following table shows the dollar amount and maturities of CDs that had balances of $100,000 or more at December 31, 1996, 1995 and 1994:

                                                                                             DECEMBER 31,
                                                                         -------------------------------------------------
                                                                           1996                 1995                1994
                                                                         --------             --------            --------
                                                                                         (In thousands)
                 CDs $100,000 or over with remaining maturity:
                   Three months or less                                    $5,373               $6,813              $3,562
                   Over three months through six months                     4,008                5,012               2,957
                   Over six months through twelve months                    1,636                1,531                 647
                   Over twelve months                                       1,188                  581                 579
                                                                           ------               ------              ------

                                  Total                                   $12,205              $13,937              $7,745
                                                                           ======               ======               =====


VI.      RETURN ON EQUITY AND ASSETS

         The following table sets forth the return on assets and return on equity for 1996, 1995 and 1994:

                                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------------------------
                                                                              1996               1995                1994
                                                                           ----------         ----------          ----------
                                                                                            (In thousands)

                 Net income                                                   $2,727             $2,489              $2,337
                 Average total assets                                       $188,061           $170,352            $161,671
                 Return on average assets                                      1.45%              1.46%               1.45%

                 Net income                                                   $2,727             $2,489              $2,337
                 Average equity                                              $17,440            $15,649             $13,910
                 Return on average equity                                     15.64%             15.91%              16.80%

                 Average equity                                              $17,440            $15,649             $13,910
                 Average total assets                                       $188,061           $170,352            $161,671
                 Average total equity to assets ratio                          9.27%              9.19%               8.60%


VII.      SHORT-TERM BORROWINGS

         At December 31, 1996, short-term borrowings consisted of advances from the Federal Home Loan Bank of Seattle totaling $600,000. The following table sets forth certain information with respect to short-term borrowings for the years 1996, 1995, and 1994:


                                                                              1996               1995                1994
                                                                           ----------         ----------          ----------
                                                                                            (In thousands)

                 Amount outstanding at year-end                               $  600             $1,200              $3,381
                 Weighted average interest rate at year-end                    5.68%              5.42%               5.27%
                 Maximum amount outstanding at any month-end
                   during the year                                            $1,200             $3,581              $4,031
                 Approximate average amount outstanding during
                   the year                                                   $  813             $2,341              $1,872
                 Approximate average weighted interest rate
                   during the year                                             5.86%              6.15%               5.08%



VII.     OTHER FINANCIAL SERVICES

         Columbia River Bank Financial Services is a division of Columbia that markets stocks, mutual funds, and other investment and insurance products to customers of Columbia, Klickitat, and the public principally through an arrangement with PrimeVest Financial Services, Inc., a registered securities broker-dealer. In July 1991, Columbia established a relationship with PrimeVest and hired Ann-Marie Jelderks as a full-time investment salesperson. Ms. Jelderks is a registered representative of PrimeVest and a joint employee of PrimeVest and Columbia. Columbia receives a portion of the commissions generated by her department's efforts. Most of these commissions arise from the sale of financial products offered through PrimeVest, and the remainder from sales of financial products, such as annuities, offered by insurance companies and other vendors. Total commission income received by Columbia from these activities was $158,575, $105,358 and $107,198 for the years ending December 31, 1996, 1995, and 1994, respectively.

IX.      COMPETITION

         Commercial banking in Oregon and Washington is highly competitive with respect to both loans and deposits. United States National Bank of Oregon, and Wells Fargo dominate banking with offices throughout the region. Bancorp's subsidiary banks compete directly with these institutions through its branches in Madras, Redmond, Bend, The Dalles and Hood River. Other competitors include Bank of America, Key Bank, Washington Federal Savings Bank, Riverview Savings Bank, First Independent Bank, Western Bank, West One, and Bank of the Cascades, all of which have branches in some of the communities served by Bancorp.

         Bancorp's subsidiary banks stress personal service and local decision making and believe they benefit from their local orientation. They also believe they have benefited from customer confusion resulting from mergers and acquisitions involving certain competitors. Most of the competition is better capitalized and, therefore, may have higher lending capabilities. The larger competitors also provide certain specialized banking services, such as trust services and international banking services that Bancorp's subsidiary banks do not provide.

X.       EMPLOYEES

         At December 31, 1996, Bancorp's subsidiary banks had 132 full-time equivalent employees. Management places a high priority on selective hiring and development of staff. Staff development involves training in customer service, marketing and regulatory compliance. No employees are represented by labor unions, and management considers its employee relations to be excellent.

         Bancorp has no paid employees. The executive officers of Bancorp, who receive no compensation from Bancorp for their services on behalf of the holding company, consist of Terry L. Cochran, President and Chief Executive Officer, and Richard J. Croghan, Secretary. Messrs. Cochran and Croghan are employed full-time as executive officers of Columbia.

XI.      OWNERSHIP OF DATA PROCESSING COMPANY

         As of December 31, 1996, Columbia owned 33% of the issued and outstanding shares of Datatech of Oregon, Inc. (Datatech), an Oregon corporation formed in November 1990. The remaining shares are owned by four other Oregon state-chartered banking corporations. Datatech was established to provide data processing services to its owner-banks. Datatech does not provide any data processing services to any other banks or any other persons or entities. Datatech operates from leased premises in Eugene, Oregon. It owns or leases its data processing and other equipment and personal property. As of December 31, 1996, Columbia's interest in Datatech was valued at $52,070.

XII.     SUPERVISION AND REGULATION

         Bancorp and its subsidiary banks are extensively regulated under federal, Oregon, and Washington law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund, not shareholders of Bancorp. The following information is qualified in its entirety by reference to applicable statutory and regulatory provisions. Any change in applicable laws, regulations, or regulatory policies may have a material effect on the business, operations, and prospects of Bancorp and its subsidiaries.

BANCORP

         Applicable law. Bancorp is an Oregon corporation subject to the provisions of the Oregon Business Corporation Act, Oregon Revised Statutes
(ORS) 60.001 through 60.992. Bancorp is also subject to the Oregon Business Combination Act (the OBCA). The OBCA generally provides that if a person (an Interested Shareholder) acquires voting stock of an Oregon corporation in a transaction resulting in such person owning 15% or more of the total voting stock of such corporation, then the corporation and the Interested Shareholder may not engage in certain business combination transactions for three years following the date of such acquisition. A corporation may provide in its Articles of Incorporation or Bylaws that the OBCA does not apply to its shares. Bancorp has not adopted such a provision and does not presently plan to do so. The OBCA may make Bancorp less attractive for takeover.

         ORS 60.357 applies to directors of Bancorp. Under ORS 60.357, when directors of a corporation evaluate a proposed tender or exchange offer, merger, acquisition, or similar proposal, the directors "may, in determining what they believe to be in the best interest of the corporation, give due consideration to the social, legal and economic effects on employees, customers and suppliers of the corporation and its shareholders, including the possibility that these interests may be best serviced by the continued independence of the corporation and other relevant factors."

         Regulatory oversight. Bancorp, as an Oregon corporation, is not regulated by the FDIC. Bancorp is, however, a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the Act), and is subject to supervision of the Board of Governors of the Federal Reserve System
(FRB). Bancorp is required to file annual reports with the FRB and such other additional information as the FRB requires pursuant to the Act. The FRB may also make examinations of the holding company and of the subsidiary banks.

         Bancorp is an "affiliate" of its subsidiary banks and is subject to the provisions of Section 23A of the Federal Reserve Act which set certain limits with respect to the amount of (1) loans or extensions of credit to, or investments in, Bancorp by its subsidiary banks, and (2) advances to third parties collateralized by the securities or obligations of Bancorp.

         Acquisitions. As a bank holding company, Bancorp is required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB may not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public.
The FRB also considers managerial, capital, and other financial factors in acting on acquisition or merger applications. Bancorp also is required to obtain the prior approval of the Director of the Oregon Department of Consumer and Business Services (the Oregon Director) before acquiring direct or indirect ownership or control of 25% or more of the voting shares of an Oregon state-chartered bank or bank holding company.

         Permissible activities. A bank holding company may not engage in, or acquire, direct or indirect control of more than 5% of the voting shares of any company engaged in a nonbanking activity, unless the activity has been determined by the FRB to be closely related to banking or managing banks. The FRB has identified certain nonbanking activities in which a bank holding company may engage with notice to, or prior approval by, the FRB.

         Capital adequacy. The federal bank regulatory agencies monitor the capital adequacy of bank holding companies and have adopted risk-based capital adequacy guidelines to evaluate bank holding companies and banks. If an institution's capital falls below the minimum levels established by these guidelines, the bank holding company may be denied approval to acquire or establish additional banks or nonbank businesses. The guidelines require a minimum ratio of total capital to risk-weighted assets of 8%.

         The FRB also uses a leverage ratio to evaluate the capital adequacy of bank holding companies. The leverage ratio applicable to Bancorp requires a ratio of "Tier 1" capital (generally, tangible common stockholders' equity, perpetual preferred stock, and minority interests in consolidated subsidiaries) to adjusted average total assets of not less than 3% and up to 5% or higher depending on Bancorp's general capital condition.

         If Bancorp fails to meet capital guidelines, the FRB may institute appropriate supervisory or enforcement actions. As discussed below, Bancorp's subsidiary banks are also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), Bancorp could be required to guarantee the capital restoration plan of the banks, should they become undercapitalized. In addition, the Oregon Director (for Columbia) and the Washington Director (for Klickitat) have the authority to require Bancorp to contribute additional capital to the banks if their capital becomes impaired.

COLUMBIA RIVER BANKING COMPANY AND KLICKITAT VALLEY BANK

         Regulatory oversight. Columbia is an Oregon state-chartered bank, and Klickitat is a Washington state-chartered bank. The deposits of each bank are insured by the FDIC. Accordingly, each bank files financial and other reports periodically with, and is regularly examined by, both the respective state Director and the FDIC. Neither bank is a member of the Federal Reserve System.

         Permissible activities. Under FDICIA, no state bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. This limitation should not affect Columbia or Klickitat, since management believes that neither bank is presently involved in any such activity.

         Branching and acquisitions. Banks are permitted to conduct business through branches after application to and approval of the FDIC and the state Director, if they make certain findings regarding the financial history and condition of the bank and the appropriateness of the branch in the community to be served. Columbia currently has seven branches, and Klickitat currently has two branches.

         Acquisitions of banks and bank holding companies by out-of-state banks, holding companies, and other financial institutions is permitted if the bank being acquired has been providing banking services for a period of at least three years in Oregon and five years in Washington prior to the effective date of the acquisition and upon receipt of the approval of the state Director. Other conditions set forth in state law also must be satisfied.

         Community Reinvestment Act. Enacted in 1977, the federal Community Reinvestment Act (the CRA) has become increasingly important to financial institutions, including their holding companies. The CRA allows regulators to reject an application to make an acquisition or establish a branch unless the applicant has performed satisfactorily under the CRA. Citizens and interest groups have standing before the FRB to assert noncompliance with the CRA. Satisfactory performance means adequately meeting the credit needs of the communities the applicant serves, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The applicable federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. Both Columbia and Klickitat have received satisfactory ratings in their most recent CRA examinations.

         Transactions with affiliates. The banks are subject to certain FRB restrictions on transactions among related parties. Section 23A of the Federal Reserve Act limits the amount of certain transactions, including loans to and investments in affiliates of the banks, requires certain levels of collateral for such loans, and limits the amount of advances to third parties that may be collateralized by the securities of Bancorp or its subsidiaries.

         Section 23B of the Federal Reserve Act requires that certain transactions between the banks and their affiliates must be on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

         In addition, Section 22(h) of the Federal Reserve Act requires that the aggregate amount of an institution's loans to officers, directors, and principal shareholders (and their affiliates) is limited to the amount of its unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate.

         A violation of any of the foregoing restrictions may result in the assessment of civil fines on a bank or a person participating in the conduct of the affairs of such bank or the imposition of a cease and desist order.

         Dividend restrictions. Dividends paid by Columbia and Klickitat provide substantially all Bancorp's cash flow. Under federal law, prior to the declaration of any dividend by a bank, the approval of the principal regulator is required if the total of all dividends in any calendar year exceeds the total of the bank's net profits for that year combined with its retained net profits for the preceding two years. In addition, FDICIA provides that a bank cannot pay a dividend if it will cause the bank to be "undercapitalized." Oregon law imposes the following limitations on the payment of dividends by Oregon state-chartered banks: (i) no dividends may be paid that would impair capital; (ii) until the surplus fund of a bank is equal to 50% of its paid-in capital, no dividends may be declared unless there has been carried to the surplus account at least 20% of the bank's net profits for the dividend period;
(iii) dividends cannot be greater than net undivided profits minus losses, certain bad debts, certain charged-off assets or depreciation and accrued expenses, interest, and taxes; and, (iv) if the surplus fund does not exceed 50% of paid-up capital and a further reduction in the surplus occurs due to losses, dividends cannot be declared or paid in excess of 50% of net earnings until the surplus fund is restored to at least the amount from which the surplus was originally reduced. Washington law permits state-chartered banks to pay dividends out of retained earnings.

         Examinations. The FDIC periodically examines and evaluates state-chartered banks. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it charge-off or reduce the carrying value of specific assets or establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets. The costs of conducting examinations by the FDIC are assessed to the banks.

         Capital adequacy. Federal regulations establish minimum requirements for the capital adequacy of depository institutions. The regulators may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimums are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

         The federal risk-based capital guidelines for banks require a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The leverage capital guidelines require that banks maintain Tier 1 capital of no less than 5% of total adjusted assets, except in the case of certain highly rated banks for which the minimum requirement is 3% of total adjusted assets. At December 31, 1996, Bancorp's leverage ratio, Tier 1 capital to risk-weighted assets ratio and total risk-based capital to risk-weighted assets ratio were 9.86%, 14.20%, and 14.92%, respectively.

         FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Bancorp could be required to guarantee any such restoration plan required of its subsidiary banks. Bancorp's maximum liability under such guarantee would be the lesser of 5% of the bank's total assets at the time it became undercapitalized or the amount necessary to bring the bank into compliance with the capital plan.

         Under Oregon law, the Oregon Director has the authority to require the shareholders of an Oregon state-chartered bank (Bancorp, in the case of Columbia) to contribute additional capital to the bank if its capital becomes impaired. The capital of a bank is impaired under Oregon law when the value of the bank's assets is insufficient to pay its liabilities (excluding any liability on outstanding capital debentures) plus the amount of its paid-up capital stock.

         As an institution's capital decreases, the powers of the federal regulators increase, which can include mandated capital-raising activities, restrictions on interest rates paid, restrictions on transactions with affiliates, and removal of management. In addition, an institution generally is prohibited from paying dividends or management fees to control persons if the institution would be undercapitalized after any such payment.

         Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, Columbia and Klickitat are considered well capitalized.

         Internal operating requirements. In 1993, federal regulators adopted regulations addressing, among other things: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; and, (viii) compensation and benefit standards for management officials. These regulations add further to the cost of compliance and impose recordkeeping requirements on the banks and Bancorp.

         The consumer lending activities of the banks are also regulated by numerous laws and regulations which impose disclosure requirements, prohibit discrimination based on race, sex, age, marital status, and other specified classifications and impose other restrictions on credit and collection practices.

         Real estate lending evaluations. Federal regulators have adopted uniform standards for evaluating loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan-to-value ratio limitations on real estate loans, which are equal to or higher than the loan-to-value limitations established by the bank.

         Deposit insurance premiums. The FDIC has adopted regulations establishing a risk-based deposit insurance premium schedule. Columbia and Klickitat have been assigned the lowest possible risk assessment classification. Classifications are reviewed semiannually. In addition, the FDIC has the power to impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank, and Bank Insurance Fund member banks.

XIII.    CHANGING REGULATORY STRUCTURE

         The laws and regulations affecting banks and bank holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will occur in the future. It is difficult to predict the outcome of these changes. The Clinton Administration has announced a program to reduce the regulatory burden on banks and to streamline and consolidate regulatory oversight. The scope and effect of this program are not yet known.

         One of the major additional burdens imposed on the banking industry by FDICIA is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The FRB, the FDIC, the Washington Director, and the Oregon Director have extensive enforcement authority to police unsafe or unsound practices by depository institutions and their holding companies and to penalize them for violating applicable laws and regulations. FDICIA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

XIV.     EFFECT OF ECONOMIC ENVIRONMENT

         The policies of regulatory authorities, including the monetary policies of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open-market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

         FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of Bancorp and its subsidiaries cannot be predicted.

ITEM 2.  DESCRIPTION OF PROPERTY

         COLUMBIA BANCORP. On February 14, 1996, Bancorp purchased .43 acres of bare land adjacent to Columbia's Hood River office for a cash purchase price of $111,000. Bancorp holds title to the land free and clear. The land was purchased as an investment, and Bancorp has no present plans to improve or develop the property. Possible future uses for the property include an expansion of the existing Hood River branch facility, additional parking for customers, or the sale or lease of the property to a third party.

         COLUMBIA RIVER BANKING COMPANY. Columbia operates from seven locations in northern and central Oregon. The northern Oregon locations include two branches in The Dalles, one branch in Hood River, and one branch in Maupin. The central Oregon locations consist of one branch each in Redmond, Bend and Madras. Columbia also leases office space in The Dalles.

         Columbia's main office is located at 316 East Third Street, The Dalles, Oregon. The office is centrally located in the downtown area. The building, which was completely remodeled in 1990, consists of approximately 8,000 square feet of space on two floors. The building sits on .35 acres of land, which includes parking and a drive-up window area. Columbia holds title to the land and building free and clear.

         Columbia's Westside branch, at 520 Mt. Hood Street in The Dalles, was opened for business on December 6, 1995. This branch consists of 430 square feet inside a Safeway supermarket. This facility was built to Columbia's specifications in conjunction with the construction of the supermarket. Columbia leases this space under a License Agreement entered into on September 8, 1995, with Safeway, Inc., for an annual payment of $22,500. The initial term of the License Agreement is five years. The Westside branch replaced a previous Westside facility, also on leased premises, closed by Columbia in 1995.

         Columbia's Hood River branch is located at 2650 Cascade Avenue, Hood River, Oregon. This facility was built in 1993. It consists of a 4,000 square foot one-story building on .58 acres of land on the outskirts of Hood River adjacent to a recently built Wal-Mart store. Columbia owns the land and building free and clear.

         Columbia's Maupin branch is located at Fifth and Deschutes Avenue in Maupin, Oregon. This facility consists of 675 square feet in a building which contains other businesses. Columbia rents this space at a monthly payment of $350 on a month-to-month basis.

         Columbia's Madras office is located at 624 S.W. Fourth Avenue in downtown Madras, Oregon. This building consists of approximately 7,400 square feet of space, including offices and meeting rooms on a partial second floor. The building was built in 1978, and remodeled most recently in 1994. It sits on .64 acres of land, which includes parking and a drive-up window area. Columbia holds title to the land and building free and clear.

         Columbia's Redmond office is located at 434 North Fifth Street, which is one of the main thoroughfares in Redmond, Oregon. This facility was built in 1992, and consists of approximately 4,000 square feet of space on one floor. The building sits on .54 acres of land, which includes parking and a drive-up window area and a partial second floor. Columbia holds title to the land and building free and clear.

         Columbia's new Bend office is located at 1701 Northeast Third Street, Bend, Oregon. The facility, previously a branch of West One bank, consists of approximately 8,306 square feet. The bank branch occupies approximately 3,055 square feet, and an additional 5,251 square feet of vacant office space which is available for lease. Columbia holds title to the land and building free and clear.

         Columbia leases approximately 1,900 square feet of office space in the Hammel Building located at Suite 200, 420 East Third Street, The Dalles, Oregon. This facility provides office space for some members of Columbia's executive management as well as the Human Resource department and secretarial staff. Columbia leases this space under a Lease Agreement entered into on October 23, 1996, for monthly payments of $1,140.

         KLICKITAT VALLEY BANK. Klickitat owns two buildings in which it does business along with the underlying land in Goldendale and White Salmon, Washington. Klickitat is headquartered in Goldendale, which is approximately 65 miles south of Yakima, Washington, 30 miles north of The Dalles, Oregon and 120 miles east of Portland, Oregon. White Salmon is approximately 45 miles southwest of Goldendale, 25 miles west of The Dalles, Oregon, and 65 miles east of Portland.

         The main office building in Goldendale has approximately 3,105 square feet on the main level with a 3,000 square foot basement. The building was completely remodeled in early 1995. The building, located on West Main Street in the downtown area, is near to competing banks and other commercial businesses. The building has a drive-up window, a night depository for customer use, a vault, and 394 safe deposit boxes.

         The White Salmon branch has approximately 5,500 square feet on two levels. A parking lot with 24 spaces surrounds the building. The building contains a vault with 412 safe deposit boxes.

         Bancorp believes all of its real property facilities are in good condition and adequate to meet its current requirements. No portion of the real property facilities described above are leased or rented to third parties.

ITEM 3.  LEGAL PROCEEDINGS

         Bancorp is not a party to any legal proceeding. Neither Columbia or Klickitat are a party to any material legal proceeding. Bancorp and its subsidiaries are from time to time involved in routine litigation, such as collection matters, incidental to their business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II

         The information called for by Items 5, 6, and 7 of Part II is included in Columbia Bancorp's Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference as follows:

                                                                                 Columbia Bancorp
                                                                                 Annual Report to
                                                                               Shareholders Page No.
                                                                               ---------------------

ITEM 5       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS                   24
             ---------------------------------------------------------

ITEM 6       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                 5 - 8
             ---------------------------------------------------------

ITEM 7       FINANCIAL STATEMENTS                                                      9 - 23
             --------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 17, 1997, and is incorporated herein by reference.

ITEM 10.         EXECUTIVE COMPENSATION

         The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 17, 1997, and is incorporated herein by reference.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 17, 1997, and is incorporated herein by reference.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 17, 1997, and is incorporated herein by reference.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K

    (a)      Exhibits.

    Pursuant to Item 601 of Regulation S-B, the following exhibits are attached hereto or incorporated by reference.

    Note: The statement regarding computation of per share earnings required by Item 601(b)(11) of Regulation S-B is contained in Note 16 to the Consolidated Financial Statements contained at page 21 in the 1996 Annual Report to Shareholders. A copy of the 1996 Annual Report is also attached hereto as an exhibit.

    1. Plan of Reorganization. (Regulation S-B, Item 601, Exhibit Table Item (2)). Attached hereto is a copy of the December 10, 1996 Agreement and Plan of Reorganization and Merger between Columbia River Banking Company and Klickitat Valley Bank. This Agreement provides for the merger of Bancorp's two wholly-owned subsidiaries.

    2. Agreements with Management. . (Regulation S-B, Item 601, Exhibit Table Item (10)). The following employment contracts are attached hereto:

                 2.1 Employment Agreement of May 14, 1996 between Terry L. Cochran and Columbia Bancorp.

                 2.2 Deferred Compensation Agreement of May 14, 1996 between Terry L. Cochran and Columbia Bancorp.

                 2.3 Employment Agreement of June 19, 1996 between Wesley A. Kangas and Klickitat Valley Bank.

                 2.4 Deferred Compensation Agreement of June 19, 1996 between Wesley A. Kangas and Klickitate Valley Bank.

    3. 1996 Stock Incentive Plan. (Regulation S-B, Item 601, Exhibit Table Item (10)). Attached hereto is a copy of the Columbia Bancorp 1996 Stock Incentive Plan.

    4. 1996 Annual Report to Shareholders. (Regulation S-B, Item 601, Exhibit Table Item (13)). Attached hereto is the Annual Report to Shareholders of Bancorp for the fiscal year ending December 31, 1996.

ITEM 13.         EXHIBITS AND REPORTS ON FORM 8-K - (Continued)


    5. List of Subsidiaries of Bancorp. (Regulation S-B, Item 601, Exhibit Table Item (21)). Attached hereto is a list of the subsidiaries of Bancorp and the assumed business names used by the subsidiaries.

    6. Financial Data Schedule. (Regulation S-B, Item 601, Exhibit Table Item (27)). Attached hereto is the Financial Data Schedule.

    7. Documents Incorporated by Reference. The following exhibits are incorporated herein by reference to the pages shown of Bancorp's Form 10-SB filed pursuant to the Securities and Exchange Act of 1934 on or about March 1, 1996.

                 7.1 Articles of Incorporation and Bylaws of Bancorp, pages 167 and 181. (Regulation S-B, Item 601, Exhibit Table Item (3)).

                 7.2 Columbia River Banking Company Employee Stock Ownership Plan, page 207. (Regulation S-B, Item 601, Exhibit Table Item (10)).

                 7.3 Columbia River Banking Company 401(k) Plan, page 275. (Regulation S-B, Item 601, Exhibit Table Item (10)).


    (b)          Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of Bancorp's most current fiscal year, which ended December 31, 1996.

         Upon written request to Richard J. Croghan, Chief Financial Officer, Bancorp, Post Office Box 1030, The Dalles, Oregon, 97058, shareholders will be furnished a copy of any exhibit, upon payment of $.25 per page, which represents Bancorp's reasonable expenses in furnishing the exhibit requested.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BANCORP

DATED: March 26, 1997                  By:/s/ Terry L. Cochran
                                          ------------------------------------
                                          Terry L. Cochran, President & C.E.O.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR


DATED: March 26, 1997                   By /s/ Terry L. Cochran
                                           ------------------------------------
                                           Terry L. Cochran, President, C.E.O.,
                                           and Director

                                        CHIEF FINANCIAL OFFICER

DATED: March 26, 1997                   By /s/ Richard J. Croghan
                                           ------------------------------------
                                            Richard J. Croghan: Chief
                                            Financial Officer and Chief
                                            Accounting Officer - Columbia River
                                            Banking Company
                                           Richard J. Croghan - Chief Financial
                                            Officer and
                                            Chief Accounting Officer -
                                            Columbia Bancorp

                                        DIRECTORS:

DATED: March 21, 1997                   By /s/ Stephen D. Martin
                                           -------------------------------
                                           Stephen D. Martin, Director

DATED: March 24, 1997                   By /s/ Don T. Mitchell
                                           -------------------------------
                                           Don T. Mitchell, Director

DATED: March 21, 1997                   By /s/ Robert L. R. Bailey
                                           -------------------------------
                                           Robert L. R. Bailey, Director

                                   SIGNATURES
                                  (Continued)




                                        DIRECTORS:

DATED: March 21, 1997                      By /s/ Charles F. Beardsley
                                              --------------------------------
                                              Charles F. Beardsley, Director


DATED: March 21, 1997                      By /s/ William A. Booth
                                              --------------------------------
                                              William A. Booth, Director

DATED:  ______________________, 1997       By ________________________________
                                              Ted M. Freeman, Director

DATED:  March 22, 1997                     By /s/ Don C. Gomes
                                              --------------------------------
                                              Don C. Gomes, Director


DATED:  ______________________, 1997       By ________________________________
                                              George W. Hall, Director


DATED:  March 24, 1997                     By /s/ Jean McKinney
                                              --------------------------------
                                              Jean McKinney, Director

DATED:  March 21, 1997                     By /s/ Greg Walden
                                              --------------------------------
                                              Greg Walden, Director

                                 EXHIBIT INDEX

                                                                         PAGE
EXHIBIT                                                                 NUMBER
-------                                                                 ------

  2.1    Agreement and Plan of Reorganization and Merger between
         Columbia River Banking Company and Klickitat Valley Bank dated December 10, 1996.

  3.1    Articles of Incorporation and Bylaws of Columbia Bancorp, page 167 and
         181 (filed as exhibit to Bancorp's Form 10-SB dated on or about March
         1, 1996, and incorporated herein by reference)

 10.1 Employment Agreement of May 14, 1996 between Terry L. Cochran and Columbia Bancorp.

 10.2    Deferred Compensation Agreement of May 14, 1996 between
         Terry L. Cochran and Columbia Bancorp.

 10.3 Employment Agreement of June 19, 1996 between Wesley A. Kangas and Klickitat Valley Bank.

 10.4    Deferred Compensation Agreement of June 19, 1996 between
         Wesley A. Kangas and Klickitat Valley Bank.

 10.5    1996 Columbia Bancorp Stock Incentive Plan

 10.6 Columbia River Banking Company Employee Stock Ownership Plan, page 207 (filed as exhibit to Bancorp's Form 10-SB dated on or about March 1, 1996, and incorporated herein by reference)

 10.7 Columbia River Banking Company 401(k) Plan, page 275 (filed as exhibit to Bancorp's Form 10-SB dated on or about March 1, 1996, and incorporated herein by reference)

 13.1    1996 Annual Report to Shareholders of Columbia Bancorp

 21.1 List of Subsidiaries for Columbia Bancorp and the assumed business names used by subsidiaries

 27.1    Financial Data Schedule
