Form 10QSB
period 1997-03-31
COLUMBIA BANCORP \OR\
filed 1997-05-13
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to ___________

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

YES  X   NO
    ---    ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,269,576 shares as of April 5, 1997

                                COLUMBIA BANCORP

                                   FORM 10-QSB

                                 MARCH 31, 1997

                                      INDEX

                                                                                                        PAGE
                                                                                                      REFERENCE
                                                                                                      ---------
PART I - FINANCIAL INFORMATION

      Consolidated Balance Sheets as of March 31, 1997 and                                                3
             December 31, 1996.

      Consolidated Statements of Income for the three months ended March 31,
             1997 and 1996.                                                                               4

      Consolidated Statements of Cash Flows for the three months ended March
             31, 1997 and 1996.                                                                           5

      Consolidated Statements of Changes in Shareholders' Equity for the
             periods of December 31, 1995 to March 31, 1997.                                              6

      Notes to Consolidated Financial Statements                                                         7-8

      Management's Discussion and Analysis of Financial
             Condition and Results of Operations:
             Overview                                                                                     9
             Material Changes in Financial Condition                                                      9
             Material Changes in Results of Operations                                                   9-10
             Loan Loss Provision                                                                          10
             Liquidity and Capital Resources                                                              10

PART II - OTHER INFORMATION

      Item 6 - Exhibits and Reports on Form 8-K                                                           11

      Signatures                                                                                          12

                         COLUMBIA BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                             March 31,         December 31,
                                                                               1997                1996
                                                                           -------------      -------------
ASSETS

Cash and due from banks                                                    $  13,229,995      $  16,030,017
Federal funds sold                                                             3,203,277          7,367,394
                                                                           -------------      -------------
           Total cash and cash equivalents                                    16,433,272         23,397,411

Investment securities available-for-sale                                      10,651,504          9,714,233
Investment securities held-to-maturity                                        41,012,149         41,098,327
Federal Home Loan Bank stock                                                     676,600            671,900
                                                                           -------------      -------------
           Total investment securities                                        52,340,253         51,484,460

Loans, net of allowance for loan losses and unearned loan fees               128,469,988        118,227,668
Property and equipment, net of depreciation                                    4,975,354          4,881,318
Accrued interest receivable                                                    2,089,971          1,948,444
Other assets                                                                     471,733            362,456
                                                                           -------------      -------------
           Total Assets                                                    $ 204,780,571      $ 200,301,757
                                                                           =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing demand deposits                                  $  31,220,945      $  33,548,608
      Interest bearing demand accounts                                        75,349,912         72,671,399
      Savings accounts                                                        23,231,619         22,833,187
      Time certificates and IRA accounts                                      52,725,314         49,690,664
                                                                           -------------      -------------
                Total deposits                                               182,527,790        178,743,858

Notes payable to Federal Home Loan Bank                                          600,000            600,000
Accrued interest payable and other liabilities                                 1,655,298          1,424,917
                                                                           -------------      -------------
                Total liabilities                                            184,783,088        180,768,775

Employee stock ownership plan shares subject to put option                     1,058,183          1,058,183

Shareholders' equity:
      Common stock, no par value; 4,000,000 shares
           authorized, 2,255,921 issued and outstanding
           (2,254,841 at December 31, 1996)                                    5,150,018          5,139,218
      Additional paid-in capital                                               6,317,732          6,317,732
      Retained earnings                                                        8,619,192          8,087,264
      Net unrealized loss on securities available-for-sale, net of tax           (89,459)           (11,232)
                                                                           -------------      -------------
                                                                              19,997,483         19,532,982
      Less: employee stock ownership plan shares subject to put option        (1,058,183)        (1,058,183)
                                                                           -------------      -------------
                Total shareholders' equity                                    18,939,300         18,474,799
                                                                           -------------      -------------
                                                                           $ 204,780,571      $ 200,301,757
                                                                           =============      =============

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                          Three months ended
                                                               March 31,
                                                     ---------------------------
                                                        1997            1996
                                                     -----------     -----------
INTEREST INCOME
Interest and fees on loans                           $ 3,195,665     $ 2,733,663
Interest on investments:
      Taxable investment securities                      601,505         503,911
      Nontaxable investment securities                   188,379         184,075
Other interest income                                    100,066         142,183
                                                     -----------     -----------
      Total interest income                            4,085,615       3,563,832

INTEREST EXPENSE
Interest bearing demand and savings                      780,906         706,959
Interest on time deposits and IRA's                      688,717         689,011
Other borrowed funds                                      11,651          19,393
                                                     -----------     -----------
      Total interest expense                           1,481,274       1,415,363
                                                     -----------     -----------
NET INTEREST INCOME                                    2,604,341       2,148,469
PROVISION FOR LOAN LOSSES                                 90,000          30,000
                                                     -----------     -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            2,514,341       2,118,469

NONINTEREST INCOME
Service charges and fees                                 316,667         244,285
Credit card discounts and fees                            65,100          61,852
Financial services department                             45,287          29,618
Other noninterest income                                  57,919          77,316
                                                     -----------     -----------
      Total noninterest income                           484,973         413,071

NONINTEREST EXPENSE
Salaries and employee benefits                         1,055,769         919,273
Occupancy expense                                        195,412         129,139
Credit card processing fees                               46,564          42,164
Office Supplies                                           38,073          31,935
FDIC assessment                                            8,308           1,000
Data processing expense                                   69,129          53,120
Other noninterest expenses                               555,912         586,955
                                                     -----------     -----------
      Total noninterest expense                        1,969,167       1,763,586
                                                     -----------     -----------

INCOME BEFORE INCOME TAXES                             1,030,147         767,954

PROVISION FOR INCOME TAXES                               317,745         239,480
                                                     -----------     -----------
NET INCOME                                           $   712,402     $   528,474
                                                     ===========     ===========
Earnings per share of common stock                   $       .31     $       .23
                                                     ===========     ===========

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     The Three months ended
                                                                           March 31,
                                                                --------------------------------
                                                                     1997               1996
                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                      $     712,402      $     528,474
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation                                                    112,189             87,837
      Provision for loan losses                                        90,000             30,000
      Federal Home Loan Bank stock dividend                            (4,700)                --
Increase (decrease) in cash due to changes in
   certain assets and liabilities
      Accrued interest receivable                                    (141,526)           (59,395)
      Other assets                                                    (46,495)            81,716
      Accrued interest payable and other liabilities                  262,310              3,598
                                                                -------------      -------------
           Net cash provided by operating activities                  984,180            672,230

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of available-for-sale securities           300,000          1,429,361
Purchases of available-for-sale securities                         (1,374,715)        (1,758,824)
Proceeds from the maturity of held-to-maturity securities           2,980,741          6,794,772
Purchases of held-to-maturity securities                           (2,898,353)        (7,023,071)
Net change in loans made to customers                             (10,332,320)           449,780
Purchases of premises and equipment                                  (206,086)          (161,791)
Proceeds from the sale of premises and equipment                           --             40,000
                                                                -------------      -------------
           Net cash used in investing activities                  (11,530,733)          (229,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits and savings accounts                    749,282            496,389
Net change in time deposits and IRA accounts                        3,034,649          2,205,801
Dividends paid                                                       (180,388)          (387,808)
Proceeds from stock options                                            10,800             41,830
Net increase (decrease) in short-term borrowings                      (31,929)           309,429
                                                                -------------      -------------
           Net cash provided by financing activities                3,582,414          2,665,641

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                6,964,139          3,108,098

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   23,397,411         18,882,852
                                                                -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  16,433,272      $  21,990,950
                                                                =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid in cash                                     $   1,458,910      $   1,410,092
                                                                =============      =============

SCHEDULE OF NONCASH ACTIVITIES
      Change in unrealized loss on available-for
          sale securities, net of tax                           $     (78,227)     $         748
                                                                =============      =============

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                                                      Unrealized
                                                                                         gain
                                                                                      (Loss) on
                                                                                       available        ESOP
                                                          Additional                   for sale       plan shares       Total
                                               Common      Paid-in     Retained       investment      subject to    Shareholders'
                                 Shares        Stock       Capital     Earnings       securities      put options      Equity
                               ----------   -----------   ----------  -----------   ---------------   -----------   ------------
BALANCE, December 31, 1995      2,237,817     4,974,400    4,848,953    7,683,876           (23,337)     (866,471)  $ 16,617,421

Stock options exercised            10,156        66,262       27,899           --                --            --         94,161

Sale of common stock                6,868        98,556           --           --                --            --         98,556

Transfer to surplus                                        1,440,880   (1,440,880)                                            --

Changes in unrealized loss
  on AFS securities, net of tax        --            --           --           --            12,105            --         12,105

Changes in ESOP shares
  subject to put option                --            --           --           --                --      (191,712)      (191,712)

Cash dividends                         --            --           --     (702,215)               --            --       (702,215)

Cash dividend declared                                                   (180,388)                                      (180,388)

Net Income                             --            --           --    2,726,871                --            --      2,726,871
                               ----------   -----------   ----------  -----------   ---------------   -----------   ------------

BALANCE, December 31, 1996      2,254,841   $ 5,139,218   $6,317,732  $ 8,087,264   $       (11,232)  $(1,058,183)  $ 18,474,799

Stock options exercised             1,080        10,800           --           --                --            --         10,800

Changes in unrealized loss
  on AFS securities, net of tax        --            --           --           --           (78,227)           --        (78,227)

Cash dividend declared                                                   (180,474)                                      (180,474)

Net Income                             --            --           --      712,402                --            --        712,402
                               ----------   -----------   ----------  -----------   ---------------   -----------   ------------

BALANCE, March 31, 1997         2,255,921   $ 5,150,018   $6,317,732  $ 8,619,192   $       (89,459)  $(1,058,183)  $ 18,939,300



See accompanying notes.

                                COLUMBIA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Principles of Consolidation

         The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company (Bancorp), and its wholly-owned subsidiary, Columbia River Banking Company (Columbia River), after elimination of intercompany transactions and balances. Columbia River is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, and doing business as Columbia River Bank, Juniper Banking Company, and Klickitat Valley Bank. Substantially all activity of Bancorp is conducted through its subsidiary bank.

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. Bancorp's annual report will contain audited financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be anticipated for the year ending December 31, 1997. Certain amounts for 1996 have been restated to conform with the 1997 presentation.

2.    Recent Mergers

         Bancorp was incorporated on October 3, 1995, and became the holding company of Columbia River through merger. The effective date of the merger was January 1, 1996, and the transaction was consummated on January 13, 1996, on which date Bancorp acquired 100% of the common stock of Columbia River, and the shareholders of Columbia River became shareholders of Bancorp.

         Effective June 13, 1996, Bancorp completed its acquisition of Klickitat Valley Bank, at the time, making Klickitat Valley Bank the second wholly-owned bank subsidiary of Bancorp. The business combination was accomplished through the exchange of 8.5 shares of Bancorp common stock for each share of Klickitat Valley common stock. Klickitat Valley was a Washington state-chartered bank with headquarters in Goldendale, Washington.

         Effective March 1, 1997 Columbia River merged with Klickitat Valley Bank, resulting in Bancorp having only one banking subsidiary. The two branches of Klickitat Valley Bank became branches of Columbia River and will continue to do business under the "Klickitat Valley Bank" name

         The accompanying financial statements have been restated and include the accounts and results of operations of the mergers as pooling-of-interest combinations.

3.    Loans and Reserve for Loan Losses

      The composition of the loan portfolio was as follows:


                                                 March 31,         December 31,
                                                   1997                1996
                                              -------------       -------------
Commercial                                       29,042,343          26,485,383
Agriculture                                      16,207,945          15,592,095
Real estate                                      69,238,285          62,521,308
Consumer                                         13,882,361          13,775,599
Other                                             1,545,350           1,148,184
                                              -------------       -------------
                                                129,916,284         119,522,569
Allowance for loan losses                        (1,086,571)           (994,576)
Deferred loan fees                                 (359,725)           (300,325)
                                              -------------       -------------
                                              $ 128,469,988       $ 118,227,668
                                              =============       =============

      Transactions in the reserve for loan losses were as follows for the three months ended March 31:

                                                      1997              1996
                                                  -----------       -----------
Balance at beginning of period                    $   994,577       $ 1,071,494
Provision charged to operations                        90,000            30,000
Recoveries                                             11,159            28,065
Loans charged off                                      (9,165)          (29,967)
                                                  -----------       -----------

Balance at end of period                          $ 1,086,571       $ 1,099,592
                                                  ===========       ===========

      It is the policy of Bancorp's subsidiary Columbia River, to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 1997 and December 31, 1996 were approximately $15,000 and $52,000, respectively.

      Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $495,000 at March 31, 1997, and approximately $58,000 at December 31, 1996. There was one loan with a principal balance of approximately $51,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position at March 31, 1997. There were no loans in this category at December 31, 1996.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Columbia Bancorp's first quarter of 1997 has again been one of progress and change, and continued financial improvement. Bancorp's two subsidiaries, Klickitat Valley Bank (Klickitat Valley), and Columbia River Banking Company (Columbia River), joined forces on March 1, 1997 resulting in a single banking subsidiary - Columbia River Banking Company - doing business as Columbia River Bank, Juniper Banking Company and Klickitat Valley Bank. Management believes this merger will result in streamlined financial reporting, greater management efficiencies and enhanced opportunities for all employees.

      Columbia Bancorp reported net income of $712,402, or $.31 per share for the three months ended March 31, 1997. This represented a 34.8% increase in net income, as compared to $528,474, or $.23 per share, for the three months ended March 31, 1996. The increased earnings during the quarter ended March 31, 1997 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

      The net income added to shareholders' equity during the first three months of 1997 was offset, in part, by dividends declared of $180,474. On March 13, the Bancorp board declared a first-quarter dividend of $.08 per share payable May 1 to shareholders of record April 1, 1997. With the payment of the declared dividend, approximately 25% of earnings will have been returned to shareholders, the remaining 75% being retained to fund the continued strong growth of Bancorp.

MATERIAL CHANGES IN FINANCIAL CONDITION

      Material changes in financial condition for the three months ended March 31, 1997 include an increase in total assets, primarily in loans. Funds were provided for these changes primarily by a reduction in federal funds sold and cash and due from banks as well as an increase in total deposits.

      At March 31, 1997, total assets increased 2.2%, or approximately $4.5 million, over total assets at December 31, 1996. An increase of $10.2 million in loans, a decrease of $7.0 million in cash and cash equivalents, and a $.9 million increase in investment securities were the major components of the change in total assets. The increase in loans is reflected in increases in all loan categories and is indicative of the continuing good local economy, and the efforts of experienced loan professionals capitalizing on borrowers' desire for service and value-added products.

      Bancorp experienced an increase in deposits of $3.8 million during the first three months of 1997. Interest bearing demand deposits increased $2.7 million, and time certificate deposits and IRA's increased $3.0 million at March 31, 1997 as compared to December 31, 1996. Management believes this increase is due to continuing marketing efforts and helped by continued customer dissatisfaction with merger and consolidation activities by competition in the markets served by the Bank.

      All other changes experienced in asset and liability categories during the first three months of 1997 were comparatively modest.


MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Total interest income increased $521,783 for the three months ended March 31, 1997, as compared to the same period in 1996. This increase is primarily due to the increase in loans and investment securities held in 1997 as compared to 1996.

      Total interest expense also increased $65,911 for the quarter ended March 31, 1997, as compared to the same period in 1996. This increase is primarily due to the increase in interest bearing deposits held during 1997 as compared to 1996.

      The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by $455,872 for the three months ended March 31, 1997, as compared to the three months ended March 31, 1996. Net income per common share increased to $.31 for the first three months of 1997 from $.23 for the first three months of 1996.

      Noninterest income increased approximately $72,000 for the three months ended March 31, 1997 as compared to the same period in 1996. This increase is primarily attributable to increases in income generated by service charges and fees on deposit accounts, and the financial services division of Columbia River.

      Noninterest expense increased approximately $206,000 for the three months ended March 31, 1997 as compared to the comparable 1996 period. The increase for the three month period was primarily attributable to increases in salaries and employee benefits and occupancy expenses. The opening of the Bend, Oregon branch of Juniper Banking Company, and commitment and investment in technology were primary forces in the increased expense in these categories.

LOAN LOSS PROVISION

      During the three months ended March 31, 1997, Bancorp charged a $90,000 loan loss provision to operations, as compared to $30,000 charged during the same period in 1996. Loans recoveries, net of loans charged off, was $1,994 during the three months ended March 31, 1997, as compared to net charged off loans of $1,907 for the like period in 1996.

      Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Bancorp.

LIQUIDITY AND CAPITAL RESOURCES

      Bancorp's subsidiary, Columbia River, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment. Generally, the Bank's major sources of liquidity is customer deposits, sales and maturities of investment securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

      The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 1997. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $712,402, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

      The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. At March 31, 1997, the Bancorp's tier-one and total risk-based capital ratios were 12.76% and 13.45%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and

8%, respectively. At March 31, 1997, the capital-to-assets ratio under leverage ratio guidelines was approximately 9.92%. The FRB's current minimum leverage capital ratio guideline is 3%.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit 27 Article 9 Financial Data Schedule for Form 10-QSB

(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COLUMBIA BANCORP



Dated:   May 9, 1997            /s/ Terry L. Cochran
                                ------------------------------------------------
                                Terry L. Cochran
                                President & Chief Executive Officer




Dated:   May 9, 1997            /s/ Richard J. Croghan
                                ------------------------------------------------
                                Richard J. Croghan, EVP, Chief Financial Officer
                                and Chief Accounting Officer - Columbia River
                                Banking  Company;  Chief  Financial Officer and
                                Chief Accounting Officer - Columbia Bancorp