Form 10QSB
period 1997-06-30
COLUMBIA BANCORP \OR\
filed 1997-08-08
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from ______________ to ______________

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

YES [X]  NO [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         2,274,376 shares as of July 31, 1997

                                COLUMBIA BANCORP

                                   FORM 10-QSB

                                  JUNE 30, 1997

                                      INDEX

                                                                                                        Page
PART I - FINANCIAL INFORMATION                                                                        Reference
------------------------------                                                                        ---------
      Consolidated Balance Sheets as of June 30, 1997 and
             December 31, 1996.                                                                            3

      Consolidated Statements of Income for the six months and quarter ended
             June 30, 1997 and 1996.                                                                       4

      Consolidated Statements of Cash Flows for the six months ended June 30,
             1997 and 1996.                                                                                5

      Consolidated Statements of Changes in Shareholders' Equity for the
             periods of December 31, 1995 to June 30, 1997.                                                6

      Notes to Consolidated Financial Statements                                                         7-8

      Management's Discussion and Analysis of Financial
             Condition and Results of Operations:
             Overview                                                                                     9
             Material Changes in Financial Condition                                                      9
             Material Changes in Results of Operations                                                   10
             Loan Loss Provision                                                                         10
             Liquidity and Capital Resources                                                            10-11


PART II - OTHER INFORMATION
---------------------------
      Item 4 - Submission of Matters to a Vote of Security Holders                                       12

      Item 6 - Exhibits and Reports on Form 8-K                                                          12

      Signatures                                                                                         13

                         COLUMBIA BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    June 30,              December 31,
                                                                                      1997                   1996
                                                                                  ------------           -------------
ASSETS
Cash and due from banks                                                           $ 14,144,931           $ 16,030,017
Federal funds sold                                                                   4,880,159              7,367,394
                                                                                  ------------           ------------
           Total cash and cash equivalents                                          19,025,090             23,397,411

Investment securities available-for-sale                                            35,167,877              9,714,233
Investment securities held-to-maturity                                              14,887,390             41,098,327
Federal Home Loan Bank stock                                                           683,700                671,900
                                                                                  ------------           ------------
           Total investment securities                                              50,738,967             51,484,460

Loans, net of allowance for loan losses and unearned loan fees                     142,438,209            118,227,668
Property and equipment, net of depreciation                                          5,162,654              4,881,318
Accrued interest receivable                                                          2,535,180              1,948,444
Other assets                                                                           495,951                362,456
                                                                                  ------------           ------------
           Total Assets                                                           $220,396,051           $200,301,757
                                                                                  ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
      Noninterest bearing demand deposits                                         $ 38,224,090           $ 33,548,608
      Interest bearing demand accounts                                              80,024,793             72,671,399
      Savings accounts                                                              22,252,686             22,833,187
      Time certificates and IRA accounts                                            53,279,917             49,690,664
                                                                                  ------------           ------------
                Total deposits                                                     193,781,486            178,743,858

Notes payable to Federal Home Loan Bank                                              4,200,000                600,000
Accrued interest payable and other liabilities                                       1,370,610              1,424,917
                                                                                  ------------           ------------
                Total liabilities                                                  199,352,096            180,768,775

Employee stock ownership plan shares subject to put option                           1,225,490              1,058,183

Shareholders' equity:
      Common stock, no par value; 10,000,000 shares
           authorized, 2,274,376 issued and outstanding
           (2,254,841 at December 31, 1996)                                          5,375,506              5,139,218
      Additional paid-in capital                                                     6,317,732              6,317,732
      Retained earnings                                                              9,464,167              8,087,264
      Net unrealized loss on securities available-for-sale, net of tax               (113,450)               (11,232)
                                                                                  ------------           ------------
                                                                                    21,043,955             19,532,982
      Less: employee stock ownership plan shares subject to put option             (1,225,490)            (1,058,183)
                                                                                  ------------           ------------
                Total shareholders' equity                                          19,818,465             18,474,799
                                                                                  ------------           ------------
                                                                                  $220,396,051           $200,301,757
                                                                                  ============           ============

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    Three months ended                Six months ended
                                                         June 30,                         June 30,
                                                -------------------------          -------------------------
                                                   1997           1996                1997           1996
                                                ----------     ----------          ----------     ----------
INTEREST INCOME
Interest and fees on loans                      $3,664,947     $2,970,802          $6,860,613     $5,704,465
Interest on investments:
      Taxable investment securities                603,327        524,060           1,204,832      1,027,971
      Nontaxable investment securities             190,425        193,648             378,804        377,723
Other interest income                               35,021        131,922             135,087        274,102
                                                ----------     ----------          ----------     ----------
      Total interest income                      4,493,720      3,820,432           8,579,336      7,384,264

INTEREST EXPENSE
Interest bearing demand and savings                816,546        701,289           1,597,453      1,408,248
Interest on time deposit accounts                  714,279        692,847           1,402,995      1,381,858
Other borrowed funds                                16,947         17,805              28,598         37,198
                                                ----------     ----------          ----------     ----------
      Total interest expense                     1,547,772      1,411,941           3,029,046      2,827,304
                                                ----------     ----------          ----------     ----------
NET INTEREST INCOME                              2,945,948      2,408,491           5,550,290      4,556,960
PROVISION FOR LOAN LOSSES                          160,000         45,000             250,000         75,000
                                                ----------     ----------          ----------     ----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                      2,785,948      2,363,491           5,300,290      4,481,960

NONINTEREST INCOME
Service charges and fees                           341,424        270,799             658,091        515,084
Credit card discounts and fees                      81,088         75,828             146,188        137,679
Financial services department                       69,554         39,332             114,841         64,560
Other noninterest income                            59,536         62,329             117,454        139,645
                                                ----------     ----------          ----------     ----------
      Total noninterest income                     551,602        448,288           1,036,574        856,968

NONINTEREST EXPENSE
Salaries and employee benefits                     940,995        877,613           1,996,765      1,796,886
Occupancy expense                                  176,989        174,829             372,401        303,968
Credit card processing fees                         59,336         53,632             105,900         95,796
Office Supplies                                     47,893         26,209              85,965         58,144
FDIC assessment                                      5,551          1,000              13,859          2,000
Data processing expense                             62,207         53,048             131,336        106,167
Other noninterest expenses                         485,129        552,774           1,041,041      1,135,339
                                                ----------     ----------          ----------     ----------
      Total noninterest expense                  1,778,100      1,739,105           3,747,267      3,498,300
                                                ----------     ----------          ----------     ----------

INCOME BEFORE INCOME TAXES                       1,559,450      1,072,674           2,589,597      1,840,628

PROVISION FOR INCOME TAXES                         509,758        379,091             827,503        618,571
                                                ----------     ----------          ----------     ----------

NET INCOME                                      $1,049,692     $  693,583          $1,762,094     $1,222,057
                                                ==========     ==========          ==========     ==========

Earnings per share of common stock                   $ .45          $ .30               $ .77          $ .53
                                                     =====          =====               =====          =====

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          The Six months ended
                                                                                                June 30,
                                                                                     -----------------------------
                                                                                         1997              1996
                                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                           $ 1,762,094       $ 1,222,057
Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation                                                                       226,144           168,987
      Provision for loan losses                                                          250,000            75,000
      Federal Home Loan Bank stock dividend                                              (11,800)          (16,300)
Increase (decrease) in cash due to changes in certain assets and liabilities
      Accrued interest receivable                                                       (586,736)        (324,479)
      Other assets                                                                       (30,081)           98,435
      Accrued interest payable and other liabilities                                     267,786            51,220
                                                                                     -----------       -----------
           Net cash provided by operating activities                                   1,877,407         1,274,920

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of available-for-sale securities                            1,200,000         2,332,172
Purchases of available-for-sale securities                                            (1,374,715)       (3,108,727)
Proceeds from the maturity of held-to-maturity securities                              3,400,135        10,182,738
Purchases of held-to-maturity securities                                              (2,898,353)       (8,311,316)
Net change in loans made to customers                                                (24,460,541)      (10,375,913)
Purchases of premises and equipment                                                     (282,887)         (243,392)
Proceeds from the sale of premises and equipment                                           --               40,000
                                                                                     -----------       -----------
           Net cash used in investing activities                                     (24,416,361)       (9,484,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits and savings accounts                                    11,448,375         7,155,731
Net change in time deposits and IRA accounts                                           3,589,253           951,570
Net increase (decrease) in borrowings from Federal Home Loan Bank                      3,600,000          (600,000)
Dividends paid                                                                          (385,191)         (387,808)
Proceeds from stock options                                                              236,288            77,933
Net increase (decrease) in short-term borrowings                                        (322,092)          355,777
                                                                                     -----------       -----------
           Net cash provided by financing activities                                  18,166,633         7,553,203

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (4,372,321)         (656,315)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      23,397,411        18,882,852
                                                                                     -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 19,025,090       $18,226,537
                                                                                    ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest paid in cash                                                         $  2,992,119       $ 2,819,957
                                                                                    ============       ===========
      Taxes Paid in cash                                                            $    435,090       $   595,058
                                                                                    ============       ===========

SCHEDULE OF NONCASH ACTIVITIES
      Change in unrealized loss on available-for sale securities, net of tax        $   (102,218)      $   (63,285)
                                                                                    ============       ===========

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                              Unrealized
                                                                                 gain
                                                                              (Loss) on
                                                                              available        ESOP
                                                     Additional                for sale     plan shares       Total
                                           Common      Paid-in    Retained    investment    subject to    Shareholders'
                               Shares      Stock       Capital    Earnings    securities    put options      Equity
                             ---------    ---------  ----------  ----------  -----------    -----------   -------------
BALANCE, December 31, 1995   2,237,817    4,974,400   4,848,953   7,683,876     (23,337)      (866,471)     $16,617,421

Stock options exercised         10,156       66,262      27,899           -           -              -           94,161

Sale of common stock             6,868       98,556           -           -           -              -           98,556

Transfer to surplus                  -            -   1,440,880  (1,440,880)          -              -                -

Changes in unrealized loss
on AFS securities, net of
tax                                  -            -           -           -      12,105              -           12,105

Changes in ESOP shares
subject to put option                -            -           -           -           -       (191,712)        (191,712)

Cash dividends                       -            -           -    (702,215)          -              -         (702,215)

Cash dividend declared               -            -           -    (180,388)          -              -         (180,388)

Net Income                           -            -           -   2,726,871           -              -        2,726,871
                             ---------    ---------  ----------  ----------  ----------    -----------      -----------

BALANCE, December 31, 1996   2,254,841   $5,139,218  $6,317,732  $8,087,264  $  (11,232)   $(1,058,183)     $18,474,799


Stock options exercised          7,340       61,289           -           -           -              -           61,289

Sale of common stock            12,195      174,999           -           -           -              -          174,999

Changes in unrealized
loss on AFS securities,
net of tax                           -            -           -           -    (102,218)             -         (102,218)

Changes in ESOP shares
subject to put option                -            -           -           -           -       (167,307)        (167,307)

Cash dividend                        -            -           -    (180,497)          -              -         (180,497)

Cash dividend declared               -            -           -    (204,694)          -              -         (204,694)

Net Income                           -            -           -   1,762,094           -              -        1,762,094
                             ---------    ---------  ----------  ----------  ----------    -----------      -----------

BALANCE, June 30, 1997       2,274,376   $5,375,506  $6,317,732  $9,464,167   $(113,450)   $(1,225,490)     $19,818,465


See accompanying notes.

                                COLUMBIA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Principles of Consolidation
         The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company (Bancorp), and its wholly-owned subsidiary, Columbia River Banking Company ("Columbia River"), after elimination of intercompany transactions and balances. Columbia River is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, and doing business as Columbia River Bank, Juniper Banking Company, and Klickitat Valley Bank. Substantially all activity of Bancorp is conducted through its subsidiary bank.
         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. Bancorp's annual report will contain audited financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be anticipated for the year ending December 31, 1997. Certain amounts for 1996 have been restated to conform with the 1997 presentation.

2.    Recent Mergers & Corporate Activity
         Bancorp was incorporated on October 3, 1995, and became the holding company of Columbia River through merger. The effective date of the merger was January 1, 1996, and the transaction was consummated on January 13, 1996, on which date Bancorp acquired 100% of the common stock of Columbia River, and the shareholders of Columbia River became shareholders of Bancorp.
         Effective June 13, 1996, Bancorp completed its acquisition of Klickitat Valley Bank, at the time, making Klickitat Valley Bank the second wholly-owned bank subsidiary of Bancorp. The business combination was accomplished through the exchange of 8.5 shares of Bancorp common stock for each share of Klickitat Valley common stock. Klickitat Valley was a Washington state-chartered bank with headquarters in Goldendale, Washington.
         Effective March 1, 1997 Columbia River merged with Klickitat Valley Bank, resulting in Bancorp having only one banking subsidiary. The two branches of Klickitat Valley Bank became branches of Columbia River and will continue to do business under the "Klickitat Valley Bank" name
         The accompanying financial statements have been restated and include the accounts and results of operations of the mergers as pooling-of-interest combinations.

3.    Loans and Reserve for Loan Losses
      The composition of the loan portfolio was as follows:

                                                       June 30,             December 31,
                                                         1997                   1996
                                                     ------------           ------------
                  Commercial                           28,203,823             26,485,383
                  Agriculture                          20,592,571             15,592,095
                  Real estate                          78,714,408             62,521,308
                  Consumer                             15,540,539             13,775,599
                  Other                                 1,161,443              1,148,184
                                                     ------------           ------------
                                                      144,212,784            119,522,569
                  Allowance for loan losses            (1,318,319)              (994,576)
                  Deferred loan fees                     (456,256)              (300,325)
                                                     ------------           ------------
                                                     $142,438,209           $118,227,668
                                                     ============           ============

      Transactions in the reserve for loan losses were as follows for the six months ended June 30:

                                                        1997                      1996
                                                     ----------                ----------

                  Balance at beginning of period       $994,576                $1,071,494
                  Provision charged to operations       250,000                    75,000
                  Recoveries                             84,613                    32,057
                  Loans charged off                     (10,870)                  (45,829)
                                                     ----------                ----------

                  Balance at end of period           $1,318,319                $1,132,722
                                                     ==========                ==========

      It is the policy of Bancorp's subsidiary Columbia River, to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 1997 and December 31, 1996 were approximately $16,000 and $52,000, respectively.

      Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $974,000 at June 30, 1997, and approximately $58,000 at December 31, 1996. There was one loan with a principal balance of approximately $50,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position at June 30, 1997. There were no loans in this category at December 31, 1996.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Record earnings and strong asset growth has characterized Columbia Bancorp's first six months of 1997. Investments in technology, continuing staff development and changes in corporate structure leave Bancorp poised to achieve the stated mission of being a high performing banking corporation that provides superior financial services to its communities.

      Bancorp's two subsidiaries, Klickitat Valley Bank (Klickitat Valley), and Columbia River Banking Company (Columbia River), joined forces on March 1, 1997 resulting in a single interstate banking subsidiary - Columbia River Banking Company - doing business as Columbia River Bank, Juniper Banking Company and Klickitat Valley Bank. Management believes this merger will result in streamlined financial reporting, greater management efficiencies and enhanced opportunities for all employees.

      Columbia Bancorp reported net income of $1,762,094, or $.77 per share for the six months ended June 30, 1997. This represented a 44.2% increase in net income, as compared to $1,222,057, or $.53 per share, for the six months ended June 30, 1996. Net income of $1,049,692, or $.45 per share for the quarter ended June 30, 1997 represented a 51.3% increase in net income as compared to $693,583, or $.30 per share for the quarter ended June 30, 1996. The increased earnings during the quarter ended June 30, 1997 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

      The net income added to shareholders' equity during the first six months of 1997 was offset, in part, by dividends declared and paid of $385,191. A first quarter dividend of $.08 per share was paid May 1 to shareholders of record April 1. On June 19, the Bancorp board declared a second-quarter dividend of $.09 per share payable August 1 to shareholders of record July 1, 1997. With the payment of the declared dividend, approximately 22% of earnings will have been returned to shareholders, the remainder being retained to fund the continued strong growth of Bancorp.

MATERIAL CHANGES IN FINANCIAL CONDITION

      Material changes in financial condition for the six months ended June 30, 1997 include an increase in total assets, primarily in loans. Funds were provided for these changes primarily by an increase in total deposits and short-term borrowings, and a reduction in federal funds sold and cash and due from banks.

      At June 30, 1997, total assets increased 10.0%, or approximately $20.1 million, over total assets at December 31, 1996. An increase of $24.2 million in loans, a decrease of $4.4 million in cash and cash equivalents were the major components of the change in total assets. The increase in loans is reflected in increases in all loan categories and is indicative of the continuing good local economy, and the efforts of experienced loan professionals capitalizing on borrowers' desire for service and value-added products.

      Bancorp experienced an increase in deposits of $15.0 million during the first six months of 1997. Interest bearing demand deposits increased $7.4 million, and non-interest bearing deposits increased $4.7 million, and time certificate deposits and IRA's increased $3.6 million at June 30, 1997 as compared to December 31, 1996. Management believes deposit increases are due to continuing marketing efforts and helped by continued customer dissatisfaction with merger and consolidation activities by competition in the markets served by the Bank.

      Short-term borrowings from the Federal Home Loan Bank of Seattle were utilized to fund the strong growth in loan demand and increased $3.6 million as compared to end of year borrowings.

      All other changes experienced in asset and liability categories during the first six months of 1997 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Total interest income increased $1,195,072 for the six months ended June 30, 1997, and $673,288 for the quarter ended June 30, 1997, as compared to the same periods in 1996. This increase is primarily due to the increase in loans and investment securities held in 1997 as compared to 1996.

      Total interest expense also increased $201,752 for the six months ended June 30, 1997 and $135,831 for the quarter ended June 30, 1997, as compared to the same periods in 1996. This increase is primarily due to the increase in interest bearing deposits held during 1997 as compared to 1996.

      The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by $993,330 for the six months ended June 30, 1997, as compared to the six months ended June 30, 1996. Net income per common share increased to $.77 for the first six months of 1997 from $.53 for the first six months of 1996.

      Noninterest income increased approximately $180,000 for the six months ended June 30, 1997 as compared to the same period in 1996. This increase is primarily attributable to increases in income generated by service charges and fees on deposit accounts, and the financial services division of the bank.

      Noninterest expense increased approximately $249,000 for the six months ended June 30, 1997 as compared to the comparable 1996 period. The increase for the six month period was primarily attributable to increases in salaries and employee benefits and occupancy expenses. The opening of the Bend, Oregon branch of Juniper Banking Company, and commitment and investment in technology were primary forces in the increased expense in these categories. Other category increases were offset in part by the reduction in other noninterest expenses.

LOAN LOSS PROVISION

      During the six months ended June 30, 1997, Bancorp charged a $250,000 loan loss provision to operations, as compared to $75,000 charged during the same period in 1996. Loans recoveries, net of loans charged off, was $73,743 during the six months ended June 30, 1997, as compared to net charged off loans of $13,772 for the like period in 1996.

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

      The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first six months of 1997. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $1,762,094, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

      The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. At June 30, 1997, the Bancorp's tier-one and total risk-based capital ratios were 13.43% and 14.27%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively. At June 30, 1997, the capital-to-assets ratio under leverage ratio guidelines was approximately 9.94%. The FRB's current minimum leverage capital ratio guideline is 3%.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

      The annual meeting of shareholders of Columbia Bancorp was scheduled for and begun on April 17, 1997. On that date, the shareholders voted to adjourn the meeting to April 29, 1997 on which date it was concluded. Three items were put to a vote of the shareholders: Increase in Authorized Shares of Bancorp Common Stock; Increase in Maximum Number of Bancorp Board Members; and Election of Directors of Bancorp.

      The increase in authorized shares of Bancorp Common Stock from 4,000,000 to 10,000,000 was approved. There were 1,655,992 votes cast for; 168,681 votes cast against; and 28,386 abstained.

      The increase in the maximum number of Bancorp Board Members from 12 to 15 was not approved. Under the Columbia Bancorp Articles of Incorporation, changes to the number of directors require a 75% majority to pass. There were 1,661,088 votes cast for; 187,387 votes cast against; and 4,584 abstained.

      At the meeting, George W. Hall was reelected for a one-year term, Dennis Carver was reelected to a two-year term, and Jane F. Lee, Stephen D. Martin, Jean McKinney, and Greg Walden, were reelected to three-year terms. James B. Roberson withdrew his nomination due to the failure of the passage of the increase in the number of Bancorp directors, as noted above. Voting on the election of directors was as follows:

                                                   Votes For       Votes Against       Abstain
                                                   ---------       -------------       -------
         George W. Hall                            1,816,977               4,187        31,895
         Dennis Carver                             1,772,574              48,590        31,895
         Jane F. Lee                               1,813,492              44,386        31,895
         Stephen D. Martin                         1,729,440              91,724        31,895
         Jean McKinney                             1,748,296              72,868        31,895
         Greg Walden                               1,776,778              44,386        31,895
         James B. Roberson                                      Withdrew nomination

      Directors continuing in office include Robert L.R. Bailey, Donald T. Mitchell, Charles F. Beardsley, William A. Booth, Donald C. Gomes and Terry L. Cochran. Upon completion of the annual meeting, Ted M. Freeman resigned his position as a director of Bancorp due to the failure of the passage of the increase in the number of Bancorp directors, as noted above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 27 Article 9 Financial Data Schedule for Form 10-QSB

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COLUMBIA BANCORP



Dated:   August 7, 1997         /s/ TERRY L. COCHRAN
                                ----------------------------------------------
                                Terry L. Cochran
                                President & Chief Executive Officer




Dated:   August 7, 1997         /s/ NEAL T. McLAUGHLIN
                                ----------------------------------------------
                                Neal T. McLaughlin, VP, Chief Financial
                                Officer - Columbia River Banking Company; and
                                Chief Accounting Officer - Columbia Bancorp