Form 10QSB
period 1997-09-30
COLUMBIA BANCORP \OR\
filed 1997-11-06
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  0-27938
                       --------

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

        2,282,376 shares as of October 31, 1997
        ---------

                                COLUMBIA BANCORP

                                   FORM 10-QSB

                               SEPTEMBER 30, 1997

                                      INDEX


                                                                                              Page
PART I - FINANCIAL INFORMATION                                                              Reference
------------------------------                                                              ---------

       Consolidated Balance Sheets as of September 30, 1997 and                                 3
               December 31, 1996.

       Consolidated Statements of Income for the nine months and quarter ended                  4
               September 30, 1997 and 1996.

       Consolidated Statements of Cash Flows for the nine months ended                          5
               September 30, 1997 and 1996.

       Consolidated Statements of Changes in Shareholders' Equity for the                       6
               periods of December 31, 1995 to September 30, 1997.

       Notes to Consolidated Financial Statements                                              7-8

       Management's Discussion and Analysis of Financial
               Condition and Results of Operations:
               Overview                                                                         9
               Material Changes in Financial Condition                                          9
               Material Changes in Results of Operations                                       10
               Loan Loss Provision                                                             10
               Liquidity and Capital Resources                                                10-11


PART II - OTHER INFORMATION
---------------------------

       Item 6 - Exhibits and Reports on Form 8-K                                               11

       Signatures                                                                              11

                         COLUMBIA BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                            September 30,      December 31,
                                                                                 1997              1996
                                                                            -------------      -------------
ASSETS

Cash and due from banks                                                     $  16,059,314      $  16,030,017
Federal funds sold                                                                945,886          7,367,394
                                                                            -------------      -------------
             Total cash and cash equivalents                                   17,005,200         23,397,411

Investment securities available-for-sale                                       33,653,577          9,714,233
Investment securities held-to-maturity                                         15,083,812         41,098,327
Federal Home Loan Bank stock                                                      696,400            671,900
                                                                            -------------      -------------
             Total investment securities                                       49,433,789         51,484,460

Loans, net of allowance for loan losses and unearned loan fees                148,095,110        118,227,668
Property and equipment, net of depreciation                                     5,146,523          4,881,318
Accrued interest receivable                                                     2,536,421          1,948,444
Other assets                                                                      392,836            362,456
                                                                            -------------      -------------
             Total Assets                                                   $ 222,609,879      $ 200,301,757
                                                                            =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
       Noninterest bearing demand deposits                                  $  41,248,470      $  33,548,608
       Interest bearing demand accounts                                        82,386,200         72,671,399
       Savings accounts                                                        22,450,014         22,833,187
       Time certificates and IRA accounts                                      48,184,130         49,690,664
                                                                            -------------      -------------
                   Total deposits                                             194,268,814        178,743,858

Notes payable to Federal Home Loan Bank                                         4,200,000            600,000
Accrued interest payable and other liabilities                                  2,124,939          1,424,917
                                                                            -------------      -------------
                   Total liabilities                                          200,593,753        180,768,775

Employee stock ownership plan shares subject to put option                      1,430,450          1,058,183

Shareholders' equity:
       Common stock, no par value; 10,000,000 shares
             authorized, 2,281,876 issued and outstanding
             (2,254,841 at December 31, 1996)                                   5,477,139          5,139,218
       Additional paid-in capital                                               6,317,732          6,317,732
       Retained earnings                                                       10,223,715          8,087,264
       Net unrealized loss on securities available-for-sale, net of tax            (2,460)           (11,232)
                                                                            -------------      -------------
                                                                               22,016,126         19,532,982
       Less: employee stock ownership plan shares subject to put option        (1,430,450)        (1,058,183)
                                                                            -------------      -------------
                   Total shareholders' equity                                  20,585,676         18,474,799
                                                                            -------------      -------------
                                                                            $ 222,609,879      $ 200,301,757
                                                                            =============      =============


See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                 Three months ended              Nine months ended
                                                    September 30,                  September 30,
                                            ---------------------------     ---------------------------
                                                1997            1996            1997            1996
INTEREST INCOME
Interest and fees on loans                  $ 3,820,990     $ 3,076,489     $10,681,602     $ 8,780,954
Interest on investments:
       Taxable investment securities            487,369         511,864       1,692,201       1,539,835
       Nontaxable investment securities         179,914         196,772         558,719         574,495
Other interest income                           171,663         135,030         306,750         409,135
                                            -----------     -----------     -----------     -----------
       Total interest income                  4,659,936       3,920,155      13,239,272      11,304,419

INTEREST EXPENSE
Interest bearing demand and savings             845,577         758,128       2,443,030       2,166,376
Interest on time deposit accounts               713,447         663,861       2,116,442       2,045,718
Other borrowed funds                             63,272          11,865          91,870          49,063
                                            -----------     -----------     -----------     -----------
       Total interest expense                 1,622,296       1,433,854       4,651,342       4,261,157
                                            -----------     -----------     -----------     -----------
NET INTEREST INCOME                           3,037,640       2,486,301       8,587,930       7,043,262
PROVISION FOR LOAN LOSSES                       220,000          81,479         470,000         156,479
                                            -----------     -----------     -----------     -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   2,817,640       2,404,822       8,117,930       6,886,783

NONINTEREST INCOME
Service charges and fees                        462,376         274,096       1,120,467         789,180
Credit card discounts and fees                  138,723          98,446         284,911         236,124
Financial services department                    55,262          38,985         170,102         103,545
Other noninterest income                        114,317          43,996         231,772         183,641
                                            -----------     -----------     -----------     -----------
       Total noninterest income                 770,678         455,523       1,807,252       1,312,490

NONINTEREST EXPENSE
Salaries and employee benefits                1,193,762         954,975       3,190,527       2,751,861
Occupancy expense                               176,354         149,694         548,755         453,662
Credit card processing fees                      84,662          65,345         190,562         161,141
Office Supplies                                  70,414          56,482         156,379         114,626
FDIC assessment                                   5,890           1,500          19,749           3,500
Data processing expense                          76,188          51,905         207,524         158,072
Other noninterest expenses                      533,791         403,461       1,574,832       1,538,800
                                            -----------     -----------     -----------     -----------
       Total noninterest expense              2,141,061       1,683,362       5,888,328       5,181,662
                                            -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                    1,447,257       1,176,983       4,036,854       3,017,611

PROVISION FOR INCOME TAXES                      459,521         384,850       1,287,024       1,003,421
                                            -----------     -----------     -----------     -----------

NET INCOME                                  $   987,736     $   792,133     $ 2,749,830     $ 2,014,190
                                            ===========     ===========     ===========     ===========

Earnings per share of common stock          $       .42     $       .35     $      1.18     $       .88
                                            ===========     ===========     ===========     ===========


See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         The Nine months ended
                                                                                              September 30,
                                                                                         1997              1996
                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                           $  2,749,830      $  2,014,190
Adjustments to reconcile net income to net cash provided by operating activities
       Depreciation                                                                       333,944           273,575
       Provision for loan losses                                                          470,000           156,479
       Federal Home Loan Bank stock dividend                                              (24,500)          (28,700)
Increase (decrease) in cash due to changes in certain assets and liabilities
       Accrued interest receivable                                                       (587,977)         (309,025)
       Other assets                                                                      (368,178)          120,934
       Accrued interest payable and other liabilities                                      53,072           224,641
                                                                                     ------------      ------------
             Net cash provided by operating activities                                  2,626,191         2,452,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of available-for-sale securities                             6,250,290         4,289,017
Purchases of available-for-sale securities                                             (4,374,715)       (4,733,471)
Proceeds from the maturity of held-to-maturity securities                               4,459,574        12,798,513
Purchases of held-to-maturity securities                                               (3,967,224)      (11,963,609)
Net change in loans made to customers                                                 (30,337,442)       (9,989,147)
Purchases of premises and equipment                                                      (565,896)         (927,941)
Proceeds from the sale of premises and equipment                                           20,563            40,000
                                                                                     ------------      ------------
             Net cash used in investing activities                                    (28,514,850)      (10,486,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits and savings accounts                                     17,031,490        16,174,422
Net change in time deposits and IRA accounts                                           (1,506,534)           78,177
Net increase (decrease) in borrowings from Federal Home Loan Bank                       3,600,000          (600,000)
Dividends paid                                                                           (613,379)         (545,011)
Proceeds from stock options                                                               337,921            77,933
Net increase (decrease) in short-term borrowings                                          646,950           359,420
                                                                                     ------------      ------------
             Net cash provided by financing activities                                 19,496,448        15,544,941

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (6,392,211)        7,510,397

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       23,397,411        18,882,852
                                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 17,005,200      $ 26,393,249
                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid in cash                                                         $  4,651,253      $  4,217,407
                                                                                     ============      ============
       Taxes Paid in cash                                                            $  1,403,090      $  1,029,208
                                                                                     ============      ============

SCHEDULE OF NONCASH ACTIVITIES
       Change in unrealized loss on available-for sale securities, net of tax        $      8,772      $    (59,396)
                                                                                     ============      ============


See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                       Unrealized gain
                                                                                         (Loss) on           ESOP
                                                              Additional             available for sale  plan shares      Total
                                                   Common      Paid-in     Retained      investment      subject to    Shareholders'
                                       Shares      Stock       Capital     Earnings      securities      put options      Equity
                                       ------      -----       -------     --------      ----------      -----------      ------

BALANCE, December 31, 1995           2,237,817    4,974,400    4,848,953    7,683,876       (23,337)         (866,471) $ 16,617,421

Stock options exercised                 10,156       66,262       27,899         --            --                --          94,161

Sale of common stock                     6,868       98,556         --           --            --                --          98,556

Transfer to surplus                       --           --      1,440,880   (1,440,880)         --                --            --

Changes in unrealized loss on AFS
     securities, net of tax               --           --           --           --          12,105              --          12,105

Changes in ESOP shares subject
     to put option                        --           --           --           --            --            (191,712)     (191,712)

Cash dividends                            --           --           --       (702,215)         --                --        (702,215)

Cash dividend declared                    --           --           --       (180,388)         --                --        (180,388)

Net Income                                --           --           --      2,726,871          --                --       2,726,871
                                     --------- ------------ ------------ ------------  ------------      ------------  ------------

BALANCE, December 31, 1996           2,254,841 $  5,139,218 $  6,317,732 $  8,087,264  $    (11,232)     $ (1,058,183) $ 18,474,799

Stock options exercised                 14,840      162,922         --           --            --                --         162,922

Sale of common stock                    12,195      174,999         --           --            --                --         174,999

Changes in unrealized loss on AFS
     securities, net of tax               --           --           --           --           8,772              --           8,772

Changes in ESOP shares subject
     to put option                        --           --           --           --            --            (372,267)     (372,267)

Cash dividend                             --           --           --       (385,191)         --                --        (385,191)

Cash dividend declared                    --           --           --       (228,188)         --                --        (228,188)

Net Income                                --           --           --      2,749,830          --                --       2,749,830
                                     --------- ------------ ------------ ------------  ------------      ------------  ------------

BALANCE, September 30, 1997          2,281,876 $  5,477,139 $  6,317,732 $ 10,223,715  $     (2,460)     $ (1,430,450) $ 20,585,676


See accompanying notes.

                                COLUMBIA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      Principles of Consolidation
                The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company (Bancorp), and its wholly-owned subsidiary, Columbia River Banking Company ("Columbia River"), after elimination of intercompany transactions and balances. Columbia River is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, and doing business as Columbia River Bank, Juniper Banking Company, and Klickitat Valley Bank. Substantially all activity of Bancorp is conducted through its subsidiary bank.
                The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants who do not express an opinion thereon. Bancorp's annual report will contain audited financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be anticipated for the year ending December 31, 1997. Certain amounts for 1996 have been restated to conform with the 1997 presentation.

2.      Recent Mergers & Corporate Activity
                Bancorp was incorporated on October 3, 1995, and became the holding company of Columbia River through merger. The effective date of the merger was January 1, 1996, and the transaction was consummated on January 13, 1996, on which date Bancorp acquired 100% of the common stock of Columbia River, and the shareholders of Columbia River became shareholders of Bancorp.
                Effective June 13, 1996, Bancorp completed its acquisition of Klickitat Valley Bank, at the time, making Klickitat Valley Bank the second wholly-owned bank subsidiary of Bancorp. The business combination was accomplished through the exchange of 8.5 shares of Bancorp common stock for each share of Klickitat Valley common stock. Klickitat Valley was a Washington state-chartered bank with headquarters in Goldendale, Washington.
                Effective March 1, 1997 Columbia River merged with Klickitat Valley Bank, resulting in Bancorp having only one banking subsidiary. The two branches of Klickitat Valley Bank became branches of Columbia River and will continue to do business under the "Klickitat Valley Bank" name.
                The accompanying financial statements have been restated and include the accounts and results of operations of the mergers as pooling-of-interest combinations.

3.      Loans and Reserve for Loan Losses
        The composition of the loan portfolio was as follows:


                              September 30,       December 31,
                                   1997               1996
                              -------------      -------------

Commercial                       29,166,486         26,485,383
Agriculture                      18,979,222         15,592,095
Real estate                      85,057,698         62,521,308
Consumer                         15,506,518         13,775,599
Other                             1,524,412          1,148,184
                              -------------      -------------
                                150,234,336        119,522,569
Allowance for loan losses        (1,546,526)          (994,576)
Deferred loan fees                 (592,700)          (300,325)
                              -------------      -------------
                              $ 148,095,110      $ 118,227,668
                              =============      =============

        Transactions in the reserve for loan losses were as follows for the nine months ended September 30:


                                        1997             1996
                                    -----------      -----------

Balance at beginning of period      $   994,576      $ 1,071,494
Provision charged to operations         470,000          156,479
Recoveries                              101,370           39,612
Loans charged off                       (19,420)         (47,956)
                                    -----------      -----------

Balance at end of period            $ 1,546,526      $ 1,219,629
                                    ===========      ===========

        It is the policy of Bancorp's subsidiary Columbia River, to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 1997 and December 31, 1996 were approximately $1,211,000 and $52,000, respectively.

        Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $345,000 at September 30, 1997, and approximately $58,000 at December 31, 1996. There was one loan with a principal balance of approximately $50,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position at September 30, 1997. There were no loans in this category at December 31, 1996.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        Record earnings and strong asset growth has characterized Columbia Bancorp's first nine months of 1997. Investments in technology, continuing staff development and changes in corporate structure leave Bancorp poised to achieve the stated mission of being a high performing banking corporation that provides superior financial services to its communities.

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

        In early September, Columbia River formed Columbia Mortgage Group (CMG), a division of the bank headquartered adjacent to the Bend, Oregon branch of Juniper Banking Company. Management believes CMG will allow our clients additional options in real estate financing products while maintaining the exceptional service associated with Columbia River Bank, Juniper Banking Company and Klickitat Valley Bank.

        Columbia Bancorp reported net income of $2,749,830, or $1.18 per share for the nine months ended September 30, 1997. This represented a 37% increase in net income, as compared to $2,014,190, or $.88 per share, for the nine months ended September 30, 1996. Net income of $987,736, or $.42 per share for the quarter ended September 30, 1997 represented a 25% increase in net income as compared to $792,133, or $.35 per share for the quarter ended September 30, 1996. The increased earnings during the quarter ended September 30, 1997 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

        The net income added to shareholders' equity during the first nine months of 1997 was offset, in part, by dividends declared and paid of $613,379. A first quarter dividend of $.08 per share was paid May 1, a second quarter dividend of $.09 per share was paid August 1. On September 18, the Bancorp board declared a third-quarter dividend of $.10 per share payable November 1 to shareholders of record October 1. With the payment of the declared dividend, approximately 22% of earnings will have been returned to shareholders, the remainder being retained to fund the continued strong growth of Bancorp.

MATERIAL CHANGES IN FINANCIAL CONDITION

        Material changes in financial condition for the nine months ended September 30, 1997 include an increase in total assets, primarily in loans. Funds were provided for these changes primarily by an increase in total deposits and short-term borrowings, and a reduction in federal funds sold and investment securities.

        At September 30, 1997, total assets increased 11.1%, or approximately $22.3 million, over total assets at December 31, 1996. An increase of $29.9 million in loans and a decrease of $6.4 million in cash and cash equivalents were the major components of the change in total assets. The increase in loans is reflected in increases in all loan categories and is indicative of the continuing good local economy, and the efforts of experienced loan professionals capitalizing on borrowers' desire for service and value-added products.

        Bancorp experienced an increase in deposits of $15.5 million during the first nine months of 1997. Interest bearing demand deposits increased $9.7 million, and non-interest bearing deposits increased $7.7 million, while time certificate deposits and IRA's decreased $1.5 million at September 30, 1997 as compared to December 31, 1996. Management believes deposit increases are due to continuing marketing efforts and helped by continued customer dissatisfaction with merger and consolidation activities by competition in the markets served by the Bank.

        Short-term borrowings from the Federal Home Loan Bank of Seattle were utilized to fund the strong growth in loan demand and increased $3.6 million as compared to end of year borrowings.

        All other changes experienced in asset and liability categories during the first nine months of 1997 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

        Total interest income increased $1,934,853 for the nine months ended September 30, 1997, and $739,781 for the quarter ended September 30, 1997, as compared to the same periods in 1996. This increase is primarily due to the increase in loans and investment securities held in 1997 as compared to 1996.

        Total interest expense also increased $390,185 for the nine months ended September 30, 1997 and $188,442 for the quarter ended September 30, 1997, as compared to the same periods in 1996. This increase is primarily due to the increase in interest bearing deposits held during 1997 as compared to 1996.

        The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by $1,544,668 for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996. Net income per common share increased to $1.18 for the first nine months of 1997 from $.88 for the first nine months of 1996.

        Noninterest income increased approximately $495,000 for the nine months ended September 30, 1997 as compared to the same period in 1996. This increase is primarily attributable to increases in income generated by service charges and fees on deposit accounts, and the financial services division of the bank.

        Noninterest expense increased approximately $706,700 for the nine months ended September 30, 1997 as compared to the comparable 1996 period. The increase for the nine month period was primarily attributable to increases in salaries and employee benefits and occupancy expenses. The opening of the Bend, Oregon branch of Juniper Banking Company, and commitment and investment in technology were primary forces in the increased expense in these categories.

LOAN LOSS PROVISION

        During the nine months ended September 30, 1997, Bancorp charged a $470,000 loan loss provision to operations, as compared to $156,479 charged during the same period in 1996. Loans recoveries, net of loans charged off, was $81,950 during the nine months ended September 30, 1997, as compared to net charged off loans of $8,344 for the like period in 1996.

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

        The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 1997. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $2,749,830, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

        The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. At September 30, 1997, the Bancorp's tier-one and total risk-based capital ratios were 13.26% and 14.21%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively. At September 30, 1997, the capital-to-assets ratio under leverage ratio guidelines was approximately 9.73%. The FRB's current minimum leverage capital ratio guideline is 3%.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibit 27 Article 9 Financial Data Schedule for Form 10-QSB

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       COLUMBIA BANCORP



Dated: November 6, 1997            /s/ Terry L. Cochran
                                   ----------------------------------------
                                   Terry L. Cochran
                                   President & Chief Executive Officer




Dated: November 6, 1997            /s/ Neal T. McLaughlin
                                   ----------------------------------------
                                   Neal T. McLaughlin, VP, Chief Financial
                                   Officer - Columbia River Banking Company; and
                                   Chief Accounting Officer - Columbia Bancorp