Form 10KSB40
period 1997-12-31
COLUMBIA BANCORP \OR\
filed 1998-03-25
CIK 1010002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1997
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 IR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

                         Commission file number: 0-27938

                                COLUMBIA BANCORP
                 (Name of small business issuer in its charter)

                                                              93-1193156
            Oregon                                        (I.R.S. Employer
   (State of incorporation)                              Identification No.)

                        420 East Third Street, Suite 200
                            The Dalles, Oregon 97058
                    (Address of principal executive offices)

                    Issuer's telephone number: (541) 298-6649

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common stock, no par value

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        The issuer's revenues for its most recent fiscal year were $20,624,243

        The aggregate market vale of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 26, 1998 was $61,356,289.

      The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 2,307,216 shares of no par value common stock on February 26, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part I and Part II incorporate by reference to the issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1997. Part III is incorporated by reference to the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1998.

      Transitional Small Business Disclosure Format (Check one): Yes   ; No X
                                                                    ---    ---

                                COLUMBIA BANCORP
                                   FORM 10-KSB
                                TABLE OF CONTENTS

PART I                                                                                 PAGE
------                                                                                 -----
               (Portions of Item 1 are incorporated by reference from Columbia
                   Bancorp's Annual Report to Shareholders)

Item 1.        Description of Business                                                 3 - 26

Item 2.        Description of Property                                                26 - 28

Item 3.        Legal Proceedings                                                        28

Item 4.        Submission of Matters to a Vote of Security Holders                      28

PART II

               (Portions of Items 5, 6, 7 and 8 are incorporated by reference from Columbia Bancorp's Annual Report to Shareholders)

Item 5.        Market for Common Equity and Related Stockholder Matters                 29

Item 6.        Management's Discussion and Analysis                                   29 - 33

Item 7.        Financial Statements                                                     33

Item 8.        Changes In and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                  34
PART III

               (Items 9 through 12 are incorporated by reference from Columbia
                   Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 23, 1998)

Item 9.        Directors, Executive Officers, Promoters and Control Persons,
                   Compliance with Section 16(a) of the Exchange Act                    34

Item 10.       Executive Compensation                                                   34

Item 11.       Security Ownership of Certain Beneficial Owners and
                   Management                                                           34

Item 12.       Certain Relationships and Related Transactions                           34

Item 13.       Exhibits and Reports on Form 8-K                                       35 - 36

SIGNATURES                                                                            36 - 37


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        COLUMBIA BANCORP. Columbia Bancorp (Bancorp), an Oregon corporation, is the parent corporation and holding company of Columbia River Banking Company (the Bank).

        Bancorp was incorporated on October 3, 1995 and became the holding company of the Bank through the merger of a "phantom bank" subsidiary established by Bancorp with the Bank. As a result of the merger, Bancorp acquired 100% of the common stock of the Bank, and the shareholders of the Bank became shareholders of Bancorp under a one-for-one exchange of shares.

        Effective June 13, 1996, Bancorp acquired Klickitat Valley Bank (Klickitat) making Klickitat the second wholly owned bank subsidiary of Bancorp. The business combination was accomplished through the exchange of 8.5 shares of Bancorp common stock for each share of Klickitat common stock. On March 1, 1997, Klickitat was merged with and into the Bank, resulting in Bancorp having only one banking subsidiary.

        As of February 26, 1998, Bancorp had 1,234 shareholders of record, and 2,307,216 shares of its common stock issued and outstanding.

        All data in this Annual Report on Form 10-KSB has been restated to give retroactive effect to the acquisition of Klickitat. In addition, all share and per share information has been restated to give retroactive effect to various stock splits and stock dividends declared in years prior to 1997.

        COLUMBIA RIVER BANKING COMPANY. The Bank is an independent, full-service state-chartered community bank with headquarters in The Dalles, Oregon.

        The Bank was originally incorporated under the laws of the State of Oregon on or about June 8, 1976, and received its bank charter on June 11, 1976. Effective January 1, 1995, the Bank merged with and into Juniper Banking Company
(JBC), an Oregon state-chartered bank. The Bank was the surviving entity in the merger. Effective March 1, 1997, the Bank merged with Klickitat, a Washington state-chartered bank with headquarters in Goldendale, Washington. The Bank was the surviving entity in the merger.

        The Bank has seven offices in Oregon and two offices in Washington. It does business under the assumed business name "Columbia River Bank" in Hood River, Maupin, and two locations in The Dalles. In Madras, Redmond, and Bend, the Bank does business under the assumed business name "Juniper Banking Company." In the two Washington locations of Goldendale and White Salmon, it does business under the "Klickitat Valley Bank" assumed business name. The Bank's nine offices serve the financial needs of businesses and individuals in Klickitat County, Washington and four Oregon counties stretching from Deschutes and Jefferson Counties, in the approximate geographical center of the State of Oregon, to Wasco and Hood River Counties, on the Columbia River in the north.

        The Bank provides a broad range of depository and lending services to commercial, industrial and agricultural enterprises, governmental entities, and individuals. It directs its deposit taking and lending activities primarily to the communities in which its branches are located. Its primary marketing focus is on small to medium-sized businesses and on professionals in those communities. The Bank does not provide trust services.

        The Bank's commercial loans generally consist of secured credit lines, typically renewed annually, used for the operations and working capital requirements of its business borrowers.

        The Bank's agricultural loans generally consist of operating lines used to finance farm operations through the growing season. Borrowers include wheat, mint, seed, apple, cherry and pear growers and livestock operations. Agricultural loans also include term loans used to finance farm equipment purchases. Agricultural loans are subject to increased credit risks from causes such as bad weather, crop failures, and fluctuations in crop prices.

        The Bank makes loans secured by commercial, farmland, and residential property. Growth in the residential loan portfolio has been intentionally limited to avoid exposure to increased interest rate risk on long-term fixed rate loans.

        The Bank's consumer loans generally consist of automobile loans, personal credit lines, and borrowings under the Bank's VISA card program.

        Columbia Mortgage Group (CMG) is a department of the Bank and was formed in late 1997 to originate conventional and federally insured residential mortgage loans for sale in the secondary market. CMG originated $8 million of mortgage loans in approximately three months of operations. The mortgage loans generally are sold without recourse and with no servicing rights retained. CMG maintains its primary office on the second floor of the Bank's Bend Office of Juniper Banking Company.

        The quality of personal financial service provided customers and dedication to customer service have enabled the Bank to maintain a stable and relatively low cost retail deposit base, while generating a substantial volume of loans. Total deposits increased from $178.7 million at December 31, 1996, to $201.6 million at December 31, 1997. Net loans increased from $118.2 million at December 31, 1996, to $155.2 million at December 31, 1997.

        The Federal Deposit Insurance Corporation (the FDIC) insures deposit accounts at the Bank to statutory limits. The Bank is not a member of the Federal Reserve System. It is a merchant depository for MasterCard and VISA. The Bank, through its Columbia River Bank Financial Services department, markets stocks, mutual funds, and other investment and insurance products to customers of the Bank and the public through an arrangement with PrimeVest Financial Services Inc., a registered securities broker-dealer.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

        Net interest income. For most financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in "volume," "spread," and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

        During 1997, 1996 and 1995, Bancorp's average interest-earning assets were $199.3 million, $174.9 million and $157.7 million, respectively. During these same years, Bancorp's net interest margin was 6.15%, 5.74% and 5.67%, respectively.

Average balances and average rates earned and paid. The following table sets forth for 1997, 1996, and 1995 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin.

                                                          YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------
                                                     1997                                1996
                                      ----------------------------------  --------------------------------------
                                                     INTEREST    AVERAGE                 INTEREST    AVERAGE
                                        AVERAGE      INCOME OR   YIELD OR   AVERAGE     INCOME OR    YIELD OR
                                       BALANCE(1)     EXPENSE      RATES   BALANCE(1)    EXPENSE      RATES
                                      -----------   ----------- -------- ------------  ----------- ------------
                                                                  (In thousands)
               ASSETS
Interest-earning due from banks           $2,322          $127     5.45%   $2,129         $96       4.51%
Taxable securities                        36,826         2,296     6.24    34,781       2,074       5.96
Nontaxable securities (2)                 15,112         1,114     7.37    14,964       1,168       7.80
Federal funds sold                         4,114           221     5.38    11,182         589       5.27
Loans (3)                                140,891        14,764    10.48   111,841      11,855      10.60
                                        --------       -------    -----   -------      ------      -----
        Total interest-earning
          assets/interest
        Income                           199,265        18,522     9.30   174,897      15,782       9.02

Cash and due from banks                   14,091                            7,976
Premises and equipment, net                5,096                            4,092
Reserve for loan losses                   (1,315)                          (1,153)
Other assets                               2,768                            2,249
                                        --------                         --------

                      Total assets      $219,905                         $188,061
                                        ========                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Savings and interest-bearing demand
  deposits                              $102,005         3,313     3.25   $90,062       2,967       3.29
Time deposits                             51,164         2,772     5.42    49,286       2,717       5.51
Borrowed funds                             3,236           184     5.68     1,073          61       5.66
                                        --------       -------     ----   -------      ------      -----
      Total interest-bearing
        liabilities/interest
        Expense                          156,405         6,269     4.01   140,421       5,745       4.09

Noninterest-bearing deposits              38,299                           28,328
Other liabilities                          5,326                            1,872
                                        --------                          -------
      Total liabilities                  200,030                          170,621

Shareholders' equity                      19,875                           17,440
                                        --------       -------            -------      ------

      Total liabilities and
         shareholders' equity           $219,905                         $188,061
                                        ========                         ========
Net interest income                                    $12,253                        $10,037
                                                       =======                        =======
Net interest spread                                                5.29%                             4.93%
                                                                   ====                              ====
Interest expense to earning assets                                 3.15%                             3.29%
                                                                   ====                              ====
Net interest margin                                                6.15%                             5.74%
                                                                   ====                              ====


                                                YEARS ENDED DECEMBER 31,
                                      ------------------------------------
                                                        1995
                                      -------------------------------------
                                                     INTEREST    AVERAGE
                                        AVERAGE     INCOME OR    YIELD OR
                                       BALANCE(1)    EXPENSE      RATES
                                      ------------  -----------  --------
                                                 (In thousands)
               ASSETS
Interest-earning due from banks          $ 1,258          $ 48        3.80%
Taxable securities                        39,571         2,153        5.47
Nontaxable securities (2)                 13,120           998        7.61
Federal funds sold                         6,666           343        5.14
Loans (3)                                 97,087        10,612       10.93
                                          ------        ------       -----
      Total interest-earning
        assets/interest
        Income                           157,702        14,154         8.98

Cash and due from banks                    7,420
Premises and equipment, net                3,714
Reserve for loan losses                   (1,026)
Other assets                               2,542
                                        --------
                      Total assets      $170,352
                                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Savings and interest-bearing demand
  deposits                              $ 80,078         2,688        3.36
Time deposits                             44,036         2,369        5.38
Borrowed funds                             2,632           159        6.05
                                        --------        ------       -----
      Total interest-bearing
        liabilities/interest
        Expense                          126,746         5,216        4.12

Noninterest-bearing deposits              24,398
Other liabilities                          3,559
                                        --------        ------
      Total liabilities                  154,703

Shareholders' equity                      15,649
                                        --------

      Total liabilities and
        shareholders' equity            $170,352
                                        ========

Net interest income                                     $8,938
                                                        ======
Net interest spread                                                   4.86%
                                                                      ====
Interest expense to earning assets                                    3.31%
                                                                      ====
Net interest margin                                                   5.67%
                                                                      ====



--------------------
(1) Average balances are based on daily averages.
(2) Tax-exempt income has been adjusted to a tax-equivalent basis at a 34% rate.
(3) Nonaccrual loans are included in the average balance.

        Analyses of changes in interest rate differential. The following table shows the dollar amount of the increase (decrease) in Bancorp's interest income and interest expense for the years indicated, on a tax-equivalent basis, and attributes such dollar amounts to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rate changes, which were immaterial, have been allocated equally between interest rate and volume.

                                      1997 VS. 1996                      1996 VS. 1995
                                  CHANGE IN NET INTEREST              CHANGE IN NET INTEREST
                                        INCOME DUE TO                      INCOME DUE TO
                               -------------------------------  -----------------------------------
                               VOLUME       RATE        TOTAL       VOLUME       RATE        TOTAL
                               ------       ----        -----       ------       ----        -----
                                                       (In thousands)
Interest income:
  Balances due from banks     $    8,758  $ 21,682   $   30,440  $   33,126    $  15,085   $   48,211
  Securities - taxable           121,939   100,197      222,136    (260,633)     181,566      (79,067)
  Securities - tax-exempt         11,532   (64,878)     (53,346)    140,411       28,594      169,005
  Federal funds sold            (372,468)    4,371     (368,097)    232,195       14,300      246,495
  Loans                        3,079,137  (169,589)   2,909,548   1,612,731     (369,953)   1,242,778
                              ----------  --------   ----------  ----------   ----------   ----------
    Total interest income      2,848,898  (108,217)   2,740,681   1,757,830     (130,408)   1,627,422
                              ----------  --------   ----------  ----------   ----------   ----------

Interest expense:
  Savings and interest-
    bearing demand deposits      393,487   (47,228)     346,259     335,148      (55,982)     279,166
  Time deposits                  103,538   (49,032)      54,506     282,416       66,188      348,604
  Borrowed funds                 122,311       609      122,920     (94,244)      (4,187)     (98,431)
                              ----------  --------   ----------  ----------   ----------   ----------
    Total interest expense       619,336   (95,651)     523,685     523,320        6,019      529,339
                              ----------  --------   ----------  ----------   ----------   ----------

Net interest income           $2,229,562  $(12,566)  $2,216,996  $1,234,510    $(136,427)  $1,098,083
                              ==========  ========   ==========  ==========    =========   ==========


II.     INVESTMENT ACTIVITIES

        Management's objectives for Bancorp's investment portfolio are (i) to provide liquidity to meet seasonal or other unexpected cash needs resulting from declines in deposits or increases in loans and (ii) to provide an adequate rate of return within the constraints of liquidity requirements. Bancorp's policy is to maintain a loan/deposit ratio of approximately 80%. Accordingly, investment securities are a major source of Bancorp's revenues. Investments are made by the Chief Executive Officer or the Chief Financial Officer, and are generally limited to investment grade securities. The Bank does not actively trade securities and, as of December 31, 1997 and 1996, approximately 34% and 80%, respectively, were designated as being held-to-maturity. The remaining investment securities are available-for-sale to provide Bancorp with necessary liquidity or funds available for alternative investments.

        The following table provides the carrying values of the Bank's investment portfolio at the end of each of the last three years. See Note 2 of Notes to Consolidated Financial Statements for more information about investment securities held at December 31, 1997, 1996 and 1995.

                                                           DECEMBER 31,
                                     ---------------------------------------------------
                                        1997                  1996                1995
                                     ----------            ----------            -------
                                                        (In thousands)
U.S. Treasury securities               $ 3,213               $ 4,121             $ 7,340
U.S. government agencies                27,100                28,431              21,169
State and political subdivisions        16,572                15,351              14,728
Other securities                           853                 2,609               5,595
                                        ------                  ----                ----
  Total debt securities                 47,738                50,512              48,832

Equity securities                        1,066                   972                 622
                                        ------                  ----                ----

  Total investment securities          $48,804               $51,484             $49,454
                                        ======                ======              ======

        The following table provides the amortized cost, market value, maturities and weighted average yields of the Bank's investment securities at December 31, 1997:

                                                                                  WEIGHTED
                                          AMORTIZED            MARKET             AVERAGE
TYPE AND MATURITY                           COST               VALUE             YIELD (1)
-----------------                      --------------        ---------         -----------
U.S. Treasury securities:
   Due within one year                      $1,599              $1,599              5.47%
   Due after one but within five years       1,611               1,614              5.72
                                            ------              ------              ----
        Total U.S. Treasury securities       3,210               3,213              5.60
                                             -----               -----              ----

U.S. government agencies:
   Due within one year                       5,052               5,058              5.75
   Due after one but within five years      17,333              17,321              6.35
   Due after five but within ten years       3,701               3,727              6.60
   Due after ten years                       1,000                 994              7.51
                                            ------                ----              ----
        Total U.S. government agencies      27,086              27,100              6.31
                                            ------              ------              ----

                                                                                  WEIGHTED
                                          AMORTIZED            MARKET             AVERAGE
TYPE AND MATURITY                           COST               VALUE             YIELD (1)
-----------------                      ---------------       ---------         -----------
State and political subdivisions:
   Due within one year                      $ 2,165            $ 2,187              6.00%
   Due after one but within five years        6,887              7,051              7.29
   Due after one but within five years        3,005              3,080              6.72
   Due after ten years                        4,515              4,610              7.35
                                             ------             ------              ----
        Total states and political sub-
         Divisions                           16,572             16,928              7.04
                                             ------             ------              ----

Corporate securities:
   Due within one year                          250                250              5.98
   Due after one but within five years          603                603              6.45
                                               ----               ----              ----
        Total corporate securities              853                853              6.31%
                                               ----               ----              ====
        Total debt securities                47,723             48,094              6.90%
                                                                                    ====

Equity securities                             1,066              1,066
                                             ------             ------

        Total securities                    $48,789            $49,160
                                             ======             ======

-----------
(1) Weighted average yield on states and political subdivisions has been computed on a 34% tax-equivalent basis.

III.    LENDING ACTIVITIES

        The Bank's lending is spread among commercial, agricultural, real estate, and consumer loans. The interest rates charged for the various loans made by the Bank vary with the degree of risk, size, and maturity of the loans, the borrower's depository relationship with the Bank and prevailing money market rates. The Bank's overall lending operations are guided by its loan policy, which outlines the basic policies and procedures by which lending operations are conducted. Generally, the policy addresses loan authority, underwriting and collateral requirements, terms, interest rate considerations, and compliance with laws and regulations.

        Loan pricing decisions are based on an evaluation of risk, cost of funds, operating and administrative costs, a reserve for loan losses, desired profit margin, and other factors. Loan risk is based in part on a risk rating assigned to each loan.

        The Bank sells loan participations to accommodate borrowers whose financing needs exceed the Bank's lending limits, and to diversify risk. The Bank occasionally purchases participations in loans from other community banks.

        Most of the Bank's loans are made to customers in the trade areas served by branch offices. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management further seeks to minimize credit losses by closely monitoring the financial condition of the Bank's borrowers and the value of collateral.

        Loan portfolio composition. The following table sets forth information with respect to the composition of the Bank's loan portfolio by type of loan at December 31 for each of the last five years:

                                                      DECEMBER 31,
                             ---------------------------------------------------------------
                                1997         1996          1995          1994          1993
                             ----------   ----------    ----------    ----------    -------
                                                      (In thousands)
Commercial                    $28,464       $26,485      $20,540       $16,475       $16,985
Agricultural                   20,511        15,592       14,796        11,554        10,175
Secured by real estate
  Commercial property          29,319        19,255       18,019        16,180        11,934
  Farmland                      6,212         5,610        4,371         3,617         3,406
  Construction                 13,504         4,613        2,873         2,998         3,034
  Residential                  40,200        31,489       29,216        26,389        22,938
  Home equity lines             2,239         1,555        1,585         1,046           977
                               ------        ------       ------        ------          ----
        Total real estate      91,474        62,522       56,064        50,230        42,289

Consumer                       15,665        13,776       13,325        12,729        12,530
Other                           1,356         1,148          737           295           413
                               ------        ------         ----          ----          ----
        Total loans           157,470       119,523      105,462        91,283        82,392

  Less deferred loan fees        (613)         (300)        (212)         (258)            -
  Less reserve for loan losses (1,639)         (995)      (1,072)         (955)         (992)
                              -------         -----      -------         -----         -----

Loans receivable, net        $155,218      $118,228     $104,178       $90,070       $81,400
                              =======       =======      =======        ======        ======


        Loan maturities and interest rate sensitivity. The following table presents the aggregate maturities of loans in each major category of the Bank's loan portfolio at December 31, 1997. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

                                              DUE AFTER ONE                          TOTAL
                              DUE WITHIN       BUT WITHIN        DUE AFTER         LOANS BY
LOAN CATEGORY                  ONE YEAR        FIVE YEARS        FIVE YEARS        CATEGORY
-------------                 ----------      -------------      ----------        ---------
                                                      (In thousands)
Commercial                      $19,312          $ 6,098          $ 3,054           $28,464
Agricultural                     19,407              935              169            20,511
Secured by real estate
  Commercial property             4,063           10,257           14,999            29,319
  Farmland                        1,549            2,709            1,954             6,212
  Construction                    9,957            2,769              778            13,504
  Residential                     8,774            3,586           27,840            40,200
  Home equity lines               2,086              124               29             2,239
                                 ------           ------          -------           -------
        Total real estate        26,429           19,445           45,600            91,474
Consumer                          6,682            7,131            1,852            15,665
Other                               937               86              333             1,356
                                 ------           ------          -------           -------
Total loans by maturity         $72,767          $33,695          $51,008          $157,470
                                 ======           ======           ======           =======

        At December 31, 1997, $80.7 million (approximately 51% of the Bank's loan portfolio) had fixed interest rates and $76.8 million (approximately 49%) had variable interest rates. Of the Bank's $84.7 million in loans that mature after one year, a total of $69.3 million (82%) are fixed-rate loans, and a total of $15.4 million (18%) are variable-rate loans.

        Commercial loans. As of December 31, 1997, commercial loans that are not collateralized by real estate represent 18% of the Bank's loans. The Bank provides a wide range of commercial business loans, including lines of credit for working capital and term loans for the acquisition of equipment and other purposes. Collateral generally includes equipment, accounts receivable and inventory. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis.

        At December 31, 1997, approximately 60% of the Bank's commercial loans had floating or adjustable interest rates; the remaining 40% had fixed interest rates. Operating lines of credit are payable on demand and generally subject to annual renewal. Term loan maturities generally range from one to five years. Commercial loans outstanding at December 31, 1997, were $28.5 million, compared to $26.5 million at December 31, 1996. Management believes the increase in 1997 was primarily a result of the Bank's ability to respond quickly to customers' needs. At December 31, 1997, nonaccrual loans in this category totaled $342 thousand; there were no restructured loans.

        Agricultural. Agricultural loans represent 13% of the Bank's loan portfolio at December 31, 1997. The Bank provides production lines of credit, equipment financing, and term loans for capital improvements and investments. Collateral generally consists of crops, equipment, and inventory. The Bank will grant loans on an unsecured basis when and if warranted.

        At December 31, 1997, approximately 93% of the Bank's agricultural loans had floating or adjustable rates; the remaining 7% had fixed rates. Operating lines of credit are payable on demand and usually mature at the end of the production year. Term loan maturities generally range from two to five years. Agricultural loans outstanding on December 31, 1997, were $20.5 million compared to $15.6 million on December 31, 1996. The increase was primarily a result of the Bank's marketing efforts and value-added expertise of the Bank's agricultural representatives and experienced loan officers. At December 31, 1997, nonaccrual loans totaled $406 thousand in this category; there were no restructured loans.

        Real estate mortgage loans. Real estate mortgage loans represent the Bank's largest category of loans. Of the $91.5 million of real estate mortgage loans outstanding at December 31, 1997, $29.3 million were made to commercial customers where the collateral for the loans included the real estate occupied by the customers' businesses. Therefore, many loans classified as real estate mortgage loans could be characterized as commercial loans that are collateralized by real estate. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. These borrowers may be more sensitive to changes in economic conditions than are residential loan customers. Real estate mortgage loans outstanding increased to $91.5 million at December 31, 1997, from $62.5 million at December 31, 1996. The increase was primarily a result of a renewed emphasis on commercial and residential real estate. The formation of CMG and the efforts of the Bend branch office have contributed to the growth in all real estate categories. At December 31, 1997, nonaccrual loans totaled $170 thousand in this category; there were no restructured loans.

        At December 31, 1997, $55.1 million (or approximately 60%) of the Bank's real estate mortgage loans had fixed interest rates and $36.4 million (or approximately 40%) had floating or adjustable interest rates. Maturities of real estate mortgage loans usually range from one to fifteen years. The Bank's underwriting standards specify maximum loan-to-value ratios for real estate loans: 80% for loans collateralized by owner-occupied residences, 80% for other residential loans and for construction loans, and 75% for commercial real estate loans. Management believes that the Bank's current real estate mortgage portfolio does not present a material risk of loan losses.

        The Bank originates Small Business Administration (SBA) commercial real estate loans on owner-occupied properties where the maturities may be up to 20 years, and the loan-to-value ratio may reach 80% of appraised value or cost, whichever is lower. Up to 90% of the amount of these loans is guaranteed or insured by an agency of the U.S. Government. The guaranteed portion of these loans is typically sold to secondary-market investors.

        Columbia Mortgage Group (CMG) is a department of the Bank formed in late 1997 to originate conventional and federally insured residential mortgage loans for sale in the secondary market. CMG originated $8 million of mortgage loans in approximately three months of operations. The mortgage loans generally are sold without recourse and with no servicing rights retained. CMG maintains its primary office on the second floor of the Bank's Bend Office of Juniper Banking Company.

        Before the formation of CMG, the Bank was active in making residential real estate loans on behalf of other lenders. Most of the Bank's residential lending on behalf of other lenders was made under an arrangement with PHH US Mortgage Corporation ("PHH") of Mount Laurel, New Jersey, pursuant to which the Bank processed loan applications and related paperwork and then submitted the documentation to PHH. PHH then made the lending decision, funded and serviced the loan. For the year ended December 31, 1997, the Bank originated and sold 104 residential loans, receiving $46,327 in fee income.

        Real estate construction loans. The Bank makes construction loans to individuals and contractors to construct multi-family and single-family primary residences and second homes. These loans generally have maturities of six to nine months. Interest rates are typically adjustable, although fixed-rate loans are also made under appropriate conditions. The Bank generally makes residential construction loans only when permanent financing has been arranged. It is the Bank's policy to limit its loans to contractors building houses on a speculative basis, so that only one or two of these types of loans are outstanding to any single borrower at any time, depending on the financial condition of and the Bank's prior lending experience with the contractor.

        Construction loans have many of the same risks that are present in real estate mortgage loans and may present additional risks, such as construction delays, cost overruns, and insufficient collateral. At December 31, 1997, there were no nonaccrual loans or restructured loans in this category.

        Consumer loans. Consumer loans generally consist of automobile loans, personal credit lines and borrowings under the Bank's VISA card program

        Consumer loans were $15.7 million at December 31, 1997, compared to $13.8 million at December 31, 1996. This increase was primarily due to economic growth and an expanding customer base. At December 31, 1997, there were $123 thousand in nonaccrual loans in this category; there were no restructured loans.

        Commitments and contingent liabilities. In the ordinary course of business, the Bank enters into various types of transactions that include commitments to extend credit and standby letters of credit as described in Note 10 to the Consolidated Financial Statements of Bancorp. The Bank applies the same credit standards to these commitments as it uses in all its lending processes and has included these commitments in its lending risk evaluations. Collateral for these commitments may include cash, securities, and/or real estate.

        Nonperforming assets. The following table sets forth information with respect to nonperforming assets as of the dates indicated:

                                                               DECEMBER 31,
                                           --------------------------------------------------
                                             1997       1996       1995       1994       1993
                                           --------   --------   --------   --------   ------
                                                              (In thousands)
Nonperforming loans:
  Nonaccrual loans                          $1,041       $ 52      $ 308        $ 68      $ 51
  Accruing loans past due 90 days or more      414         30         60         118        20
  Restructured loans                            -          -          -           -         -
                                               ---        ---        ---         ---      ----
        Total nonperforming loans            1,455         82        368         186        71
  Other real estate owned                       -          -          -            5       457
                                               ---        ---        ---          --      ----

        Total nonperforming assets          $1,455       $ 82      $ 368       $ 191     $ 528
                                             =====        ===       ====        ====      ====

Reserve for loan losses                     $1,639       $995     $1,072        $955      $992
Ratio of total nonperforming  assets to
  total assets                                 .63%       .04%       .21%        .12%      .33%
Ratio of total nonperforming loans to
  total loans                                  .94%       .07%       .35%        .20%      .09%
Ratio of reserve for loan losses to
  total non-performing loans                   113%     1,213%       291%        513%    1,397%


        Nonaccrual loans are loans on which interest income is no longer accrued. The accrual of interest on a loan is discontinued when, in the opinion of Bank management, the future collectibility of principal and interest is in serious doubt or is expected to be substantially delayed. Typically, the Bank will classify loans as nonaccrual after 70 days of nonpayment. Loans that are 70 days past due are kept in the accruing category only if there is strong reason to believe that loan payments will be made. Additional interest income that would have been earned in 1997 and 1996 on nonaccrual loans was $58,533 and $10,991, respectively.

        All nonaccrual loans are considered to be impaired loans. The Bank adopted the Financial Accounting Standards Board's Statements No. 114 "Accounting by Creditors for Impairment of a Loan" as amended by No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of January 1, 1995. These pronouncements require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market price or the fair value of the collateral if the loan is collateral dependent. The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest is subsequently recognized only to the extent cash payments are received. The adoption of this statement did not have a material effect on the consolidated financial statements.

        Restructured loans are those for which concessions have been granted due to the borrower's weakened financial condition or other factors. Such concessions may include reduction of interest rates below rates otherwise available to that borrower or deferral of interest or principal. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. The Bank had no restructured loans at December 31, 1997 or 1996.

        Other real estate owned (OREO) consists of real estate acquired through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of fair market value (less anticipated selling costs) or the principal balance of the related loan. Any excess of the loan balance over fair value of the property is charged to the reserve for loan losses. There was no OREO at December 31, 1997 or 1996.

        Analysis of the reserve for loan losses. The reserve for loan losses represents management's estimate of the losses inherent in the loan portfolio. The reserve is based primarily on management's evaluation of the overall quality and risk characteristics of the Bank's loan portfolio, which is dependent upon numerous interrelated factors including present nonperforming and delinquent loans, borrowers' perceived abilities to repay, value of collateral, general and local economic conditions, and historical loan loss experience.

        The Board of Directors of the Bank reviews the adequacy of the reserve for loan losses quarterly. Although determination of the adequacy of the reserve involves substantial subjective judgment based on the analysis of the risk characteristics of the entire loan portfolio, management also uses two quantitative methods to analyze the adequacy of the reserve. Under the first method, management assigns a specific percentage to each nonperforming, substandard or doubtful loan in the Bank's loan portfolio to calculate a total amount of average anticipated loan losses. The second method assesses a six-year historical loss ratio in the primary loan classifications and compares the average to the existing reserve balance. Additionally, the Bank has initiated a credit risk rating system but sufficient data has not been compiled from which to draw meaningful conclusions. The amounts calculated by the two quantitative methods are then compared by the Loan Committee to the reserve for loan losses in evaluating the adequacy of the reserve.

        As a result of the decline in real estate market values in many parts of the United States and the significant losses experienced by many financial institutions, regulators have increasingly scrutinized loan portfolios and loss reserves, particularly with respect to commercial and multi-family residential real estate loans. Management believes that the reserve for loan losses is adequate to cover anticipated losses and is in accordance with generally accepted accounting principles. There can be no assurance, however, that management will not decide to increase the reserve for loan losses or that regulators will not require the Bank to increase the reserve, either of which events could adversely affect Bancorp's results of operations. Further, there can be no assurance that actual loan losses will not exceed the reserve.

IV.     SUMMARY OF LOAN LOSS EXPERIENCE

        The following table sets forth information regarding changes in the Bank's reserve for loan losses for each of the last five years:


                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                               1997          1996          1995         1994          1993
                                            ---------     ---------     ---------     --------     ---------
                                                                       (In thousands)
Loans at year-end                           $ 157,470     $ 119,523     $ 105,462     $  91,283     $  82,392
                                            =========     =========     =========     =========     =========
Reserve for loan losses,
  beginning of year                         $     995     $   1,072     $     955     $     992     $     843
Charge-offs:
  Real estate loans                                 -             -             -             -             -
  Agricultural                                      -          (317)          (14)          (50)            -
  Installment loans                               (19)          (21)          (16)          (19)          (13)
  Credit card and related plans                   (14)           (9)          (55)           (7)            -
  Commercial and other                             (7)          (30)          (34)         (193)          (27)
                                            ---------     ---------     ---------     ---------     ---------
        Total charge-offs                         (40)         (377)         (119)         (269)          (40)
                                            ---------     ---------     ---------     ---------     ---------
Recoveries:
  Real estate loans                                 -             -             -             -             -
  Agricultural                                     80             7             7             1             2
  Installment loans                                 1            20            31             4            11
  Credit card and related plans                     1             -             3             5             -
  Commercial and other                             21            26           107            19            18
                                            ---------     ---------     ---------     ---------     ---------
        Total recoveries                          103            53           148            29            31
                                            ---------     ---------     ---------     ---------     ---------
Net loans recovered (charged-off)                  63          (324)           29          (240)           (9)
Provision for loan losses                         581           247            88           203           158
                                            ---------     ---------     ---------     ---------     ---------
Reserve for loan losses at year-end         $   1,639     $     995     $   1,072     $     955     $     992
                                            =========     =========     =========     =========     =========

Ratio of net recoveries (charge-off) to
  average loans outstanding during
  the period                                      .05%         (.29)%         .03%         (.27)%        (.01)%

Ratio of reserve  for loan losses to
  loans at year-end                              1.04%          .83%         1.02%         1.05%         1.20%

        Anticipated loan losses are charged against the reserve for loan losses when, in management's opinion, ultimate recovery is unlikely or when bank examiners require a charge-off. As the actual amount of loss with respect to specific loans is often dependent upon future events (including liquidation of collateral), the Bank cannot accurately predict precisely what losses, if any, will be sustained with respect to specific loans. Historical experience has also shown that, at any particular time, loan losses may exist in a loan portfolio that have not yet been identified. For these reasons, although management analyzes specific loans in determining the adequacy of its reserve for loan losses, it does not normally allocate the reserve to specific groups or categories of loans. The approximate anticipated amount of charge-offs during 1998 by category is as follows (in thousands):

                        Real estate loans                  $  0
                        Agricultural loans                   75
                        Installment loans                    25
                        Credit card and related plans        25
                        Commercial and other                125
                                                           ----
                                        Total              $250
                                                           ====

V.      DEPOSITS

        At December 31, 1997, the Bank had approximately 23,700 depositors. The Bank offers various types of deposit accounts, including interest-bearing and noninterest-bearing checking accounts, money market type accounts, passbook and other savings accounts, and time certificates ranging in maturity from 32 days to 10 years. Deposit accounts vary as to terms, with principal differences being the minimum balance required, the time period funds must remain on deposit and the interest rate. Unlike some other financial institutions, the Bank has never relied on brokered deposits. The Bank believes that retail deposit accounts are a more dependable and cost effective source of funds. The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the years ended December 31, 1997, 1996, and 1995:

                                        1997                 1996               1995
                                      AVERAGE              AVERAGE            AVERAGE
                                -----------------    ------------------  ----------------
                                 BALANCE    RATE      BALANCE     RATE   BALANCE    RATE
                                --------   ------    --------    ------  --------  ------
                                                  (In thousands)
Noninterest-bearing demand      $ 38,299     N/A     $ 28,328     N/A    $ 24,398   N/A
Interest-bearing demand           29,021     1.92%     24,850     1.95%    21,341   3.04%
Money market accounts             50,113     4.17      42,006     4.17     35,822   3.63
Other savings                     30,818     3.80      26,986     3.12     26,403   3.58
Time deposits                     43,217     5.25      45,506     5.50     40,547   5.31
                                --------     ----    --------     ----   --------   ----
Total                           $191,468     3.97%   $167,676     4.01%  $148,511   4.06%
                                ========     ====    ========     ====   ========   ====

        The following table shows the dollar amount and maturities of CDs that had balances of $100,000 or more at December 31, 1997, 1996 and 1995:


                                                  DECEMBER 31,
                                           ---------------------------
                                             1997      1996      1995
                                           -------   -------   -------
                                                  (In thousands)
Three months or less                       $ 5,275   $ 5,373   $ 6,813
Over three months through six months         1,279     4,008     5,012
Over six months through twelve months        1,851     1,636     1,531
Over twelve months                             533     1,188       581
                                           -------   -------   -------
             Total                         $ 8,938   $12,205   $13,937
                                           =======   =======   =======


VI.     RETURN ON EQUITY AND ASSETS

        The following table sets forth the Bank's return on assets and return on equity for 1997, 1996 and 1995:

                                           FOR THE YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                             1997        1996        1995
                                          --------    --------    ---------
                                                    (In thousands)
Net income                                $  3,886    $  2,727    $  2,489
Average total assets                      $219,905    $188,061    $170,352
Return on average assets                      1.77%       1.45%       1.46%

Net income                                $  3,886    $  2,727    $  2,489
Average equity                            $ 19,875    $ 17,440    $ 15,649
Return on average equity                     19.55%      15.64%      15.91%

Average total equity                      $ 19,875    $ 17,440    $ 15,649
Average total assets                      $219,905    $188,061    $170,352
Average total equity to assets ratio          9.04%       9.27%       9.19%


VII.     SHORT-TERM BORROWINGS

        At December 31, 1997, the Bank's short-term borrowings consisted of advances from the Federal Home Loan Bank of Seattle totaling $4.6 million, and borrowings of approximately $600 thousand under the U.S. Treasury's Investment Program. The following table sets forth certain information with respect to the Federal Home Loan Bank of Seattle borrowings at December 31 for the years 1997, 1996, and 1995:

                                                           DECEMBER 31,
                                                    -------------------------
                                                     1997    1996      1995
                                                    ------  -------   -------
                                                           (In thousands)
Amount outstanding at year-end                      $4,600   $  600    $1,200
Weighted average interest rate at year-end            5.89%    5.68%     5.42%
Maximum amount outstanding at any month-end
  during the year                                   $4,600   $1,200    $3,581
Approximate average amount outstanding during
  the year                                          $2,781     $813    $2,341
Approximate average weighted interest rate
  during the year                                     5.80%    5.86%     6.15%


VIII.   OTHER FINANCIAL SERVICES

        Columbia River Bank Financial Services is a department of the Bank that markets stocks, mutual funds, and other investment and insurance products to customers of the Bank and the public principally through an arrangement with PrimeVest Financial Services, Inc., a registered securities broker-dealer. In July 1991, the Bank established a relationship with PrimeVest and hired Ann-Marie Jelderks as a full-time investment salesperson. Ms. Jelderks is a registered representative of PrimeVest and a joint employee of PrimeVest and the Bank. She works out of the Bank's main office pursuant to an agreement under which the Bank receives a portion of the commissions generated by her efforts. She also manages two Investment Consultants, which allows the Bank to provide services throughout its market area. Most commissions arise from the sale of financial products offered through PrimeVest and the remainder from sales of financial products, such as annuities, offered by insurance companies and other vendors. Total commission income received by the Bank from these activities was $230,405, $158,575 and $105,358 for the year ending December 31, 1997, 1996, and
1995, respectively.


IX.     COMPETITION

        Commercial banking in Oregon and Washington is highly competitive with respect to both loans and deposits. United States National Bank, and Wells Fargo dominate banking in Oregon with offices statewide. The Bank competes directly with these institutions through its branches in Madras, Redmond, Bend, The Dalles and Hood River. Other competitors include Bank of America, Key Bank, Washington Federal Savings Bank, Riverview Savings Bank, First Independent Bank, Western Bank, West One, and Bank of the Cascades, all of which have branches in some of the communities served by the Bank.

        The Bank stresses personal service and local decision making and believes it benefits from its local orientation. The Bank also believes it has benefited from customer confusion resulting from mergers and acquisitions involving certain of its competitors. Most of the Bank's competitors are better capitalized and, therefore, have higher lending capabilities. The larger competitors also provide certain specialized banking services, such as trust services and international banking services that the Bank does not provide.

X.      EMPLOYEES

        At December 31, 1997, the Bank had 133 full-time equivalent employees. The Bank places a high priority on selective hiring and development of staff. Staff development involves training in customer service, marketing and regulatory compliance. No employees are represented by labor unions, and the Bank considers its employee relations to be excellent.

        Bancorp has no paid employees. The executive officers of Bancorp, who receive no compensation from Bancorp for their services on behalf of the holding company, consist of Terry L. Cochran, President and Chief Executive Officer, Neal T. McLaughlin, Chief Financial Officer, and Richard J. Croghan, Secretary. All three are employed full-time as executive officers of the Bank.

XI.     OWNERSHIP OF DATA PROCESSING COMPANY

        As of December 31, 1997, the Bank owned 14.3% of the issued and outstanding shares of Datatech of Oregon, Inc. ("Datatech") an Oregon corporation formed in November 1990. The remaining shares are owned by six other Oregon state-chartered banking corporations. Datatech was established to provide data processing services to its owner-banks. Datatech does not provide any data processing services to any other banks or any other persons or entities. Datatech operates from leased premises in Eugene, Oregon. It owns or leases its data processing and other equipment and personal property. As of December 31, 1997, the Bank's interest in Datatech was valued at $31,706.

XII.    SUPERVISION AND REGULATION

        The banking industry is extensively regulated. Both Bancorp and the Bank are subject to statutes and regulations under federal and state laws, and are subject to supervision and regulation by various federal and state agencies. For example, federal and state enforcement agencies have the authority to define and monitor unsafe or unsound practices by depository institutions and their holding companies, and to penalize these entities for violations. Many of the applicable statutes and regulations are designed to protect constituencies other than Bancorp shareholders, such as Bank depositors. In addition, these statutes and regulations add to Bancorp's costs of doing business, and in many cases limit management's ability to deploy assets and maximize income.

        Moreover, the regulatory environment for the banking industry is subject to continual change. Over the past several years there have been legislative initiatives that have imposed additional burdens on the industry, as well as initiatives that have made the banking industry more competitive. The regulatory environment will likely continue to be in a state of change for the foreseeable future. Such changes can have a material effect on the business, operations and prospects of Bancorp and the Bank.

        The information that follows is a brief summary of some of the significant features of the regulatory environment. The summary is qualified in its entirety by reference to applicable statutory and regulatory provisions, and by reference to pending proposals to change the legislation and regulations that apply to or may impact the banking industry.

BANCORP

        Applicable law. Bancorp is an Oregon corporation subject to the provisions of the Oregon Business Corporation Act and Oregon Revised Statutes
(ORS) 60.001 through 60.992. Bancorp is also subject to the Oregon Business Combination Act (the OBCA). The OBCA generally provides that if a person (an Interested Shareholder) acquires voting stock of an Oregon corporation in a transaction resulting in such person owning 15% or more of the total voting stock of such corporation, then the corporation and the Interested Shareholder may not engage in certain business combination transactions for three years following the date of such acquisition. A corporation may provide in its Articles of Incorporation or Bylaws that the OBCA does not apply to its shares. Bancorp has not adopted such a provision and does not presently plan to do so. The OBCA may make Bancorp less attractive for takeover.

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

        Regulatory oversight. Bancorp, as an Oregon corporation, is not regulated by the FDIC. Bancorp is, however, a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the Act), and is subject to supervision of the Board of Governors of the Federal Reserve System (FRB). Bancorp is required to file annual reports with the FRB and such other additional information as the FRB requires pursuant to the Act. The FRB may also make examinations of the holding company and of the subsidiary bank.

        Bancorp is an "affiliate" of the Bank and is subject to the provisions of Section 23A of the Federal Reserve Act which set certain limits with respect to the amount of (1) loans or extensions of credit to, or investments in, Bancorp by the Bank, and (2) advances to third parties collateralized by the securities or obligations of Bancorp.

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

        Permissible activities. A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in a nonbanking activity, unless the activity has been determined by the FRB to be closely related to banking or managing banks. The FRB has identified certain nonbanking activities in which a bank holding company may engage with notice to, or prior approval by, the FRB.

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

        If Bancorp fails to meet capital guidelines, the FRB may institute appropriate supervisory or enforcement actions. As discussed below, the Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), Bancorp could be required to guarantee the capital restoration plan of the Bank, should the Bank become undercapitalized. In addition, the Oregon Director has the authority to require Bancorp to contribute additional capital to the Bank if its capital becomes impaired.

COLUMBIA RIVER BANKING COMPANY

        Regulatory oversight. The Bank is an Oregon state-chartered bank, the deposits of which are insured by the FDIC. Accordingly, the Bank files financial and other reports periodically with, and is regularly examined by, both the Oregon Director and the FDIC. The Bank is not a member of the Federal Reserve System.

        Permissible activities. Under FDICIA, no state bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. This limitation should not affect the Bank, since management believes that the Bank is not presently involved in any such activities.

        Branching and acquisitions. Banks are permitted to conduct business through branches after application to and approval of the FDIC and the Oregon Director, if they make certain findings regarding the financial history and condition of the bank and the appropriateness of the branch in the community to be served. The Bank currently has nine branches.

        Acquisitions of banks and bank holding companies by out-of-state banks, holding companies, and other financial institutions is permitted if the bank being acquired has been providing banking services for a period of at least three years prior to the effective date of the acquisition and upon receipt of the approval of the Oregon Director. Other conditions set forth in state law also must be satisfied.

        Community Reinvestment Act. Enacted in 1977, the federal Community Reinvestment Act (the "CRA") has become increasingly important to financial institutions, including their holding companies. The CRA allows regulators to reject an application to make an acquisition or establish a branch unless the applicant has performed satisfactorily under the CRA. Citizens and interest groups have standing before the FRB to assert noncompliance with the CRA. Satisfactory performance means adequately meeting the credit needs of the communities the applicant serves, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The applicable federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. The Bank has received satisfactory ratings in its most recent CRA examinations.

        Transactions with affiliates. The Bank is subject to certain FRB restrictions on transactions among related parties. Section 23A of the Federal Reserve Act limits the amount of certain transactions, including loans to and investments in affiliates of the Bank, requires certain levels of collateral for such loans, and limits the amount of advances to third parties that may be collateralized by the securities of Bancorp or its subsidiaries.

        Section 23B of the Federal Reserve Act requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

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

        Dividend restrictions. Dividends paid by the Bank provide substantially all Bancorp's cash flow. Under federal law, prior to the declaration of any dividend by the Bank, the approval of the principal regulator is required if the total of all dividends in any calendar year exceeds the total of the Bank's net profits for that year combined with its retained net profits for the preceding two years. In addition, FDICIA provides that a bank cannot pay a dividend if it will cause the bank to be "undercapitalized." Oregon law allows the Oregon Director authority to suspend payment of any dividend if it is determined that the payment would result in the remaining stockholders' equity of the institution being inadequate for the safe and sound operation of the institution.

        Examinations. The FDIC periodically examines and evaluates state-chartered banks. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it charge-off or reduce the carrying value of specific assets or establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets. The costs of conducting examinations by the FDIC are assessed to the Bank.

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

        The federal risk-based capital guidelines for banks require a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The leverage capital guidelines require that banks maintain Tier 1 capital of no less than 5% of total adjusted assets, except in the case of certain highly rated banks for which the minimum requirement is 3% of total adjusted assets. At December 31, 1997, the Bancorp's leverage ratio, Tier 1 capital to risk-weighted assets ratio and total risk-based capital to risk-weighted assets ratio were 10.6%, 13.7%, and 14.7%, respectively.

        FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Bancorp could be required to guarantee any such restoration plan required of the Bank. Bancorp's maximum liability under such guarantee would be the lesser of 5% of the Bank's total assets at the time it became undercapitalized or the amount necessary to bring the Bank into compliance with the capital plan.

        Under Oregon law, an Oregon commercial bank may reduce its paid-in capital to eliminate or reduce deficits in retained earnings arising from losses, or in order to redeem shares. Prior approval of the Oregon Director is required in either case, and may be refused if the Oregon Director determines that the remaining paid-in capital of the bank would be inadequate for its safe and sound operation.

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

        Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, the Bank is considered "well capitalized."

        Internal operating requirements. In 1993, federal regulators adopted regulations addressing, among other things: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure; (v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; and, (viii) compensation and benefit standards for management officials. These regulations add further to the cost of compliance and impose recordkeeping requirements on the Bank and Bancorp.

        The consumer lending activities of the Bank are also regulated by numerous laws and regulations which impose disclosure requirements, prohibit discrimination based on race, sex, age, marital status, and other specified classifications and impose other restrictions on credit and collection practices.

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

        Deposit insurance premiums. The FDIC has adopted regulations establishing a risk-based deposit insurance premium schedule. The Bank has been assigned the lowest possible risk assessment classification. Classifications are reviewed semiannually. In addition, the FDIC has the power to impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank, and Bank Insurance Fund member banks.

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

ITEM 2. DESCRIPTION OF PROPERTY

        Columbia Bancorp. On February 14, 1996, Bancorp purchased .43 acres of bare land adjacent to the Bank's Hood River office for a cash purchase price of $111,000. Bancorp holds title to the land free and clear. The land was purchased as an investment, and Bancorp has no immediate plans to improve or develop the property. Possible future uses for the property include an expansion of the existing Hood River branch facility, additional parking for customers, or the sale or lease of the property to a third party.

        Columbia River Banking Company. The Bank operates from nine locations stretching from central Oregon to south-central Washington. The central Oregon locations consist of one branch each in Redmond, Bend and Madras. In the mid-Columbia Gorge region of northern Oregon and south-central Washington, locations include two branches in The Dalles, one branch in Hood River, Goldendale, White Salmon and Maupin.

        The Bank's main office is located at 316 East Third Street, The Dalles, Oregon. The office is centrally located in the downtown area. The building, which was completely remodeled in 1990, consists of approximately 8,000 square feet of space on two floors. The building sits on .35 acres of land, which includes parking and a drive-up window area. The Bank holds title to the land and building free and clear.

        The Westside branch, at 520 Mt. Hood Street in The Dalles, was opened for business on December 6, 1995. This branch consists of 430 square feet inside a Safeway supermarket. This facility was built to the Bank's specifications in conjunction with the construction of the supermarket. The Bank leases this space under a License Agreement entered into on September 8, 1995, with Safeway, Inc., for an annual payment of $22,500. The initial term of the License Agreement is five years. The new Westside branch replaced a previous Westside facility, also on leased premises, closed by the Bank in 1995.

        The Hood River branch is located at 2650 Cascade Avenue, Hood River, Oregon. This facility was built in 1993. It consists of a 4,000 square foot one-story building on .58 acres of land on the outskirts of Hood River adjacent to a recently built Wal-Mart store. The Bank owns the land and building free and clear.

        The Maupin branch is located at Fifth and Deschutes Avenue in Maupin, Oregon. This facility consists of 675 square feet in a building that contains other businesses. The Bank rents this space at a monthly payment of $350 on a month-to-month basis.

        The Madras office is located at 624 SW Fourth Avenue in downtown Madras, Oregon. This building consists of approximately 7,400 square feet of space, including offices and meeting rooms on a partial second floor. The building was built in 1978, and remodeled most recently in 1994. It sits on .64 acres of land, which includes parking and a drive-up window area. The Bank holds title to the land and building free and clear.

        The Redmond office is located at 434 North Fifth Street, which is one of the main thoroughfares in Redmond, Oregon. This facility was built in 1992, and consists of approximately 4,000 square feet of space on one floor. The building sits on .54 acres of land, which includes parking and a drive-up window area and a partial second floor. The Bank holds title to the land and building free and clear.

        The Bend office is located at 1701 Northeast Third Street, Bend, Oregon. The facility, previously a branch of West One bank, consists of approximately 8,306 square feet. The branch occupies approximately 3,055 square feet; Columbia Mortgage Group occupies approximately 3,000 square feet on the second floor of the building. An additional 2,251 square feet is vacant and available for lease.

        The Goldendale office has approximately 3,105 square feet on the main level with a 3,000 square foot basement. The building was completely remodeled in early 1995. The building, located on West Main Street in the downtown area, is near to competing banks and other commercial businesses. The building has a drive-up window, a night depository for customer use, a vault, and 394 safe deposit boxes.

        The White Salmon office has approximately 5,500 square feet on two levels. A parking lot with 24 spaces surrounds the building. The building contains a vault with 412 safe deposit boxes.

        The Bank leases approximately 3,035 square feet of office space in the Hammel Building located at Suite 200, 420 East Third Street, The Dalles, Oregon. This facility provides office space for the Bancorp and the Bank's executive management as well as the Human Resource and Financial Management departments and operational staff. The Bank leases this space for $1,820 per month.

        Bancorp believes all of the real property facilities owned or leased by Bancorp and the Bank are in good condition and adequate to meet its current requirements. No portion of the Bank's real property facilities described above are leased or rented to third parties.

ITEM 3. LEGAL PROCEEDINGS

        Bancorp is not a party to any legal proceeding. The Bank is not a party to any material legal proceeding. The Bank is from time to time involved in routine litigation, such as collection matters, incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The information called for by this item is contained in Columbia Bancorp's Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

        The following discussion should be read in conjunction with Bancorp's audited consolidated financial statements and the notes thereto for the years ended December 31, 1997, 1996 and 1995 included as an Exhibit to this Form 10-KSB.

        Financial Highlights. Columbia Bancorp had net income for 1997 of $3.89 million, or $1.67 per diluted share. This represents a 43% increase over the $2.73 million or $1.19 per diluted share earned in 1996, and a 56% increase as compared to the $2.49 million or $1.09 earned in 1995. The improved earnings for 1997 compared to 1996 and 1995 primarily reflect increased net interest income and noninterest income. These were offset, in part, by increased salary and benefit expenses, an increase in the provision for loan losses and increased other noninterest expenses. The increased net interest income resulted from increased earning assets. Increased salary and benefits are a result of the full year expense of staffing for the full service Bend branch office (opened in late
1996), expenses related to the formation of Columbia Mortgage Group, and normal increases associated with an expanded employee base.

        Selected Financial Data.

                               FOR THE YEAR ENDED DECEMBER 31,
                              ----------------------------------
                                1997         1996         1995
                              --------     --------     --------
                                    (Dollars in thousands)
Interest income               $ 18,144     $ 15,385     $ 13,815
Interest expense                 6,269        5,745        5,216
Net interest income             11,293        9,393        8,511
Loan loss provision               (581)        (246)         (88)
Net income                       3,886        2,727        2,489
Total assets                   231,827      200,302      178,486
Total deposits                 201,568      178,744      158,874
Shareholders' equity            21,557       18,475       16,617
Total loans to deposits           77.0%        66.1%        65.6%
Return on average assets          1.77%        1.45%        1.46%
Return on average equity         19.55%       15.64%       15.91%
Average assets to
     average equity               9.04%        9.27%        9.19%

RESULTS OF OPERATIONS

        Net Interest Income. For most financial institutions the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits. Changes in net interest income result from changes in "volume", "spread", and "margin". Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest-bearing assets and is influence by the level and relative mix of interest-earning assets and interest-bearing liabilities.

        During 1997, 1996 and 1995, the Bank's average interest-earning assets were $199.3 million, $174.9 million, and $157.7 million, respectively. During these same years, the Bank's net interest margin was 6.15%, 5.74%, and 5.67% respectively. Continued strong growth in the volume of total average earning assets (primarily loans) contributed approximately $2,849,000 to interest income in 1997 compared to $1,758,000 in 1996. Average yields on interest-earning assets increased slightly during 1997 while the Bank's cost of funds remained relatively stable. Net interest income was impacted negatively by $12,566 due to interest rate changes.

        The increase in the Bank's net margin is attributable to the increase in the volume of earning assets and the growth of noninterest bearing deposits. The average yield on earning assets increased .28% while cost of funds decreased by
 .08%. Average loans increased 26.0% while average noninterest-bearing deposits increased 35.2%.

        Provision For Loan Losses. The provision for loan losses represents management's estimate of the amount necessary to maintain the allowance for loan losses at a level that is considered adequate in relation to the risk of future losses inherent in the loan portfolio. Though recoveries outpaced charge-offs in 1997, management more than doubled the provision as compared to 1996 primarily due to growth of and inherent risk in the loan portfolio. The ratio of the allowance for loan losses to total loans was 1.04%, .83% and 1.02% on December 31, 1997, 1996, and 1995, respectively. Net recoveries were $103,000, $53,000 and $148,000 in 1997, 1996 and 1995. Net charge-offs of $40,000, $377,000 and
$118,000 were realized during the same periods. Management believes the quality of the loan portfolio remains outstanding due to the efforts of experienced loan officers and the strong Oregon and south-central Washington economies.

        Noninterest Income. Noninterest income was $2,480,723 in 1997 compared to $1,799,060 in 1996 and $1,551,837 in 1995. The main contributor to noninterest income is the service charges and fees charged for the Bank's deposit services. Service charges were up slightly more than 41% in 1997. Management attributes this to the increase in the numbers of new customers being served in all offices of the Bank. Continued strong performance by the Bank's financial services and bank card departments added to the 38% increase in overall noninterest income.

        Noninterest Expense. The Bank's noninterest expenses increased 13% in 1997 as compared to 1996. Increased salary and benefits resulted from the expense of a full year of staffing the full service Bend branch office (opened in late 1996), expenses related to the formation of Columbia Mortgage Group, and normal increases associated with an expanded employee base. Other increases within the noninterest expense category primarily relate to investments in technology and data processing and new service delivery channels to ensure the continued focus on efficient, personalized service. Occupancy expense increased 13%, reflecting not only costs associated with the first full year of operation of the Bank's Bend branch, but also costs associated with significant investment upgrading the front line computer systems bank-wide. Data processing expenses increased 31% and reflect both the growth of the customer and account base of the Bank as well as the merging of the former Klickitat Valley Bank's data processing operations into the Bank's systems.

        Management has initiated an enterprise-wide program to prepare the Bank's computer systems and applications for the year 2000. The "Year 2000" problem is pervasive and complex. At issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause them to fail. Testing and conversion of system applications are expected to cost approximately $500,000 to $1,000,000 over the next three years. A significant proportion of these costs are not likely to be incremental costs to the Bank, but rather will represent the redeployment of existing management and information technology resources.

        Asset/Liability Management. The Bank's results of operations depend substantially on its net interest income. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace.

        The Bank seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates - to manage its interest rate risk. This asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities. If assets and liabilities do not mature or reprice simultaneously, and in equal amounts, the potential for exposure to interest rate risk exists, and an interest rate "Gap" is said to be present.

        Rising and falling interest rate environments can have various effects on a bank's net interest income, depending on the interest rate Gap, the relative changes in interest rates that occur when assets and liabilities are repriced, unscheduled repayments of loans, early withdrawals of deposits, and other factors.

        The following table sets forth the dollar amount of maturing interest-earning assets and interest-bearing liabilities at December 31, 1997 and the difference between them for the maturing or repricing periods indicated. The amounts in the table are derived from the Bank's internal data, which varies from amounts classified in its financial statements, and, although the information may be useful as a general measure of interest rate risk, the data could be significantly affected by external factors such as prepayments of loans or early withdrawals of deposits. Each of these may greatly influence the timing and extent of actual repricing of interest-earning assets and interest-bearing liabilities.

                                      Less than      Longer than
                      Variable Rate    one year        one year     Total
                      -------------   ---------      -----------   --------
ASSETS
Investments            $  4,358        $  9,016        $ 40,754    $ 54,128
Loans                    51,666          24,787          78,061     154,514
                       --------        --------        --------    --------
                         56,024          33,803         118,815     208,642
                       --------        --------        --------    --------
Cumulative                             $ 89,827        $208,642
                                       ========        ========
LIABILITIES
Core deposits           112,342          27,755          52,849     192,946
Jumbo CD's                    0           8,194             635       8,829
Borrowings                  664           4,300             300       5,264
                       --------        --------        --------    --------
                        113,006          40,249          53,784     207,039
                       --------        --------        --------    --------
Cumulative                             $153,255        $207,039
                                       ========        ========
Net Cumulative Position                $(63,428)       $  1,603
                                       ========        ========

        The net cumulative Gap position is somewhat negative - more liabilities than assets reprice during the next year. This exposure to increasing rates is currently exaggerated by "sticky" deposit rates (not expected to reprice rapidly in increasing rate-environment) and higher than normal level of short-term cash (not included in rate sensitive assets). However, the Bank's asset rates change more than deposit rates, and management feels the Bank's interest income will change more than cost of funds when rates change.

        Management feels that Bank has low interest rate risk - that is somewhat asset sensitive. The net interest margin should increase slightly when rates increase and shrink somewhat when rates fall. The Bank is normally slightly asset sensitive. This interest rate risk is driven by the concentration of rate sensitive variable rate and short-term commercial loans - one of the Bank's major business lines. The Bank does have significant amounts of fixed rate loans to offset most of the impact of short-term loans.

        The Bank's sensitivity to the potential loss of future earnings due to a hypothetical drop in interest rates is as follows:

                                                        Financial Impact
                                         Decline In          On Net
                                       Interest Rates   Interest Margin
                                       --------------   ----------------
                                             1%            $(326,000)
                                             2%            $(652,000)

        Liquidity. The Bank manages its liquidity position to ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available for sale and securities held to maturity and maturing in the next three months. At December 31, 1997, these liquid assets totaled $51 million or 22% of total assets. Another source of liquidity is the Bank's ability to borrow from the Federal Home Loan Bank of Seattle, of which the Bank is a member.

        At December 31, 1997, the Bank had outstanding commitments to make loans of $36 million. Nearly all of these commitments represented unused portions of credit lines available to consumers under credit card and other arrangements and to businesses. Many of these credit lines will not be fully drawn upon and, accordingly, the aggregrate commitments do not necessarily represent future cash requirements. Management believes that the Bank's sources of liquidity are more than adequate to meet likely calls on outstanding commitments.

        Capital Resources. The Bank's capital planning considers current capital needs and anticipated future growth, both internally and through mergers and acquisitions. The Bank's primary source of capital has been from retention of earnings.

        Federal regulations establish minimum requirements for capital adequacy of depository institutions. The regulators may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimums are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

        The federal risk-based capital guidelines for banks require a ratio of Tier 1 or core capital to total risk-weighted assets of 4 percent and a ratio of total capital to total risk-weighted assets of 8 percent. The leverage capital guidelines require that banks maintain Tier 1 capital of no less than 5 percent of total adjusted assets, except in the case of certain highly rated banks for which the minimum requirement is 3 percent of total adjusted assets. At December 31, 1997, the Bank's leverage ratio, Tier 1 capital to risk-weighted assets ratio, and total risk-based capital to risk-weighted assets ratio were 10.6%, 13.7% and 14.7%.

ITEM 7. FINANCIAL STATEMENTS

        The information called for by this item is contained in Columbia Bancorp's Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the annual meeting of shareholders to be held April 23, 1998, and is incorporated herein by reference.

ITEM 10.        EXECUTIVE COMPENSATION

        The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the annual meeting of shareholders to be held April 23, 1998, and is incorporated herein by reference.

ITEM 11.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the annual meeting of shareholders to be held April 23, 1998, and is incorporated herein by reference.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the annual meeting of shareholders to be held April 23, 1998, and is incorporated herein by reference.

ITEM 13        EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits.

        Pursuant to Item 601 of Regulation S-B, the following exhibits are attached hereto ort incorporated by reference.

        Note: The statement regarding the computation of per share earnings required by Item 601(b)(11) of Regulation S-B is contained in Note 17 to the Consolidated Financial Statements contained at page 26 in the 1997 Annual Report to Shareholders. A copy of the 1997 Annual Report is also attached hereto as an exhibit.

        1. Material Contracts. (Regulation S-B, Item 601, Exhibit Table Item (10)). The following employment contracts are attached hereto:

               1.1 Employment Agreement of May 1, 1997 between Terry L. Cochran and Columbia Bancorp.

               1.2 Deferred Compensation Agreement of May 1, 1997 between Terry L. Cochran and Columbia Bancorp.

               1.3 1996 Stock Incentive Plan. This document is incorporated herein by reference to Exhibit 10.5 filed with the Columbia Bancorp 10-KSB dated December 31, 1996.

        2. 1997 Annual Report to Shareholders. (Regulation S-B, Item 601, Exhibit Table Item (13)). Attached hereto is a copy of the Annual Report to Shareholders of Bancorp for the fiscal year ending December 31, 1997.

        3. List of Subsidiaries of Bancorp. (Regulation S-B, Item 601, Exhibit Table Item (21)). Attached hereto is information on the subsidiary of Bancorp and the assumed business names used by the subsidiary.

        4. Financial Data Schedule. (Regulation S-B, Item 601, Exhibit Table Item (27)). Attached hereto is the Financial Data Schedule.

        (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the last quarter of Bancorp's most current fiscal year, which ended December 31, 1997.

ITEM 13        EXHIBITS AND REPORTS ON FORM 8-K - (Continued)
               --------------------------------

        Upon written request to Neal T. McLaughlin, Chief Financial Officer, Bancorp, Post Office Box 1310, The Dalles, Oregon, 97058, shareholders will be furnished a copy of any exhibit, upon payment of $.25 per page, which represents Bancorp's reasonable expenses in furnishing the exhibit requested.

                                   SIGNATURES

        In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BANCORP

DATED:  March 19, 1998                  By:/s/ Terry L. Cochran
      -------------------                  ------------------------------------
                                           Terry L. Cochran, President & C.E.O.



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                   PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR


DATED:  March 19, 1998             By:/s/ Terry L. Cochran
      -------------------             -----------------------------------------
                                      Terry L. Cochran, President, C.E.O.,
                                      and Director


                                   CHIEF FINANCIAL OFFICER


DATED:  March 19, 1998              By:/s/ Neal T. McLaughlin
      -------------------              ----------------------------------------
                                       Neal T. McLaughlin: Chief Financial
                                       Officer and Chief Accounting
                                       Officer - Columbia River Banking Company
                                       Neal T. McLaughlin - Chief Financial
                                       Officer and Chief Accounting Officer -
                                       Columbia Bancorp


                                    DIRECTORS:

DATED:  March 19, 1998              By:/s/ Stephen D. Martin
      -------------------              ---------------------------------------
                                       Stephen D. Martin, Director


DATED:  March 19, 1998              By:/s/ Don T. Mitchell
      -------------------              ---------------------------------------
                                       Don T. Mitchell, Director

                                   SIGNATURES
                                   (Continued)



DATED:  March 19, 1998              By:/s/ Robert L. R. Baily
      -------------------              ---------------------------------------
                                       Robert L. R. Bailey, Director



DATED:  March 19, 1998              By:/s/ Charles F. Beardsley
      -------------------              ---------------------------------------
                                       Charles F. Beardsley, Director


DATED:  March 19, 1998              By:/s/ William A. Booth
      -------------------              ---------------------------------------
                                       William A. Booth, Director



DATED:  March 19, 1998              By:/s/ Dennis Carver
      -------------------              ---------------------------------------
                                       Dennis Carver, Director



DATED:  March 19, 1998              By:/s/ Don C. Gomes
      -------------------              ---------------------------------------
                                       Don C. Gomes, Director



DATED:  March 19, 1998              By:/s/ George Hall
      -------------------              ---------------------------------------
                                       George Hall, Director



DATED:  March 19, 1998              By:/s/ Jane Lee
      -------------------              ---------------------------------------
                                       Jane Lee, Director



DATED:  March 19, 1998              By:/s/ Jean McKinney
      -------------------              ---------------------------------------
                                       Jean McKinney, Director



DATED:  March 19, 1998              By:/s/ Greg Walden
      -------------------              ---------------------------------------
                                       Greg Walden, Director

                                  EXHIBIT INDEX

EXHIBIT                                                                                   PAGE

1.1    Employment Agreement of May 1, 1997 between Terry L. Cochran and
       Columbia Bancorp.

1.2    Deferred Compensation Agreement of May 1, 1997 between Terry L.
       Cochran and Columbia Bancorp.

13.1   1997 Annual Report to Shareholders of Columbia Bancorp.

21.1 List of Subsidiaries of Bancorp and the assumed business names used by the subsidiary.

27.1   Financial Data Schedule (Dec 31, 1997)

27.2   Financial Data Schedule (Restated - Sep 30, 1997)

27.3   Financial Data Schedule (Restated - Jun 30, 1997)

27.4   Financial Data Schedule (Restated - Mar 31, 1997)

27.5   Financial Data Schedule (Restated - Dec 31, 1996)

27.6   Financial Data Schedule (Restated - Sep 30, 1996)

27.7   Financial Data Schedule (Restated - Jun 30, 1996)

27.8   Financial Data Schedule (Restated - Mar 31, 1996)
