Form 10-Q
period 1998-03-31
COLUMBIA BANCORP \OR\
filed 1998-05-13
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

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


                                 (541) 298-6649
              (Registrant's telephone number, including area code)

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

        3,466,561 shares as of May 5, 1998

                                COLUMBIA BANCORP

                                    FORM 10-Q

                                 MARCH 31, 1998

                                      INDEX

                                                                                     PAGE
PART I - FINANCIAL INFORMATION                                                     REFERENCE
------------------------------                                                     ---------
     Consolidated Balance Sheets as of March 31, 1998 and                              3
           December 31, 1997.

     Consolidated Statements of Income and Comprehensive Income 4 for the three months ended March 31, 1998 and 1997.

     Consolidated Statements of Cash Flows for the three 5 months ended March
           31, 1998 and 1997.

     Consolidated Statements of Changes in Shareholders' Equity 6 for the periods of December 31, 1996 to March 31, 1998.

     Notes to Consolidated Financial Statements                                       7-8

     Management's Discussion and Analysis of Financial
           Condition and Results of Operations:
           Overview                                                                    9
           Material Changes in Financial Condition                                     9
           Material Changes in Results of Operations                                  10
           Loan Loss Provision                                                        10
           Liquidity and Capital Resources                                           10-11

     Quantitative and Qualitative Disclosures About Market Risk                       11

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                        11

     Signatures                                                                       11

                         COLUMBIA BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               March 31,            December 31,
                                                                                 1998                  1997
                                                                             -------------         -------------
ASSETS

Cash and due from banks                                                      $  20,015,574         $  16,878,138
Federal funds sold                                                               9,966,281             2,834,363
                                                                             -------------         -------------
         Total cash and cash equivalents                                        29,981,855            19,712,501

Investment securities available-for-sale                                        26,367,805            31,309,883
Investment securities held-to-maturity                                          16,818,016            16,728,036
Federal Home Loan Bank stock                                                       780,300               765,900
                                                                             -------------         -------------
         Total investment securities                                            43,966,121            48,803,819

Loans held-for-sale                                                              5,604,151             2,713,665
Loans, net of allowance for loan losses and unearned loan fees                 154,734,953           152,504,671
Property and equipment, net of depreciation                                      5,222,390             5,256,561
Accrued interest receivable                                                      2,198,425             2,185,544
Other assets                                                                     1,047,323               649,982
                                                                             -------------         -------------
         Total Assets                                                        $ 242,755,218         $ 231,826,743
                                                                             =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Noninterest bearing demand deposits                                     $  42,732,712         $  46,377,081
     Interest bearing demand accounts                                           87,015,886            85,502,927
     Savings accounts                                                           25,689,634            22,743,932
     Time certificates and IRA accounts                                         52,495,458            46,944,204
                                                                             -------------         -------------
             Total deposits                                                    207,933,690           201,568,144

Notes payable                                                                    8,984,989
                                                                                                       5,263,824
Accrued interest payable and other liabilities                                   1,825,424             2,007,289
                                                                             -------------         -------------
             Total liabilities                                                 218,744,103           208,839,257

Employee stock ownership plan shares subject to put option                       2,369,375             1,430,450

Shareholders' equity:
     Common stock, no par value; 10,000,000 shares
         authorized, 3,464,611 issued and outstanding
         (2,288,451 at December 31, 1997)                                        5,918,261             5,528,218
     Additional paid-in capital                                                  6,317,732             6,317,732
     Retained earnings                                                          11,790,521            11,131,444
     Accumulated other comprehensive income, net of tax                            (15,399)               10,092
                                                                             -------------         -------------
                                                                                24,011,115            22,987,486
     Less: employee stock ownership plan shares subject to put option           (2,369,375)           (1,430,450)
                                                                             -------------         -------------
             Total shareholders' equity                                         21,641,740            21,557,036
                                                                             -------------         -------------
                                                                             $ 242,755,218         $ 231,826,743
                                                                             =============         =============

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                                 Three months ended
                                                                                      March 31,
                                                                           ------------------------------
                                                                               1998               1997
                                                                           -----------        -----------
INTEREST INCOME
Interest and fees on loans                                                 $ 4,132,585        $ 3,195,665
Interest on investments:
     Taxable investment securities                                             413,481            601,505
     Nontaxable investment securities                                          212,122            188,379
Other interest income                                                          100,939            100,066
                                                                           -----------        -----------
     Total interest income                                                   4,859,127          4,085,615

INTEREST EXPENSE
Interest bearing demand and savings                                            858,484            780,906
Interest on time deposit accounts                                              682,640            688,717
Other borrowed funds                                                            88,153             11,651
                                                                           -----------        -----------
     Total interest expense                                                  1,629,277          1,481,274
                                                                           -----------        -----------
NET INTEREST INCOME                                                          3,229,850          2,604,341
PROVISION FOR LOAN LOSSES                                                      225,000             90,000
                                                                           -----------        -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                  3,004,850          2,514,341

NONINTEREST INCOME
Service charges and fees                                                       407,243            316,667
Credit card discounts and fees                                                  81,092             65,100
Financial services department                                                   63,974             45,287
Net gains on sale of loans                                                      88,785                 --
Other noninterest income                                                       124,677             57,919
                                                                           -----------        -----------
     Total noninterest income                                                  765,771            484,973

NONINTEREST EXPENSE
Salaries and employee benefits                                               1,260,091          1,055,769
Occupancy expense                                                              198,730            195,412
Credit card processing fees                                                     49,150             46,564
Office Supplies                                                                 42,919             38,073
Data processing expense                                                         86,331             69,129
Other noninterest expenses                                                     639,670            564,220
                                                                           -----------        -----------
     Total noninterest expense                                               2,276,891          1,969,167
                                                                           -----------        -----------

INCOME BEFORE INCOME TAXES                                                   1,493,730          1,030,147
PROVISION FOR INCOME TAXES                                                     487,853            317,745
                                                                           -----------        -----------
NET INCOME                                                                 $ 1,005,877        $   712,402
                                                                           ===========        ===========

OTHER COMPREHENSIVE INCOME, NET OF TAX
Unrealized gain or loss on securities available for sale, net of tax             5,469            (78,227)
Reclassification adjustment for gain included in net income                    (30,960)                --
                                                                           -----------        -----------
                                                                               (25,491)           (78,227)
                                                                           -----------        -----------
COMPREHENSIVE INCOME                                                       $   980,386        $   634,175
                                                                           ===========        ===========

Earnings per share of common stock:
     Net Income Basic                                                      $       .29        $       .21
                                                                           ===========        ===========
     Net Income Diluted                                                    $       .28        $       .21
                                                                           ===========        ===========
Weighted average common shares outstanding
     Primary                                                                 3,449,492          3,382,878
     Fully diluted                                                           3,558,940          3,436,466


See accompanying notes

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       The Three months ended
                                                                                              March 31,
                                                                                  --------------------------------
                                                                                      1998                1997
                                                                                  ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                        $  1,005,877        $    712,402
Adjustments to reconcile net income to net cash provided by
  operating activities
     Loss) on sale or call of investment securities                                    (33,960)                 --
     Depreciation                                                                      119,553             112,189
     Provision for loan losses                                                         225,000              90,000
     Federal Home Loan Bank stock dividend                                             (14,400)             (4,700)
Increase (decrease) in cash due to changes in certain assets and liabilities
     Accrued interest receivable                                                       (12,881)           (141,526)
     Other assets                                                                     (397,341)            (46,495)
     Accrued interest payable and other liabilities                                   (399,676)            262,310
                                                                                  ------------        ------------
         Net cash provided by operating activities                                     492,172             984,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities                              3,086,176                  --
Proceeds from the maturity of available-for-sale securities                          8,664,868             300,000
Purchases of available-for-sale securities                                          (7,000,158)         (1,374,715)
Proceeds from the maturity of held-to-maturity securities                              210,298           2,980,741
Purchases of held-to-maturity securities                                                    --          (2,898,353)
Net change in loans made to customers                                               (5,345,768)        (10,332,320)
Purchases of premises and equipment                                                    (86,543)           (206,086)
Proceeds from the sale of premises and equipment                                           400                  --
                                                                                  ------------        ------------
         Net cash used in investing activities                                        (470,727)        (11,530,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits and savings accounts                                     814,292             749,282
Net change in time deposits and IRA accounts                                         5,551,254           3,034,649
Net increase (decrease) in borrowings from Federal Home Loan Bank                    3,000,000
Dividends paid                                                                        (228,845)           (180,388)
Proceeds from stock options and purchases and effect of stock split                    390,043              10,800
Net increase (decrease) in short-term borrowings                                       721,165             (31,929)
                                                                                  ------------        ------------
         Net cash provided by financing activities                                  10,247,909           3,582,414

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           10,269,354           6,964,139

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    19,712,501          23,397,411
                                                                                  ------------        ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 29,981,855        $ 16,433,272
                                                                                  ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid in cash                                                        $  1,678,029        $  1,458,910
                                                                                  ============        ============
     Taxes Paid in cash                                                           $     69,000        $         --
                                                                                  ============        ============

SCHEDULE OF NONCASH ACTIVITIES
     Change in unrealized loss on available-for sale securities, net of tax       $    (25,491)       $    (78,227)
                                                                                  ============        ============

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                        Accumulated       ESOP
                                                           Additional                       Other      plan shares         Total
                                             Common          Paid-in       Retained     Comprehensive  subject to      Shareholders'
                               Shares         Stock          Capital       Earnings        Income      put options        Equity
                              ---------    -----------     ----------    ------------     --------     -----------     ------------
BALANCE, December 31, 1996    2,254,841    $ 5,139,218     $6,317,732    $  8,087,264     $(11,232)    $(1,058,183)    $ 18,474,799

Stock options exercised          21,415        214,001             --              --           --              --          214,001

Sale of common stock             12,195        174,999             --              --           --              --          174,999

Changes in ESOP shares
   subject to put option             --             --             --              --           --        (372,267)        (372,267)

Cash dividend                        --             --             --        (613,384)          --              --         (613,384)

Cash dividend declared               --             --             --        (228,845)          --              --         (228,845)

Net Income and
   Comprehensive Income              --             --             --       3,886,409       21,324              --        3,907,733
                              ---------    -----------     ----------    ------------     --------     -----------     ------------

BALANCE, December 31, 1997    2,288,451    $ 5,528,218     $6,317,732    $ 11,131,444     $ 10,092     $(1,430,450)    $ 21,557,036

Stock options exercised          12,030        159,706             --              --           --              --          159,706

Sale of common stock              9,375        234,375             --              --           --              --          234,375

3 for 2 stock split           1,154,755         (4,038)            --              --           --              --           (4,038)

Changes in ESOP shares
   subject to put option             --             --             --              --           --        (938,925)        (938,925)

Cash dividend paid
   or declared                       --             --             --        (346,800)          --              --         (346,800)

Net Income and
   Comprehensive Income              --             --             --       1,005,877      (25,491)             --          980,386
                              ---------    -----------     ----------    ------------     --------     -----------     ------------

BALANCE, March 31, 1998       3,464,611    $ 5,918,261     $6,317,732    $ 11,790,521     $(15,399)    $(2,369,375)    $ 21,641,740











See accompanying notes.

                                COLUMBIA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Principles of Consolidation
       The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company (Bancorp), and its wholly-owned subsidiary, Columbia River Banking Company ("Columbia River"), after elimination of intercompany transactions and balances. Columbia River is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, and doing business as Columbia River Bank, Juniper Banking Company, and Klickitat Valley Bank. Substantially all activity of Bancorp is conducted through its subsidiary bank.
       The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants. Bancorp's annual report will contain audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be anticipated for the year ending December 31, 1998.

2.   Recent Mergers & Corporate Activity
       Bancorp was incorporated on October 3, 1995, and became the holding company of Columbia River through merger. The effective date of the merger was January 1, 1996, and the transaction was consummated on January 13, 1996, on which date Bancorp acquired 100% of the common stock of Columbia River, and the shareholders of Columbia River became shareholders of Bancorp.
       Effective June 13, 1996, Bancorp completed its acquisition of Klickitat Valley Bank, at the time, making Klickitat Valley Bank the second wholly-owned bank subsidiary of Bancorp. The business combination was accomplished through the exchange of 8.5 shares of Bancorp common stock for each share of Klickitat Valley common stock. Klickitat Valley was a Washington state-chartered bank with headquarters in Goldendale, Washington.
       Effective March 1, 1997 Columbia River merged with Klickitat Valley Bank, resulting in Bancorp having only one banking subsidiary. The two branches of Klickitat Valley Bank became branches of Columbia River and continue to do business under the "Klickitat Valley Bank" name
       The accompanying financial statements have been restated and include the accounts and results of operations of the mergers as pooling-of-interest combinations.

3. Loans and Reserve for Loan Losses The composition of the loan portfolio was as follows:

                                            March 31,           December 31,
                                               1998                 1997
                                          -------------        -------------
          Commercial                         39,926,013           38,012,762
          Agriculture                        21,963,504           22,365,007
          Real estate                        76,198,508           75,003,128
          Consumer                           17,106,177           17,385,488
          Other                               2,067,852            1,989,591
                                          -------------        -------------
                                            157,262,056          154,755,976
          Allowance for loan losses          (1,872,531)          (1,638,633)
          Deferred loan fees                   (654,572)            (612,672)
                                          -------------        -------------
                                          $ 154,734,953        $ 152,504,671
                                          =============        =============

     Transactions in the reserve for loan losses were as follows for the three months ended March 31:

                                                    1998               1997
                                                -----------        -----------
          Balance at beginning of period        $ 1,638,633        $   994,577
          Provision charged to operations           225,000             90,000
          Recoveries                                 24,390             11,159
          Loans charged off                         (15,492)            (9,165)
                                                -----------        -----------

          Balance at end of period              $ 1,872,531        $ 1,086,571
                                                ===========        ===========

     It is the policy of Bancorp's subsidiary Columbia River, to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 1998 and December 31, 1997 were approximately $1,452,000 and $1,041,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $601,000 at March 31, 1998, and approximately $414,000 at December 31, 1997. There were six loans with a total principal balance of approximately $548,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position at March 31, 1998. There were no loans in this category at December 31, 1997.


4.   Earnings Per Share
     Basic earning per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under stock option plans. Weighted average shares outstanding consist of common shares outstanding and common stock equivalents attributable to outstanding stock options.

     The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to the 3-for-2 stock split in March 1998, and all prior stock dividends or splits.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Columbia Bancorp's first quarter results continue a trend of record earnings and growth in asset totals. The benefits of the merger of Bancorp's subsidiary banks that was completed March 1, 1997 are being realized, and the ongoing evolution of the corporation leave Bancorp poised to achieve the stated mission of being a high performing banking corporation that provides superior financial services to its communities.

     In January 1998, several brokerage firms began serving as market makers for Bancorp's common stock. In addition, stock price information for the common stock became available on the NASDAQ "bulletin board", an electronic inter-dealer quotation service. The symbol for the common stock is "CBBO". The common stock did not, however, become listed on NASDAQ or on any other stock exchange.

     Columbia Bancorp reported net income of $1,005,877, or $.28 per share for the three months ended March 31, 1998. This represented a 41% increase in net income, as compared to $712,402, or $.21 per share, for the three months ended March 31, 1997. The increased earnings during the quarter ended March 31, 1998 reflected both the expansion of Bancorp's interest-earning assets and increased net interest income and noninterest income.

     The net income added to shareholders' equity during the first three months of 1998 was offset, in part, by dividends declared and paid of $346,800. On March 19, the Bancorp board declared a first-quarter dividend of $.10 per share (post 3 for 2 split) payable May 1 to shareholders of record April 15. With the payment of the declared dividend, approximately 35% of earnings will have been returned to shareholders, the remainder being retained to fund the continued strong growth of Bancorp.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Material changes in financial condition for the three months ended March 31, 1998 include an increase in total assets, primarily in federal funds sold, loans, and other assets. Funds were provided for these changes primarily by an increase in total deposits and short-term borrowings, and a reduction in investment securities.

     At March 31, 1998, total assets increased 4.7%, or approximately $10.9 million, over total assets at December 31, 1997. Increases of $5.1 million in loans and a $10.3 million in cash and cash equivalents, and a decrease of $4.8 million in investment securities were the major components of the change in total assets. The increase in loans is reflected in increases in all loan categories and is indicative of the continuing good local economy, and the efforts of experienced loan professionals capitalizing on borrowers' desire for service and value-added products.

     Bancorp experienced an increase in deposits of $6.4 million during the first three months of 1998. Interest bearing demand deposits decreased $3.7 million, while non-interest bearing deposits increased $1.5 million, savings deposits increased $2.9 million, and time certificate deposits and IRA's increased $5.6 million at March 31, 1998 as compared to December 31, 1997. Management believes deposit increases are due to continuing marketing efforts and helped by continued customer dissatisfaction with merger and consolidation activities by competition in the markets served by the Bank.

     Short-term borrowings from the Federal Home Loan Bank of Seattle were utilized to fund the strong growth in loan demand and increased $3.0 million as compared to end of year borrowings.

     All other changes experienced in asset and liability categories during the first three months of 1998 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $773,512 for the three months ended March 31, 1998, as compared to the same periods in 1997. This increase is primarily due to the increase in loans and investment securities held in 1998 as compared to 1997.

     Total interest expense also increased $148,003 for the quarter ended March 31, 1998, as compared to the same periods in 1997. This increase is primarily due to the increase in interest bearing deposits held during 1998 as compared to 1997.

     The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by $625,509 for the three months ended March 31, 1998, as compared to the three months ended March 31, 1997. Diluted net income per common share increased to $.28 for the first three months of 1998 from $.21 for the first three months of 1997.

     Noninterest income increased approximately $280,800 for the three months ended March 31, 1998 as compared to the same period in 1997. This increase is primarily attributable to increases in income generated by service charges and fees on deposit accounts, and the sale of loans generated by the bank's mortgage group.

     Noninterest expense increased approximately $307,700 for the three months ended March 31, 1998 as compared to the comparable 1997 period. The increase for the three month period was primarily attributable to increases in salaries and employee benefits and other expenses. The formation and staffing of the mortgage group, and commitment and investment in technology and new products were primary forces in the increased expense in these categories.

LOAN LOSS PROVISION

     During the three months ended March 31, 1998, Bancorp charged a $225,000 loan loss provision to operations, as compared to $156,479 charged during the same period in 1997. Loans recoveries, net of loans charged off, was $8,898 during the three months ended March 31, 1998, as compared to net charged off loans of $1,994 for the like period in 1997.

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

     The analysis of liquidity should also include a review of the changes that appear in the consolidated statement of cash flows for the first three months of 1998. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $1,005,877, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consisted primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

     The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. At March 31, 1998, the Bancorp's tier-one and total risk-based capital ratios were 13.76% and 14.83%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively. At March 31, 1998, the capital-to-assets ratio under leverage ratio guidelines was approximately 10.46%. The FRB's current minimum leverage capital ratio guideline is 3%.


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change since the end of the latest fiscal year in the market risks faced by Columbia Bancorp. Please refer to the discussion of quantitative and qualitative disclosures in the Columbia Bancorp form 10-KSB for the latest fiscal year.


                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 27 Article 9 Financial Data Schedule for Form 10-Q

(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1998.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COLUMBIA BANCORP



Dated: May 5, 1998                      /s/   Terry L. Cochran
                                        ---------------------------------------
                                        Terry L. Cochran
                                        President & Chief Executive Officer




Dated: May 5, 1998                      /s/   Neal T. McLaughlin
                                        ---------------------------------------
                                        Neal T. McLaughlin, EVP, Chief Financial
                                        Officer - Columbia River Banking
                                        Company; and Chief Financial Officer -
                                        Columbia Bancorp