Form 10-Q
period 1998-06-30
COLUMBIA BANCORP \OR\
filed 1998-08-11
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _________________ to ___________________

Commission file number  0-27938


                                COLUMBIA BANCORP
             (Exact name of registrant as specified in its charter)

                       Oregon                            93-1193156
              (State of Incorporation)                (I.R.S. Employer
                                                    Identification Number)

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

        3,470,141 shares as of August 6, 1998

                                COLUMBIA BANCORP
                                    FORM 10-Q
                                  JUNE 30, 1998

                                      INDEX

                                                                                     PAGE
PART I - FINANCIAL INFORMATION                                                     REFERENCE
------------------------------                                                     ---------
     Consolidated Balance Sheets as of June 30, 1998 and                               3
           December 31, 1997.

     Consolidated Statements of Income and Comprehensive Income for the six
           months and quarter ended June 30, 1998 and 1997.                            4

     Consolidated Statements of Cash Flows for the six months ended June 30,
           1998 and 1997.                                                              5

     Consolidated Statements of Changes in Shareholders' Equity for the
           periods of December 31, 1996 to June 30, 1998.                              6

     Notes to Consolidated Financial Statements                                       7-8

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
           Overview                                                                    9
           Material Changes in Financial Condition                                     9
           Material Changes in Results of Operations                                  10
           Loan Loss Provision                                                        10
           Liquidity and Capital Resources                                           10-11

           Quantitative and Qualitative Disclosures About Market Risk                 11

PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders                     11

     Item 5 - Other Information                                                       12

     Item 6 - Exhibits and Reports on Form 8-K                                        12

     Signatures                                                                       13

                         COLUMBIA BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,         December 31,
                                                                    1998               1997
                                                                 -----------      ---------------
                                                                 (Unaudited)          (Audited)
ASSETS
Cash and due from banks                                         $  18,551,281       $  16,878,138
Federal funds sold                                                  4,230,310           2,834,363
                                                                -------------       -------------
         Total cash and cash equivalents                           22,781,591          19,712,501

Investment securities available-for-sale                           29,337,691          31,309,883
Investment securities held-to-maturity                             17,183,099          16,728,036
Restricted equity securities                                          795,100             765,900
                                                                -------------       -------------
         Total investment securities                               47,315,890          48,803,819

Loans held-for-sale                                                 7,989,563           2,713,665
Loans, net of allowance for loan losses and unearned
  loan fees                                                       164,988,634         152,504,671
Property and equipment, net of depreciation                         5,222,865           5,256,561
Accrued interest receivable                                         2,697,352           2,185,544
Other assets                                                        2,113,891             649,982
                                                                -------------       -------------
         Total assets                                           $ 253,109,786       $ 231,826,743
                                                                =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing demand deposits                        $  48,926,683       $  46,377,081
     Interest bearing demand accounts                              86,601,963          85,502,927
     Savings accounts                                              25,925,233          22,743,932
     Time certificates and IRA accounts                            56,966,666          46,944,204
                                                                -------------       -------------
         Total deposits                                           218,420,545         201,568,144

Notes payable                                                       8,218,511           5,263,824
Accrued interest payable and other liabilities                      1,548,218           2,007,289
                                                                -------------       -------------
         Total liabilities                                        228,187,274         208,839,257

Employee stock ownership plan shares subject to put option          2,351,020           1,430,450

Shareholders' equity:
     Common stock, no par value; 10,000,000 shares
         authorized, 3,468,391 issued and outstanding
         (2,288,451 at December 31, 1997)                           5,954,049           5,528,218
     Additional paid-in capital                                     6,317,732           6,317,732
     Retained earnings                                             12,657,019          11,131,444
     Accumulated other comprehensive income, net of tax                (6,288)             10,092
                                                                -------------       -------------
                                                                   24,922,512          22,987,486

     Less: employee stock ownership plan shares subject
        to put option                                              (2,351,020)         (1,430,450)
                                                                -------------       -------------
             Total shareholders' equity                            22,571,492          21,557,036
                                                                -------------       -------------
                                                                $ 253,109,786       $ 231,826,743
                                                                =============       =============

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                Three months ended                  Six months ended
                                                      June 30,                          June 30,
                                           -----------------------------       -----------------------------
                                               1998              1997             1998              1997
                                           -----------       -----------       -----------       -----------
INTEREST INCOME
Interest and fees on loans                 $ 4,382,494       $ 3,664,947       $ 8,416,856       $ 6,860,613
Interest on investments
     Taxable investment securities             449,774           603,327           863,255         1,204,832
     Nontaxable investment securities          207,333           190,425           419,455           378,804
Other interest income                          124,429            35,021           225,368           135,087
                                           -----------       -----------       -----------       -----------
     Total interest income                   5,164,030         4,493,720         9,924,934         8,579,336
                                           -----------       -----------       -----------       -----------

INTEREST EXPENSE
Interest bearing demand and savings            861,370           816,546         1,719,853         1,597,453
Interest on time deposit accounts              803,290           714,279         1,485,930         1,402,995
Other borrowed funds                           121,422            16,947           209,575            28,598
                                           -----------       -----------       -----------       -----------
     Total interest expense                  1,786,082         1,547,772         3,415,358         3,029,046
                                           -----------       -----------       -----------       -----------
NET INTEREST INCOME                          3,377,948         2,945,948         6,509,576         5,550,290
PROVISION FOR LOAN LOSSES                      225,000           160,000           450,000           250,000
                                           -----------       -----------       -----------       -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  3,152,948         2,785,948         6,059,576         5,300,290
                                           -----------       -----------       -----------       -----------

NONINTEREST INCOME
Service charges and fees                       427,043           341,424           834,286           658,091
Credit card discounts and fees                 103,807            81,088           184,899           146,188
Financial services department                   90,857            69,554           154,831           114,841
Mortgage loan origination and
  processing                                   225,580                --           323,803                --
Net gains on sale of loans                      88,593                --           177,377                --
Other noninterest income                       276,925            59,536           401,602           117,454
                                           -----------       -----------       -----------       -----------
     Total noninterest income                1,212,805           551,602         2,076,798         1,036,574
                                           -----------       -----------       -----------       -----------

NONINTEREST EXPENSE
Salaries and employee benefits               1,453,807           940,995         2,713,898         1,996,765
Occupancy expense                              231,808           176,989           448,966           372,401
Credit card processing fees                     74,358            59,336           123,508           105,900
Office Supplies                                 36,431            47,893            79,350            85,965
Data processing expense                         97,202            62,207           183,533           131,336
Other noninterest expenses                     599,817           490,680         1,221,059         1,054,900
                                           -----------       -----------       -----------       -----------
     Total noninterest expense               2,493,423         1,778,100         4,770,314         3,747,267
                                           -----------       -----------       -----------       -----------

INCOME BEFORE INCOME TAXES                   1,872,330         1,559,450         3,366,060         2,589,597
PROVISION FOR INCOME TAXES                     658,890           509,758         1,146,743           827,503
                                           -----------       -----------       -----------       -----------
NET INCOME                                 $ 1,213,440       $ 1,049,692       $ 2,219,317       $ 1,762,094
                                           ===========       ===========       ===========       ===========

OTHER COMPREHENSIVE INCOME, NET
Unrealized gain or loss on AFS
  securities, net                               13,711           (23,991)           19,180          (102,218)
Reclassification for gain included
  in net income                                 (4,600)               --           (35,560)               --
                                           -----------       -----------       -----------       -----------
                                                 9,111           (23,991)          (16,380)         (102,218)
                                           -----------       -----------       -----------       -----------
COMPREHENSIVE INCOME                       $ 1,222,551       $ 1,025,701       $ 2,202,937       $ 1,659,876
                                           ===========       ===========       ===========       ===========

Earnings per share of common stock
     Net Income Basic                            $ .35             $ .31             $ .64             $ .52
                                                 =====             =====             =====             =====
     Net Income Diluted                          $ .34             $ .30             $ .62             $ .51
                                                 =====             =====             =====             =====
Weighted average common shares outstanding
     Basic                                   3,466,994         3,404,160         3,458,291         3,393,577
     Diluted                                 3,568,450         3,462,450         3,560,806         3,453,499


See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six months ended
                                                                            June 30,
                                                                  -------------------------------
                                                                       1998              1997
                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                        $  2,219,317       $  1,762,094
Adjustments to reconcile net income to net cash
  provided by operating activities
     Loss on sale or call of investment securities                     (35,560)                --
     Depreciation                                                      241,241            226,144
     Provision for loan losses                                         450,000            250,000
     Federal Home Loan Bank stock dividend                             (29,352)           (11,800)
     Benefit for deferred income taxes                                (143,863)                --
Increase (decrease) in cash due to changes in certain assets and liabilities
     Accrued interest receivable                                      (511,808)          (586,736)
     Other assets                                                   (1,463,909)           (30,081)
     Accrued interest payable and other liabilities                   (455,103)           267,786
                                                                  ------------       ------------
         Net cash provided by operating activities                     270,963          1,877,407
                                                                  ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities              3,086,176                 --
Proceeds from the maturity of available-for-sale securities         11,724,309          1,200,000
Purchases of available-for-sale securities                         (13,000,158)        (1,374,715)
Proceeds from the maturity of held-to-maturity securities              591,846          3,400,135
Purchases of held-to-maturity securities                              (741,185)        (2,898,353)
Net change in loans made to customers                              (18,209,861)       (24,460,541)
Purchases of premises and equipment                                   (192,578)          (282,887)
Proceeds from the sale of premises and equipment                           400                 --
                                                                  ------------       ------------
         Net cash used in investing activities                     (16,741,051)       (24,416,361)
                                                                  ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits and savings accounts                   6,829,939         11,448,375
Net change in time deposits and IRA accounts                        10,022,462          3,589,253
Net increase  in borrowings from Federal Home Loan Bank              2,700,000          3,600,000
Dividends paid                                                        (693,742)          (385,191)
Proceeds from stock options and purchases net of effect
  of stock split                                                       425,831            236,288
Net increase (decrease) in short-term borrowings                       254,688           (322,092)
                                                                  ------------       ------------
         Net cash provided by financing activities                  19,539,178         18,166,633
                                                                  ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 3,069,090         (4,372,321)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    19,712,501         23,397,411
                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 22,781,591       $ 19,025,090
                                                                  ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid in cash                                        $  3,419,427       $  2,992,119
                                                                  ============       ============
     Taxes paid in cash                                           $    644,985       $    435,090
                                                                  ============       ============

SCHEDULE OF NONCASH ACTIVITIES
    Change in unrealized loss on available-for sale
      securities, net of tax                                      $    (16,380)      $   (102,218)
                                                                  ============       ============

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                        Accumulated       ESOP
                                                          Additional                       Other       plan shares      Total
                                              Common       Paid-in       Retained     Comprehensive    subject to    Shareholders'
                               Shares         Stock        Capital       Earnings          Income      put options       Equity
                              ---------    -----------     ----------    ------------     --------     -----------    ------------
BALANCE, December 31, 1996    2,254,841    $ 5,139,218     $6,317,732    $  8,087,264     $(11,232)    $(1,058,183)   $ 18,474,799
    (Audited)
Stock options exercised          21,415        214,001             --              --           --              --         214,001

Sale of common stock             12,195        174,999             --              --           --              --         174,999

Changes in ESOP shares
  subject to put option              --             --             --              --           --        (372,267)       (372,267)

Cash dividend                        --             --             --        (613,384)          --              --        (613,384)

Cash dividend declared               --             --             --        (228,845)          --              --        (228,845)

Net Income and
  Comprehensive Income               --             --             --       3,886,409       21,324              --       3,907,733
                              ---------    -----------     ----------    ------------     --------     -----------    ------------

BALANCE, December 31, 1997    2,288,451    $ 5,528,218     $6,317,732    $ 11,131,444     $ 10,092     $(1,430,450)   $ 21,557,036
  (Audited)
Stock options exercised          15,810        195,494             --              --           --              --         195,494

Sale of common stock              9,375        234,375             --              --           --              --         234,375

3 for 2 stock split           1,154,755         (4,038)            --              --           --              --          (4,038)

Changes in ESOP shares
  subject to put option              --             --             --              --           --        (920,570)       (920,570)

Cash dividend paid or
  declared                           --             --             --        (693,742)          --              --        (693,742)

Net Income and
  Comprehensive Income               --             --             --       2,219,317      (16,380)             --       2,202,937
                              ---------    -----------     ----------    ------------     --------     -----------    ------------
BALANCE, June 30, 1998
  (Unaudited)                 3,468,391    $ 5,954,049     $6,317,732    $ 12,657,019     $ (6,288)    $(2,351,020)   $ 22,571,492
                              =========    ===========     ==========    ============     ========     ===========    ============



See accompanying notes.

                                COLUMBIA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Principles of Consolidation

          The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company (Bancorp), and its wholly-owned subsidiary, Columbia River Bank ("Columbia River"), after elimination of intercompany transactions and balances. Columbia River is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, and doing business as Columbia River Bank, Juniper Banking Company, and Klickitat Valley Bank. Substantially all activity of Bancorp is conducted through its subsidiary bank.

          The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants. Bancorp's annual report will contain audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of results to be anticipated for the year ending December 31, 1998.

          Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.   Recent Mergers & Corporate Activity

          On June 8, 1998, through an amendment to its Articles of Incorporation filed with the Secretary of State of the State of Oregon, Columbia River changed its legal name from "Columbia River Banking Company" to "Columbia River Bank."

          On July 30, 1998, Columbia Bancorp announced an agreement in principal to acquire 100% of the issued and outstanding shares of the common stock of Valley Community Bancorp (VCB), the holding company of Valley Community Bank. The parties executed a definitive agreement effective August 3, 1998. Valley Community Bank is a community bank headquartered in McMinnville, Oregon, with total assets of approximately $40 million as of July 31, 1998. The acquisition price of $15,101,542.50, or $16.30 per share of VCB common stock, will be accounted for as a purchase transaction. The acquisition is subject to the approval of the holders of two-thirds of the issued and outstanding shares of VCB's common stock and is also subject to regulatory approval and various other conditions to closing. Following consummation of the transaction VCB will be a wholly owned subsidiary of Columbia Bancorp.

3.   Loans and Reserve for Loan Losses

          The composition of the loan portfolio was as follows:

                                          June 30,           December 31,
                                            1998                1997
                                        -------------       -------------
                                         (Unaudited)          (Audited)
         Commercial                     $  43,183,247       $  38,012,762
         Agriculture                       27,702,658          22,365,007
         Real estate                       76,999,711          75,003,128
         Consumer                          17,265,946          17,385,488
         Other                              2,186,340           1,989,591
                                        -------------       -------------
                                          167,337,902         154,755,976
         Allowance for loan losses         (1,665,868)         (1,638,633)
         Deferred loan fees                  (683,400)           (612,672)
                                        -------------       -------------
                                        $ 164,988,634       $ 152,504,671
                                        =============       =============

          Transactions in the reserve for loan losses were as follows for the six months ended June 30:

                                                  1998             1997
                                              -----------       -----------
         Balance at beginning of period       $ 1,638,633       $   994,577
         Provision charged to operations          450,000           250,000
         Recoveries                                38,057            84,613
         Loans charged off                       (460,822)          (10,870)
                                              -----------       -----------
         Balance at end of period             $ 1,665,868       $ 1,318,320
                                              ===========       ===========

          It is the policy of Bancorp's subsidiary Columbia River, to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 1998 and December 31, 1997 were approximately $1,145,000 and $1,041,000, respectively.

          Loans past due 90 days or more on which Columbia River continued to accrue interest were approximately $13,000 at June 30, 1998, and approximately $414,000 at December 31, 1997. There were eight loans with a total principal balance of approximately $716,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position at June 30, 1998. There were no loans in this category at December 31, 1997.

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

5.    Recently Issued Accounting Standards

          In February 1998, the FASB issued SFAS No. 132 "Employer' Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. The statement revises and standardizes disclosure requirements for pension and other postretirement benefit plans.

          In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters for fiscal years beginning after June 15, 1999.

          Bancorp does not expect either pronouncement to materially impact the financial condition or results of operations of Bancorp.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Columbia Bancorp has continued to experience record earnings and strong asset growth during the first six months of 1998. The success of Columbia Mortgage Group, a real estate lending division of Bancorp's subsidiary, Columbia River Bank, is now being realized and contributes to achieving Bancorp's mission of being a high performing banking corporation providing superior financial services to the communities it serves.

     Columbia Bancorp reported net income of $2,219,317, or $.62 per diluted share for the six months ended June 30, 1998. This represented a 26% increase in net income, as compared to $1,762,094, or $.51 per diluted share, for the six months ended June 30, 1997. Net income of $1,213,440, or $.34 per diluted share for the quarter ended June 30, 1998 represented a 16% increase in net income as compared to $1,049,692, or $.30 per diluted share for the quarter ended June 30, 1997. The increased earnings during the quarter ended June 30, 1998 reflected both the expansion of Bancorp's interest-earning assets and increased net interest income and noninterest income.

     The net income added to shareholders' equity during the first six months of 1998 was offset, in part, by dividends declared and paid of $693,742. A first quarter dividend of $.10 per share was paid May 1 to shareholders of record April 15. On June 29 the Bancorp board of directors declared a second-quarter dividend of $.10 per share payable August 1 to shareholders of record July 15. With the payment of the declared dividend, approximately 31% of earnings will have been returned to shareholders, the remainder being retained to fund the continued strong growth of Bancorp.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Changes in the balance sheet for the six months ended June 30, 1998 include an increase in total assets, primarily in loans and loans held-for-sale. Federal funds sold and other assets also increased. Funds were provided for these changes primarily by an increase in total deposits and notes payable, and a reduction in investment securities.

     At June 30, 1998, total assets increased 9.2%, or approximately $21.3 million, over total assets at December 31, 1997. Major components of the change in total assets were:

       -  $17.8 million increase in loans
       -  $3.1 million increase in cash and cash equivalents
       -  $1.5 million decrease in investment securities

     The increase in loans is reflected in increases in all loan categories, except consumer loans, and is indicative of the continuing good local economy. It is also attributable to the efforts of experienced loan professionals capitalizing on borrowers' desire for local service and local decision making abilities.

     Bancorp experienced an increase in deposits of approximately $16.9 million during the first six months of 1998, specifically as follows:

       -  Interest bearing demand deposits increased $1.1 million
       -  Non-interest bearing deposits increased $2.5 million
       -  Savings deposits increased $3.2 million
       -  Time certificate deposits and IRA's increased $10.0 million

     Management believes deposit increases are due to continuing marketing efforts and helped by continued customer dissatisfaction with merger and consolidation activities among competitors.

     Short-term borrowings from the Federal Home Loan Bank of Seattle were utilized to fund the strong growth in loan demand and increased $2.7 million as compared to end of year borrowings.

     All other changes experienced in asset and liability categories during the first six months of 1998 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $1,345,598 for the six months ended June 30, 1998, and $670,310 for the quarter ended June 30, 1998, as compared to the same periods in 1997. This increase is primarily due to the increase in loans and investment securities held in 1998 as compared to 1997.

     Total interest expense also increased $386,312 for the six months ended June 30, 1998, and $238,310 for the quarter ended June 30, 1998, as compared to the same periods in 1997. This increase is primarily due to the increase in interest bearing deposits held during 1998 as compared to 1997.

     Bancorp's net interest income increased by $959,286 for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997. Diluted net income per common share increased to $.62 for the first six months of 1998 from $.51 for the first six months of 1997.

     Noninterest income increased approximately $1,040,000 for the six months ended June 30, 1998 as compared to the same period in 1997. This increase is primarily attributable to increases in income generated by service charges and fees on deposit accounts, and income generated by the Bank's mortgage group.

     Noninterest expense increased approximately $1,023,000 for the six months ended June 30, 1998 as compared to the comparable 1997 period. The increase for the six month period was primarily attributable to increases in salaries and employee benefits and other expenses. The formation and staffing of the mortgage group, and commitment and investment in technology and new products were primary forces in the increased expense in these categories.

     Bancorp's "Year 2000" efforts (the enterprise-wide program to prepare Bancorp's computer systems and applications for the year 2000) are within required timelines and proceeding according to internal plans. Management has placed a high priority on this project. Completed and ongoing efforts include community seminars on the subject, education of customers and the assessment and testing of internal systems.

LOAN LOSS PROVISION

     During the six months ended June 30, 1998, Bancorp charged a $450,000 loan loss provision to operations, as compared to $250,000 charged during the same period in 1997. Loans charged off, net of loan recoveries, was $422,765 during the six months ended June 30, 1998, as compared to net charged off loans of $73,743 for the like period in 1997.

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

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first six months of 1998. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $2,219,317, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

     The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Bancorp's various capital ratios at June 30, 1998, as compared regulatory minimums.

                                    At June 30, 1998     Regulatory Minimum
                                    ----------------     ------------------
           Tier-one capital              13.26%                   4%
           Total risk-based capital      14.14%                   8%
           Leverage ratio                10.50%                   3%


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change since the end of the latest fiscal year in the market risks faced by Columbia Bancorp. Please refer to the discussion of quantitative and qualitative disclosures in the Columbia Bancorp form 10-KSB for the latest fiscal year.


                           FORWARD LOOKING INFORMATION

     Forward-looking statements with respect to the financial condition, results of operations and the business of Bancorp are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation: Bancorp's dependence on the timely development, introduction and customer acceptance of new products; the impact of competition on revenues and margins; and other risks and uncertainties, including statements relating to the year 2000, as may be detailed from time to time in Bancorp's public announcements and filings with the SEC. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "continue", "plans", "intends", or other similar terminology. Bancorp does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of the Report, other than in its periodic filings with the SEC, or to reflect the occurrence of unanticipated events.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of shareholders of Columbia Bancorp was held April 23, 1998. At the meeting, the only item put to a vote of the shareholders was the election of five directors of Bancorp. All directors nominated were elected. The following shows results of the voting including term to be served for each director.

                            For Term Ended     Votes For   Votes Against     Abstain
                            --------------     ---------   -------------     -------
Ted M. Freeman                    1999       1,699,713           47,598     23,539
Charles F. Beardsley              2001       1,730,040           17,271     23,539
William A. Booth                  2001       1,701,463           45,848     23,539
Terry L. Cochran                  2001       1,730,226           17,085     23,539
James B. Roberson                 2001       1,745,528            1,783     23,539

     Directors continuing in office include Robert L.R. Bailey, Dennis Carver, Jane F. Lee, Steve Martin, Jean McKinney, Greg Walden, and Donald T. Mitchell.

ITEM 5.  OTHER INFORMATION

Valley Community Bancorp Acquisition

     On July 30, 1998, Columbia Bancorp announced an agreement in principle to acquire 100% of the issued and outstanding shares of the common stock of Valley Community Bancorp (VCB), the holding company of Valley Community Bank. The parties executed a definitive agreement effective August 3, 1998. Valley Community Bank is a community bank headquartered in McMinnville, Oregon, with total assets of approximately $40 million as of July 31, 1998. Valley Community Bank has one physical business facility located at 723 North Banker Street in McMinnville.

     The acquisition price of $15,101,542.50, or $16.30 per share of VCB common stock, will be accounted for as a purchase transaction. The purchase price was agreed to following negotiations between the parties and after the consideration by Columbia Bancorp of a number of factors, including VCB's assets, deposit base and future growth prospects, Columbia Bancorp's strategic plan, and the receipt of a fairness opinion commissioned by and delivered to Columbia Bancorp by an independent appraiser. Funding for the proposed acquisition is available through Columbia Bancorp's current assets and available or potential credit lines.

     The acquisition is subject to the approval of the holders of two-thirds of the issued and outstanding shares of VCB's common stock, and is also subject to regulatory approval and various other conditions to closing. On the effective date of the acquisition VCB will become a wholly-owned subsidiary of Columbia Bancorp, and will continue to operate Valley Community Bank as a community bank. The parties hope to close the transaction no later than January 1, 1999, although the effective date may be extended beyond that date subject to certain conditions, including the timing of the receipt of final regulatory approval.

     Financial statements and pro-forma information relating to the proposed VCB acquisition that may be required to be filed under the Securities Exchange Act of 1934 or any applicable regulation shall be filed by an amendment to this Form 10-Q. Any such amendment shall be filed no later than 60 days from the date of filing of this Form 10-Q.

     Additional information concerning this transaction is contained in a press release of July 30, 1998, a copy of which is attached hereto as Exhibit 99 and incorporated herein by reference.

Bend and Hermiston, Oregon  - Expansion

     Columbia Bancorp's subsidiary bank, Columbia River Bank, plans to establish its first branch office in Hermiston, Oregon and a second branch office in Bend, Oregon.

     The Hermiston office, a new market for Columbia River, is a natural extension for the Bank's brand of relationship banking. The Bank plans to initially operate out of leased facilities with plans for a permanent facility in the future. Management feels the Bank's agricultural and small business lending specialties and commitment to exceptional customer service will be well received in the Hermiston community.

     The Bend branch represents the second office for the Bank in the City of Bend. The Bank has entered into a binding earnest money agreement to purchase property in West Bend in the upscale Shevlin Business Park, an office park development. The purchase price for the property is $515,722. Consummation of the purchase is contingent upon certain conditions including approval of building plans. Bend is the largest market in which the Bank operates, and strong growth in the Bank's downtown office and the development of Bend's west side allow significant opportunities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  (i)     Exhibit 27 Article 9 Financial Data Schedule for Form 10-Q

     (ii)    Exhibit 99 Valley Community Bancorp Acquisition Press Release

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COLUMBIA BANCORP

Dated: August 7, 1998
                                          ----------------------------------
                                          Terry L. Cochran
                                          President & Chief Executive Officer




Dated: August 7, 1998
                                           ---------------------------------
                                           Neal T. McLaughlin, EVP, Chief
                                           Financial Officer - Columbia River
                                           Bank; and Chief Financial Officer -
                                           Columbia Bancorp