Form 10-Q
period 1998-09-30
COLUMBIA BANCORP \OR\
filed 1998-11-17
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

For the quarterly period ended September 30, 1998

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934

For the transition period from ________to________

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

        7,941,582 shares of common stock as of November 12, 1998

                                COLUMBIA BANCORP

                                    FORM 10-Q

                               SEPTEMBER 30, 1998

                                      INDEX

                                                                                     PAGE
PART I - FINANCIAL INFORMATION                                                     REFERENCE
                                                                                   ---------

     Consolidated Balance Sheets as of September 30, 1998 and                          3
           December 31, 1997.

     Consolidated Statements of Income and Comprehensive Income for the nine           4
           months and quarter ended September 30, 1998 and 1997.

     Consolidated Statements of Cash Flows for the nine months ended September         5
           30, 1998 and 1997.

     Consolidated Statements of Changes in Shareholders' Equity for the                6
           periods of December 31, 1996 to September 30, 1998.

     Notes to Consolidated Financial Statements                                       7-8

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
           Overview                                                                    9
           Material Changes in Financial Condition                                    10
           Material Changes in Results of Operations                                  10
           Loan Loss Provision                                                        11
           Liquidity and Capital Resources                                           11-12

     Quantitative and Qualitative Disclosures About Market Risk                       12

     Pro forma financial statements for Columbia Bancorp and Valley Community Bancorp (proposed acquisition by Columbia Bancorp)

PART II - OTHER INFORMATION

     Item 5 - Other Information                                                      12-13

     Item 6 - Exhibits and Reports on Form 8-K                                        13

     Signatures                                                                       13

                         COLUMBIA BANCORP AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                               September 30,           December 31,
                                                                                   1998                     1997
                                                                               -------------           -------------
ASSETS                                                                          (Unaudited)               (Audited)

Cash and due from banks                                                        $  20,312,530           $  16,878,138
Federal funds sold                                                                 7,894,094               2,834,363
                                                                               -------------           -------------
         Total cash and cash equivalents                                          28,206,624              19,712,501

Investment securities available-for-sale                                          27,373,615              31,309,883
Investment securities held-to-maturity                                            18,279,414              16,728,036
Restricted equity securities                                                         809,900                 765,900
                                                                               -------------           -------------
         Total investment securities                                              46,462,929              48,803,819

Loans held-for-sale                                                                8,086,292               2,713,665
Loans, net of allowance for loan losses and unearned loan fees                   172,212,077             152,504,671
Property and equipment, net of depreciation                                        5,522,964               5,256,561
Accrued interest receivable                                                        2,752,248               2,185,544
Other assets                                                                       2,559,229                 649,982
                                                                               -------------           -------------
         Total assets                                                          $ 265,802,363           $ 231,826,743
                                                                               =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing demand deposits                                       $  50,780,127           $  46,377,081
     Interest bearing demand accounts                                             94,742,697              85,502,927
     Savings accounts                                                             27,072,762              22,743,932
     Time certificates and IRA accounts                                           57,314,578              46,944,204
                                                                               -------------           -------------
         Total deposits                                                          229,910,164             201,568,144

Notes payable                                                                      8,214,651               5,263,824
Accrued interest payable and other liabilities                                     1,807,516               2,007,289
                                                                               -------------           -------------
         Total liabilities                                                       239,932,331             208,839,257

Employee stock ownership plan shares subject to put option                         2,891,177               1,430,450

Shareholders' equity:
     Common stock, no par value; 10,000,000 shares
         authorized, 6,940,682 issued and outstanding
         (2,288,451 at December 31, 1997)                                          5,967,222               5,528,218
     Additional paid-in capital                                                    6,317,732               6,317,732
     Retained earnings                                                            13,484,501              11,131,444
     Accumulated other comprehensive income, net of tax                              100,577                  10,092
                                                                               -------------           -------------
                                                                                  25,870,032              22,987,486
     Less: employee stock ownership plan shares subject to put option             (2,891,177)             (1,430,450)
                                                                               -------------           -------------
             Total shareholders' equity                                           22,978,855              21,557,036
                                                                               -------------           -------------
                                                                               $ 265,802,363           $ 231,826,743
                                                                               =============           =============

See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                              Three months ended                     Nine months ended
                                                                 September 30,                         September 30,
                                                       --------------------------------       --------------------------------
                                                           1998                 1997               1998               1997
                                                       ------------        ------------       ------------        ------------
INTEREST INCOME
Interest and fees on loans                             $  4,629,696        $  3,820,990       $ 13,046,553        $ 10,681,602
Interest on investments
     Taxable investment securities                          438,670             487,369          1,301,925           1,692,201
     Nontaxable investment securities                       203,765             179,914            623,219             558,719
Other interest income                                       215,886             171,663            441,254             306,750
                                                       ------------        ------------       ------------        ------------
     Total interest income                                5,488,017           4,659,936         15,412,951          13,239,272
                                                       ------------        ------------       ------------        ------------

INTEREST EXPENSE
Interest bearing demand and savings                         901,633             845,577          2,621,487           2,443,030
Interest on time deposit accounts                           837,251             713,447          2,323,181           2,116,442
Other borrowed funds                                        112,959              63,272            322,534              91,870
                                                       ------------        ------------       ------------        ------------
     Total interest expense                               1,851,843           1,622,296          5,267,202           4,651,342
                                                       ------------        ------------       ------------        ------------
NET INTEREST INCOME                                       3,636,174           3,037,640         10,145,749           8,587,930
PROVISION FOR LOAN LOSSES                                   250,000             220,000            700,000             470,000
                                                       ------------        ------------       ------------        ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               3,386,174           2,817,640          9,445,749           8,117,930
                                                       ------------        ------------       ------------        ------------

NONINTEREST INCOME
Service charges and fees                                    434,571             462,376          1,268,856           1,120,467
Credit card discounts and fees                              132,608             138,723            317,507             284,911
Financial services department                                65,847              55,262            220,678             170,102
Mortgage loan origination and processing                    169,804                  --            493,607                  --
Net gains on sale of loans                                  (10,123)                 --            167,255                  --
Other noninterest income                                    444,065             114,317            845,667             231,772
                                                       ------------        ------------       ------------        ------------
     Total noninterest income                             1,236,772             770,678          3,313,570           1,807,252
                                                       ------------        ------------       ------------        ------------

NONINTEREST EXPENSE
Salaries and employee benefits                            1,613,812           1,193,762          4,327,710           3,190,527
Occupancy expense                                           229,167             176,354            678,133             548,755
Credit card processing fees                                  86,982              84,662            210,490             190,562
Office Supplies                                              39,309              70,414            118,660             156,379
Data processing expense                                      79,988              76,188            263,520             207,524
Other noninterest expenses                                  673,347             539,681          1,894,406           1,594,581
                                                       ------------        ------------       ------------        ------------
     Total noninterest expense                            2,722,605           2,141,061          7,492,919           5,888,328
                                                       ------------        ------------       ------------        ------------
INCOME BEFORE INCOME TAXES                                1,900,341           1,447,257          5,266,400           4,036,854
PROVISION FOR INCOME TAXES                                  656,257             459,521          1,803,000           1,287,024
                                                       ------------        ------------       ------------        ------------
NET INCOME                                             $  1,244,084        $    987,736       $  3,463,400        $  2,749,830
                                                       ============        ============       ============        ============

OTHER COMPREHENSIVE INCOME, NET
Unrealized gain or loss on AFS securities, net              124,187             107,876            143,367               5,658
Reclassification for gain included in net income            (17,322)              3,114            (52,882)              3,114
                                                       ------------        ------------       ------------        ------------
                                                            106,865             110,990             90,485               8,772
                                                       ------------        ------------       ------------        ------------
COMPREHENSIVE INCOME                                   $  1,350,949        $  1,098,726       $  3,553,885        $  2,758,602
                                                       ============        ============       ============        ============

Earnings per share of common stock
     Net Income Basic                                  $        .18        $        .14       $        .50        $        .40
                                                       ============        ============       ============        ============
     Net Income Diluted                                $        .17        $        .14       $        .49        $        .39
                                                       ============        ============       ============        ============
Weighted average common shares outstanding
     Basic                                                6,939,803           6,828,153          6,924,407           6,800,971
     Diluted                                              7,112,109           6,996,982          7,102,208           6,977,294



See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Nine months ended
                                                                                                September 30,
                                                                                       --------------------------------
                                                                                           1998               1997
                                                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                             $  3,463,400        $  2,749,830
Adjustments to reconcile net income to net cash provided by operating activities
     Loss on sale or call of investment securities                                          (52,882)                 --
     Depreciation                                                                           365,492             333,944
     Provision for loan losses                                                              700,000             470,000
     Federal Home Loan Bank stock dividend                                                  (44,000)            (24,500)
Increase (decrease) in cash due to changes in certain assets and liabilities
     Accrued interest receivable                                                           (566,704)           (587,977)
     Other assets                                                                        (1,909,247)           (368,178)
     Accrued interest payable and other liabilities                                        (199,773)             53,072
                                                                                       ------------        ------------
         Net cash provided by operating activities                                        1,756,285           2,626,191
                                                                                       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale securities                                   3,086,176                  --
Proceeds from the maturity of available-for-sale securities                              15,784,621           6,250,290
Purchases of available-for-sale securities                                              (16,016,543)         (4,374,715)
Proceeds from the maturity of held-to-maturity securities                                   924,264           4,459,574
Purchases of held-to-maturity securities                                                 (1,252,166)         (3,967,224)
Net change in loans made to customers                                                   (25,780,033)        (30,337,442)
Purchases of premises and equipment                                                        (630,389)           (565,896)
Proceeds from the sale of premises and equipment                                                400              20,563
                                                                                       ------------        ------------
         Net cash used in investing activities                                          (23,883,670)        (28,514,850)
                                                                                       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits and savings accounts                                       17,971,646          17,031,490
Net change in time deposits and IRA accounts                                             10,370,374          (1,506,534)
Net increase  in borrowings from Federal Home Loan Bank                                   2,700,000           3,600,000
Dividends paid                                                                           (1,110,343)           (613,379)
Proceeds from stock options and purchases net of effect of stock split                      439,004             337,921
Net increase (decrease) in short-term borrowings                                            250,827             646,950
                                                                                       ------------        ------------
         Net cash provided by financing activities                                       30,621,508          19,496,448
                                                                                       ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      8,494,123          (6,392,211)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         19,712,501          23,397,411
                                                                                       ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 28,206,624        $ 17,005,200
                                                                                       ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid in cash                                                             $  5,307,265        $  4,651,253
                                                                                       ============        ============
     Taxes paid in cash                                                                $  1,908,198        $  1,403,090
                                                                                       ============        ============

SCHEDULE OF NONCASH ACTIVITIES
     Change in unrealized loss on available-for sale securities, net of tax            $     90,485        $      8,772
                                                                                       ============        ============



See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                            Accumulated      ESOP
                                                                  Additional                   Other      plan shares      Total
                                                      Common       Paid-in     Retained   Comprehensive  subject to    Shareholders'
                                        Shares        Stock        Capital     Earnings       Income      put options      Equity
                                     ------------   ----------    ----------  -----------  ------------  ------------   -----------

BALANCE, December 31, 1996              2,254,841   $5,139,218    $6,317,732  $ 8,087,264    $(11,232)   $(1,058,183)   $18,474,799
    (Audited)

Stock options exercised                    21,415      214,001            --           --          --             --        214,001

Sale of common stock                       12,195      174,999            --           --          --             --        174,999

Changes in ESOP shares subject
     to put option                             --           --            --           --          --       (372,267)      (372,267)

Cash dividend                                  --           --            --     (613,384)         --             --       (613,384)

Cash dividend declared                         --           --            --     (228,845)         --             --       (228,845)

Net Income and Comprehensive
     Income                                    --           --            --    3,886,409      21,324             --      3,907,733
                                     ------------   ----------    ----------  -----------    --------    -----------    -----------

BALANCE, December 31, 1997              2,288,451   $5,528,218    $6,317,732  $11,131,444    $ 10,092    $(1,430,450)   $21,557,036
    (Audited)

Stock options exercised                    17,760      208,667            --           --          --             --        208,667

Sale of common stock                        9,375      234,375            --           --          --             --        234,375

3 for 2 stock split                     1,154,755       (4,038)           --           --          --             --         (4,038)

2 for 1 stock split                     3,470,341           --            --           --          --             --             --

Changes in ESOP shares subject
     to put option                             --           --            --           --          --     (1,460,727)    (1,460,727)

Cash dividend paid or declared                 --           --            --   (1,110,343)         --             --     (1,110,343)

Net Income and Comprehensive
     Income                                    --           --            --    3,463,400      90,485             --      3,553,885
                                     ------------   ----------    ----------  -----------    --------    -----------   -----------

BALANCE, September 30, 1998             6,940,682   $5,967,222    $6,317,732  $13,484,501    $100,577    $(2,891,177)   $22,978,855
  (Unaudited)                        ============   ==========    ==========  ===========    ========    ===========    ===========


See accompanying notes.

                                COLUMBIA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Principles of Consolidation
       The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company ("Columbia"), and its wholly-owned subsidiary, Columbia River Bank ("CRB"), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. Substantially all activity of Columbia is conducted through its subsidiary bank.
       The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants. Columbia's annual report will contain audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be anticipated for the year ending December 31, 1998.
       Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

       2.   Recent Corporate Activity
       On October 19, 1998, CRB ceased using the "Juniper Banking Company" and "Klickitat Valley Bank" assumed business names. After that date, all bank branches began using the "Columbia River Bank" name.
       On July 30, 1998, Columbia announced an agreement in principal to acquire 100% of the issued and outstanding shares of the common stock of Valley Community Bancorp ("VCB"), the holding company of Valley Community Bank. The parties executed a definitive agreement effective August 3, 1998. Valley Community Bank is a community bank headquartered in McMinnville, Oregon, with total assets of approximately $40 million as of July 31, 1998. The acquisition price of $15,101,542.50, or $16.30 per share of VCB common stock, will be accounted for as a purchase transaction. The acquisition is subject to the approval of the holders of two-thirds of the issued and outstanding shares of VCB's common stock and is also subject to regulatory approval and various other conditions to closing. Following consummation of the transaction VCB will be a wholly-owned subsidiary of Columbia.

3.   Loans and Reserve for Loan Losses
       The composition of the loan portfolio was as follows:

                                                         September 30,     December 31,
                                                             1998              1997
                                                        -------------      ------------
                                                         (Unaudited)        (Audited)
               Commercial                               $  44,780,122      $ 38,012,762
               Agriculture                                 30,693,868        22,365,007
               Real estate                                 79,183,888        75,003,128
               Consumer                                    17,379,690        17,385,488
               Other                                        2,825,396         1,989,591
                                                        -------------      ------------
                                                          174,862,964       154,755,976
               Allowance for loan losses                   (1,931,847)       (1,638,633)
               Deferred loan fees                            (719,040)         (612,672)
                                                        -------------      ------------
                                                         $172,212,077      $152,504,671
                                                        =============      ============0

       Transactions in the reserve for loan losses were as follows for the nine months ended September 30:

                                                               1998                1997
                                                           ----------         ----------
               Balance at beginning of period              $1,638,633         $  994,576
               Provision charged to operations                700,000            470,000
               Recoveries                                      64,224            101,370
               Loans charged off                             (471,010)           (19,420)
                                                           ----------         ----------
               Balance at end of period                    $1,931,847         $1,546,526
                                                           ==========         ==========

       It is the policy of Columbia's subsidiary CRB to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 1998 and December 31, 1997 were approximately $1,139,000 and $1,041,000, respectively.
       Loans past due 90 days or more on which CRB continued to accrue interest were approximately $26,000 at September 30, 1998, and approximately $414,000 at December 31, 1997. There were eight loans with a total principal balance of approximately $796,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position at September 30, 1998. There were no loans in this category at December 31, 1997.

4.   Earnings Per Share
       Basic earning per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under stock option plans. Weighted average shares outstanding consist of common shares outstanding and common stock equivalents attributable to outstanding stock options.
       The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to the 3-for-2 stock split in March 1998, the 2-for-1 stock split in September 1998, and all prior stock dividends or splits.

5.    Recently Issued Accounting Standards
       In February 1998, the FASB issued SFAS No. 132 "Employer Disclosures about Pensions and Other Postretirement Benefits" which is effective for fiscal years beginning after December 15, 1997. The statement revises and standardizes disclosure requirements for pension and other postretirement benefit plans.
       In September 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters for fiscal years beginning after June 15, 1999.
       Columbia does not expect either pronouncement to materially impact the financial condition or results of operations of Columbia.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD LOOKING INFORMATION

     Forward-looking statements with respect to the financial condition, results of operations and the business of Columbia are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation: Columbia's dependence on the timely development, introduction and customer acceptance of new products; the impact of competition on revenues and margins; and other risks and uncertainties, including statements relating to the year 2000, as may be detailed from time to time in Columbia's public announcements and filings with the SEC. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "continue", "plans", "intends", or other similar terminology. Columbia does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of the Report, other than in its periodic filings with the SEC, or to reflect the occurrence of unanticipated events.

OVERVIEW

     Columbia Bancorp ("Columbia") has continued to experience record earnings and strong asset growth during the first nine months of 1998. Columbia's subsidiary, Columbia River Bank ("CRB") announced significant expansion plans and, on September 14, 1998, opened its first branch in the rapidly growing city of Hermiston, in eastern Oregon. The Hermiston office, a new market for CRB, is a natural extension for CRB's brand of relationship banking. The branch is operating out of leased facilities with plans for a permanent facility in the future. Management believes that the Bank's agricultural and small business lending expertise and commitment to exceptional customer service will be well received in the Hermiston community.

     Plans for a second branch in Bend, Oregon and expansion into Pendleton, Oregon were also announced during the quarter. The Bend branch represents the second office for CRB in the City of Bend. CRB has entered into a binding earnest money agreement to purchase property in West Bend in the Shevlin Business Park, an office park development. Bend is the largest market in which CRB operates, and the potential for strong growth in CRB's downtown office and the development of Bend's west side allow significant opportunities.

     CRB has plans to open a Pendleton, Oregon branch in temporary facilities during the fourth quarter of 1998 or early 1999. Pendleton is 26 miles east of Hermiston and is the largest town in eastern Oregon, with a population of over 16,000. CRB has hired a manager for the proposed new branch who has strong ties to the community and 25 years experience in the banking industry.

     Growth in current markets, the expansion of its base of interest earning assets, and increased revenue generated from non-interest income all contribute to the goal of achieving Columbia's mission of being a high performing banking corporation providing superior financial services to the communities it serves.

     Columbia reported net income of $3,463,400, or $.49 per diluted share for the nine months ended September 30, 1998. This represented a 26% increase in net income, as compared to $2,749,830, or $.39 per diluted share, for the nine months ended September 30, 1997. Net income of $1,244,084, or $.17 per diluted share for the quarter ended September 30, 1998 represented a 26% increase in net income as compared to $987,736, or $.14 per diluted share for the quarter ended September 30, 1997. The increased earnings during the quarter ended September 30, 1998 reflected both the expansion of Columbia's interest-earning assets and increased net interest income and noninterest income.

     The net income added to shareholders' equity during the first nine months of 1998 was offset, in part, by dividends declared and paid of $1,110,343. A first quarter dividend of $.05 per share was paid May 1 to shareholders of record April 15. A second-quarter dividend of $.05 per share was paid August 1 to shareholders of record July 15. On September 17, Columbia's Board of Directors declared a third quarter dividend of $.06 per share payable November 1, to shareholders of record October 15. With the payment of the declared dividend, approximately 32% of earnings will have been returned to shareholders, the remainder being retained to fund the continued strong growth of Columbia.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Changes in the balance sheet for the nine months ended September 30, 1998 include an increase in total assets, primarily in loans and loans held-for-sale. Federal funds sold and other assets also increased. Funds were provided for these changes primarily by an increase in total deposits and notes payable, and a reduction in investment securities.

     At September 30, 1998, total assets increased 14.7%, or approximately $34.0 million, over total assets at December 31, 1997. Major components of the change in total assets were:
     o    $19.7 million increase in loans
     o    $5.4 million increase in loans-held-for-sale
     o    $8.5 million increase in cash and cash equivalents
     o    $2.3 million decrease in investment securities
     The increase in loans is reflected in increases in all loan categories, except consumer loans, and is indicative of the continuing good local economy. It is also attributable to the efforts of experienced loan professionals capitalizing on borrowers' desire for local service and local decision making abilities.

     Columbia experienced an increase in deposits of approximately $28.3 million during the first nine months of 1998, specifically as follows:
     o    Interest bearing demand deposits increased $9.2 million
     o    Non-interest bearing deposits increased $4.4 million
     o    Savings deposits increased $4.3 million
     o    Time certificate deposits and IRA's increased $10.4 million
     Management believes deposit increases are due to continuing marketing efforts and helped by continued customer dissatisfaction with merger and consolidation activities among competitors.

     Short-term borrowings from the Federal Home Loan Bank of Seattle were utilized to fund the strong growth in loan demand and increased $2.7 million as compared to end of year borrowings.

     All other changes experienced in asset and liability categories during the first nine months of 1998 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $2,173,679 for the nine months ended September 30, 1998, and $828,081 for the quarter ended September 30, 1998, as compared to the same periods in 1997. This increase is primarily due to the increase in loans held in 1998 as compared to 1997.

     Total interest expense also increased $615,860 for the nine months ended September 30, 1998, and $229,547 for the quarter ended September 30, 1998, as compared to the same periods in 1997. This increase is primarily due to the increase in interest bearing deposits held during 1998 as compared to 1997.

     Columbia's net interest income increased by $1,557,819 for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997. Diluted net income per common share increased to $.49 for the first nine months of 1998 from $.39 for the first nine months of 1997.

     Noninterest income increased approximately $1,506,318 for the nine months ended September 30, 1998 as compared to the same period in 1997. This increase is primarily attributable to increases in income generated by service charges and fees on deposit accounts, and income generated by CRB's mortgage group.

     Noninterest expense increased approximately $1,604,591 for the nine months ended September 30, 1998 as compared to the comparable 1997 period. The increase for the nine-month period was primarily attributable to increases in salaries and employee benefits and other expenses. The formation and staffing of the mortgage group, and commitment and investment in technology and new products were primary forces in the increased expense in these categories.

     Columbia's "Y2K" efforts (the enterprise-wide program to prepare Columbia's computer systems and applications for the year 2000) are within planned timelines and proceeding according to internal plans. Columbia is committed to addressing these Y2K challenges in a prompt and responsible manner and has dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. Columbia's Y2K compliance plan has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) remediation and implementation. Columbia has substantially completed phases (1) through (3), although appropriate follow-up activities are continuing to occur, and Columbia is currently involved in the testing phase of the Y2K plan. Expected completion of phase 5 will be June 30, 1999. However, Columbia will continue to monitor its systems for compliance and state of readiness. Completed and ongoing efforts also include community seminars on the subject and the education of customers.

LOAN LOSS PROVISION

     During the nine months ended September 30, 1998, Columbia charged a $700,000 loan loss provision to operations, as compared to $470,000 charged during the same period in 1997. Loans charged off, net of loan recoveries, was $406,786 during the nine months ended September 30, 1998, as compared to net recoveries of $81,950 for the like period in 1997.

     Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Columbia.

LIQUIDITY AND CAPITAL RESOURCES

     Columbia's subsidiary, CRB, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment. Generally, CRB's major sources of liquidity is customer deposits, sales and maturities of investment securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 1998. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $3,463,400, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

     The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at September 30, 1998, as compared regulatory minimums.

                                  At September 30, 1998   Regulatory Minimum
                                  ---------------------   ------------------
         Tier-one capital                 13.11%                   4%
         Total risk-based capital         14.10%                   8%
         Leverage ratio                    9.95%                   3%

             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been a material change in the quantitative and qualitative market risks faced by Columbia from the risk disclosures reported in Columbia's Form 10-KSB covering the fiscal year ended December 31, 1997.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Status of Valley Community Bancorp Acquisition

     As reported in its Form 10-Q for the period ending June 30, 1998, Columbia has reached an agreement in principle to acquire 100% of the issued and outstanding shares of the common stock of Valley Community Bancorp (VCB), the holding company of Valley Community Bank. The parties executed a definitive agreement effective August 3, 1998. Valley Community Bank is a community bank headquartered in McMinnville, Oregon, with total assets of approximately $48 million as of October 31, 1998. Valley Community Bank has one physical business facility located at 723 North Banker Street in McMinnville.
     The acquisition price of $15,101,542.50, or $16.30 per share of VCB common stock, will be accounted for as a purchase transaction. The purchase price was agreed to following negotiations between the parties and after the consideration by Columbia of a number of factors, including VCB's assets, deposit base and future growth prospects, Columbia's strategic plan, and the receipt of a fairness opinion commissioned by and delivered to Columbia by an independent appraiser. Funding for the proposed acquisition is available through Columbia's current assets and available or potential credit lines.
     The acquisition is subject to the approval of the holders of two-thirds of the issued and outstanding shares of VCB's common stock, and is also subject to regulatory approval and various other conditions to closing. The vote by VCB shareholders is presently scheduled for November 19, 1998 at 7:00 P.M. at the offices of Valley Community Bank in McMinnville, Oregon. On the effective date of the acquisition VCB will become a wholly-owned subsidiary of Columbia, and will continue to operate Valley Community Bank as a community bank. The parties hope to close the transaction no later than December 31, 1998, although the effective date may be extended beyond that date subject to certain conditions.
     See Item 6 below for a list of the financial information attached hereto relating to the VCB acquisition.

Listing of Common Stock on Nasdaq National Market

     On November 4, 1998 Columbia received approval to list its common stock for trading on the Nasdaq national Market under the symbol "CBBO". Trading of its common stock on Nasdaq began on November 6, 1998. Prior to the listing in Nasdaq, Columbia's common stock was quoted on the OTC Bulletin Board, also under the symbol "CBBO".

Completion of Secondary Offering

     On November 12, 1998 Columbia completed a secondary offering of 1,000,000 shares of its common stock at a price of $9.00 per share. The net proceeds to Columbia from the offering, after deduction of the underwriting discount and commissions, was $8,370,000. Upon completion of the offering Columbia had a total of 7,491,582 shares of its common stock issued and outstanding. Columbia has no other class of stock presently issued other than its common stock. The proceeds of the offering will be used to finance Columbia's present expansion plans, including the acquisition of VCB, the expansion of the branch network of CRB, and potential future acquisitions.

Subsidiary Name Usage

     Effective October 19, 1998, all of the branches of CRB, began using the name "Columbia River Bank" for all business and marketing purposes. Prior to this change, the assumed business name "Juniper Banking Company" was used for certain Oregon branches, and the assumed business name "Klickitat Valley Bank" was used for the CRB's two branches in Washington.

CRB Branching Activities

     In September of 1998 CRB opened a new branch in Hermiston, Oregon. The new branch operates from 1,500 square feet of leased space south of downtown Hermiston. Columbia is in the process of acquiring land for the construction of a permanent branch facility. Initial staffing at the new branch consists of four loan officers and three support personnel. Hermiston, which has a population of over 11,000, is 100 miles east of The Dalles.

     Columbia is proceeding with plans to open a new CRB branch on Pendleton, Oregon, which is 26 miles east of Hermiston and is the largest town in eastern Oregon, with a population of over 16,000. Management anticipates the new branch will open during the fourth quarter of 1998 or in early 1999 in leased premises, pending the acquisition and construction of a permanent facility.

     Hermiston and Pendleton represent the major population bases of Umatilla County in eastern Oregon. Agricultural activities in the area include cattle ranching and field crops such as wheat, onions, potatoes and hay. The area also supports a growing service and small business economy based on expanding government employment and the construction of a Wal-Mart distribution center outside of Hermiston.

     Columbia's plans to open a second CRB branch on Bend, Oregon are proceeding as planned. Pending construction of a new facility in the Shevlin Business Park, an office park development in the western part of Bend, the new branch should be open by the summer of 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  (i)    Exhibit 2 - Agreement and Plan of Share Exchange to Acquire Valley
            Community Bancorp.

     (ii)   Exhibit 27 - Article 9 Financial Data Schedule for Form 10-Q.

     (iii) Exhibit 99 - Pro Forma Financial Information Reflecting Acquisition of Valley Community Bancorp and Secondary Common Stock Offering.

     (iv)   Exhibit 99 - Financial Statements for Valley Community Bancorp.


(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      COLUMBIA BANCORP



Dated: November 13, 1998              /s/ TERRY L. COCHRAN
                                      ------------------------------------------
                                      Terry L. Cochran
                                      President & Chief Executive Officer




Dated: November 13, 1998              /s/ NEAL T. MCLAUGHLIN
                                      ---------------------------------
                                      Neal T. McLaughlin, EVP, Chief Financial
                                      Officer - Columbia River Bank; and
                                      Chief Financial Officer - Columbia Bancorp

EXHIBIT a(i)
                    VALLEY COMMUNITY BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  September 30,   December 31,
                                                                       1998          1997
                                                                     -------       -------
ASSETS                                                            (Unaudited)    (Audited)

Cash and due from banks                                              $ 3,725       $ 2,144
Federal funds sold                                                    15,960        13,135
                                                                     -------       -------
         Total cash and cash equivalents                              19,685        15,279

Investment securities available-for-sale                               3,594         3,292
Investment securities held-to-maturity                                 2,495         2,939
Restricted equity securities                                             288           278
                                                                     -------       -------
         Total investment securities                                   6,377         6,509

Loans, net of allowance for loan losses and unearned loan fees        20,754        21,745
Property and equipment, net of depreciation                              597           630
Accrued interest receivable                                              237           226
Other assets                                                             129           157
                                                                     -------       -------
         Total assets                                                $47,779       $44,546
                                                                     =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
     Noninterest bearing demand deposits                             $10,637       $ 6,641
     Interest bearing demand accounts                                 21,131        25,382
     Savings accounts                                                  1,452           989
     Time certificates and IRA accounts                                7,965         6,767
                                                                     -------       -------
         Total deposits                                               41,185        39,779

Notes payable                                                          1,089            --
Accrued interest payable and other liabilities                           134            96
                                                                     -------       -------
         Total liabilities                                            42,407        39,875

Shareholders' equity:
     Preferred stock, no par value, 500,000 shares
         authorized, 205,800 issued and outstanding                      346           346
     Common stock, $1 par value; 2,000,000 shares
         authorized, 6,940,682 issued and outstanding
         (700,675 at December 31, 1997)                                  721           701
     Surplus                                                           1,455         1,390
     Retained earnings                                                 2,829         2,224
     Accumulated other comprehensive income, net of tax                   20            10
                                                                     -------       -------
             Total shareholders' equity                                5,371         4,671
                                                                     -------       -------
                                                                     $47,779       $44,546
                                                                     =======       =======

See accompanying notes.

                    VALLEY COMMUNITY BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                         Three months ended           Nine months ended
                                                             September 30,              September 30,
                                                       ----------------------        ----------------------
                                                         1998           1997           1998          1997
                                                       -------        -------        -------        -------
INTEREST INCOME
Interest and fees on loans                             $   621        $   642        $ 1,831        $ 1,805
Interest on investments
     Taxable investment securities                          65             73            196            235
     Nontaxable investment securities                       23             21             65             63
Other interest income                                      162            169            499            276
                                                       -------        -------        -------        -------
     Total interest income                                 871            905          2,591          2,379
                                                       -------        -------        -------        -------

INTEREST EXPENSE
Interest bearing demand and savings                        162            211            559            505
Interest on time deposit accounts                          107            116            304            255
Other borrowed funds                                         8             --             10             --
                                                       -------        -------        -------        -------
     Total interest expense                                277            327            873            760
                                                       -------        -------        -------        -------
NET INTEREST INCOME                                        594            578          1,718          1,619
PROVISION FOR LOAN LOSSES                                   --             15             --             33
                                                       -------        -------        -------        -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                594            563          1,718          1,586
                                                       -------        -------        -------        -------

NONINTEREST INCOME
Service charges and fees                                    16             26            146            145
Other noninterest income                                    41             31             44             42
                                                       -------        -------        -------        -------
     Total noninterest income                               57             57            190            187
                                                       -------        -------        -------        -------

NONINTEREST EXPENSE
Salaries and employee benefits                             145            145            435            422
Occupancy expense                                           29             19             85             73
Office Supplies                                             17             18             53             52
Data processing expense                                     29             31             81             93
Other noninterest expenses                                  75             22            131             84
                                                       -------        -------        -------        -------
     Total noninterest expense                             295            235            785            724
                                                       -------        -------        -------        -------
INCOME BEFORE INCOME TAXES                                 356            385          1,123          1,049
PROVISION FOR INCOME TAXES                                 141            124            392            351
                                                       -------        -------        -------        -------
NET INCOME                                             $   215        $   261        $   731        $   698
                                                       =======        =======        =======        =======

OTHER COMPREHENSIVE INCOME, NET
Unrealized gain or loss on AFS securities, net              17             13             12             11
Reclassification for gain included in net income            (2)            (4)            (2)            (4)
                                                       -------        -------        -------        -------
                                                            15              9             10              7
                                                       -------        -------        -------        -------
COMPREHENSIVE INCOME                                   $   230        $   270        $   741        $   705
                                                       =======        =======        =======        =======

Earnings per share of common stock
     Net Income Basic                                  $   .32        $   .39        $  1.03        $  1.01
                                                       =======        =======        =======        =======
     Net Income Diluted                                $   .22        $   .28        $   .79        $   .75
                                                       =======        =======        =======        =======

See accompanying notes.

                    VALLEY COMMUNITY BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Nine months ended
                                                                                             September 30,
                                                                                       ------------------------
                                                                                         1998            1997
                                                                                       --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                             $    731        $    698
Adjustments to reconcile net income to net cash provided by operating activities
     Loss on sale or call of investment securities                                           (2)             (4)
     Depreciation                                                                            37              23
     Provision for loan losses                                                               --              33
     Federal Home Loan Bank stock dividend                                                  (10)             (9)
Increase (decrease) in cash due to changes in certain assets and liabilities
     Accrued interest receivable                                                            (11)            (12)
     Other assets                                                                            29             (10)
     Accrued interest payable and other liabilities                                          38              57
                                                                                       --------        --------
         Net cash provided by operating activities                                          812             776
                                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the maturity of available-for-sale securities                               1,302           1,480
Purchases of available-for-sale securities                                               (1,584)           (852)
Proceeds from the maturity of held-to-maturity securities                                   445             357
Purchases of held-to-maturity securities                                                                   (366)
Net change in loans made to customers                                                       991          (2,389)
Purchases of premises and equipment                                                         (14)            (21)
                                                                                       --------        --------
         Net cash used in investing activities                                            1,140          (1,791)
                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in demand deposits and savings accounts                                          208           7,153
Net change in time deposits and IRA accounts                                              1,198             855
Net increase  in borrowings from Federal Home Loan Bank                                   1,089              --
Dividends paid                                                                             (126)           (102)
Proceeds from stock options and purchases net of effect of stock split                       85              --
                                                                                       --------        --------
         Net cash provided by financing activities                                        2,454           7,906
                                                                                       --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      4,406           6,891
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         15,279           4,941
                                                                                       --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 19,685        $ 11,832
                                                                                       ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Interest paid in cash                                                             $    835        $    704
                                                                                       ========        ========
     Taxes paid in cash                                                                $    367        $    382
                                                                                       ========        ========

SCHEDULE OF NONCASH ACTIVITIES
     Change in unrealized loss on available-for sale securities, net of tax            $     10        $      2
                                                                                       ========        ========

See accompanying notes.

                    VALLEY COMMUNITY BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                         Accumulated
                                    Preferred Stock             Common Stock                                Other          Total
                                  --------------------      --------------------             Retained   Comprehensive  Shareholders'
                                   Shares      Amount        Shares       Amount   Surplus    Earnings      Income         Equity
                                  -------      -------      -------      -------   -------    -------       -------       -------

BALANCE, December 31, 1996            206      $   346          701      $   701   $ 1,390    $ 1,360       $     6       $ 3,803
    (Audited)

Dividends paid                         --           --           --           --        --       (102)           --          (102)

Net Income and Comprehensive
     Income                            --           --           --           --        --        966             4           970
                                  -------      -------      -------      -------   -------    -------       -------       -------

BALANCE, December 31, 1997            206      $   346          701      $   701   $ 1,390    $ 2,224       $    10       $ 4,671
    (Audited)
Stock issued                           --           --           20           20        65         --            --            85

Dividend paid                          --           --           --           --        --       (126)           --          (126)

Net Income and Comprehensive
     Income                            --           --           --           --        --        731            10           741
                                  -------      -------      -------      -------   -------    -------       -------       -------

BALANCE, September 30, 1998           206      $   346          721      $   721   $ 1,455    $ 2,829       $    20       $ 5,371
    (Unaudited)                   =======      =======      =======      =======   =======    =======       =======       =======


                                       17
See accompanying notes.

                            VALLEY COMMUNITY BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Principles of Consolidation
       The interim consolidated financial statements include the accounts of Valley Community Bancorp, a bank holding company (VCB), and its wholly-owned subsidiaries, Valley Community Mortgage Services, Valley Community Bank (Bank), and the Bank's wholly-owned subsidiary, Valley Community Financial Services, Inc., after elimination of intercompany transactions and balances. Substantially all activity of VCB is conducted through its subsidiary bank.
       The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of results to be anticipated for the year ending December 31, 1998.
       Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.   Recent Mergers & Corporate Activity
       On July 30, 1998, Columbia Bancorp announced an agreement in principal to acquire 100% of the issued and outstanding shares of the common stock of VCB, the holding company of Valley Community Bank. The parties executed a definitive agreement effective August 3, 1998. Valley Community Bank is a community bank headquartered in McMinnville, Oregon. The acquisition price of $15,101,542.50, or $16.30 per share of VCB common stock, will be accounted for as a purchase transaction. The acquisition is subject to the approval of the holders of two-thirds of the issued and outstanding shares of VCB's common stock and is also subject to regulatory approval and various other conditions to closing. Following consummation of the transaction VCB will be a wholly owned subsidiary of Columbia Bancorp.

3.   Loans and Reserve for Loan Losses
       The composition of the loan portfolio was as follows:

                                                September 30,    December 31,
                                                    1998            1997
                                                  -------           -------
                                                (Unaudited)        (Audited)
               Commercial                         $ 3,276           $ 3,560
               Agriculture                          5,916             5,215
               Real estate                         11,347            12,666
               Consumer                               584               669
               Other                                    8                34
                                                  -------           -------
                                                   21,131            22,144
               Allowance for loan losses             (273)             (278)
               Deferred loan fees                    (104)             (121)
                                                  -------           -------
                                                  $20,754           $21,745
                                                  =======           =======

       Transactions in the reserve for loan losses were as follows for the nine months ended September 30:

                                                            1998           1997
                                                          -------         ------
               Balance at beginning of period              $278            $238
               Provision charged to operations               --              33
               Recoveries                                     2               1
               Loans charged off                             (7)             --
                                                           ----            ----
               Balance at end of period                    $273            $272
                                                           ====            ====

       It is the policy of the Bank, to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. At September 30, 1998, there were no loans on nonaccrual status. At December 31, 1997 there were approximately $45,000 in nonaccrual status.
       Loans past due 90 days or more on which Valley Community Bank continued to accrue interest were approximately $52,000 at September 30, 1998, and approximately none at December 31, 1997. There were no loans on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position at either September 30, 1998, or at December 31, 1997.

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

6.    Recently Issued Accounting Standards
       In February 1998, the FASB issued SFAS No. 132 "Employer' Disclosures about Pensions and Other Post-retirement Benefits" which is effective for fiscal years beginning after December 15, 1997. The statement revises and standardizes disclosure requirements for pension and other post-retirement benefit plans.
       In September 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards for derivative instruments and hedging activities and is effective for all fiscal quarters for fiscal years beginning after June 15, 1999.
       VCB does not expect either pronouncement to materially impact the financial condition or results of operations of VCB.