Form 10-K
period 1998-12-31
COLUMBIA BANCORP \OR\
filed 1999-03-30
CIK 1010002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended:    December 31, 1998

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

                  Registrant's telephone number: (541) 298-6649

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                           Common stock, no par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 15, 1999 was $61,758,995.

      The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,964,932 shares of no par value common stock on March 15, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's proxy statement dated March 5, 1999 for the 1999 Annual Meeting of Shareholders ("Proxy Statement"), and the 1998 Annual Report to Shareholders are incorporated by reference in Part II and III hereof.

                                COLUMBIA BANCORP
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Disclosure Regarding Forward Looking Statements                                          3
PART I

Item 1.    Business                                                                    3-17
Item 2.    Properties                                                                 17-18
Item 3.    Legal Proceedings                                                            18
Item 4.    Submission of Matters to a Vote of Security Holders                          18

PART II

           (Portions of Items 5, 6, 7 and 8 are incorporated by reference from Columbia Bancorp's 1998 Annual Report to Shareholders)

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters        19
Item 6.    Selected Financial Data                                                    19-20
Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                  20-35
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                 35-36
Item 8.    Financial Statements and Supplementary Data                                  36
Item 9.    Changes In and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                     37

PART III

           (Items 10 through 13 are incorporated by reference from Columbia
             Bancorp's definitive proxy statement for the Annual Meeting of
                   Shareholders to be held on April 16, 1999)

Item 10.   Directors, Executive Officers of the Registrant                              37
Item 11    Executive Compensation                                                     37-38
Item 12.   Security Ownership of Certain Beneficial Owners and Management               38
Item 13.   Certain Relationships and Related Transactions                               38

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K           38-39

SIGNATURES                                                                            40-41

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This document includes forward-looking statements as defined in applicable federal securities laws and regulations. Such forward-looking statements are based on certain assumptions made by Columbia's management, information currently available to management, and management's present beliefs about Columbia's business and operations. All statements, other than statements of historical fact in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business" regarding Columbia's financial position, business strategy, and plans and objectives of management of Columbia for future operations, are forward-looking statements. Forward-looking statements can be identified by words such as "believe," "estimate," "anticipate," "expect," "intend," "will," "may," "should," or other similar phrases or words. Although Columbia believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Readers are therefore cautioned not to place undue reliance on such forward-looking statements. Such factors as changed conditions, incorrect assumptions or the materialization of a risk or uncertainty could cause actual results to differ materially from results described in this document as believed, anticipated, estimated, expected, or intended. Columbia does not intend to update these forward-looking statements other than in Columbia's quarterly and annual reports and other filings under applicable securities laws.

                                     PART I

ITEM 1.        DESCRIPTION OF BUSINESS

GENERAL

        Columbia Bancorp ("Columbia") is a bank holding company headquartered in The Dalles, Oregon. Its subsidiaries include Columbia River Bank ("CRB"), Valley Community Bank ("VCB") and Valley Community Mortgage Services, Inc. CRB is a ten-branch, state-chartered institution authorized to provide banking services by the States of Oregon and Washington. VCB is a state-chartered institution authorized to provide banking services from its single office location in McMinnville, Oregon. Columbia offers a broad range of financial services to its customers, primarily small and medium sized businesses, farmers, and individuals. Columbia's nine Oregon branches serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the community of McMinnville in the Willamette Valley. Columbia's two south central Washington branches serve the communities of Goldendale and White Salmon. VCB operates from one location in McMinnville, Oregon, 36 miles southwest of metropolitan Portland.

        As of December 31, 1998, Columbia had total assets of $342.41 million, total deposits of $295.68 million, and shareholders' equity of $34.76 million. Columbia's net income for the year ended December 31, 1998, was $4.72 million, which was Columbia's tenth consecutive year of increasingly higher net income. For the year ended December 31, 1998, Columbia's return on average assets was 1.83% and return on average equity was 18.10%. Since the year ended December 31, 1993, it has increased earnings by an average of 20.39% per year and increased its return on average assets from 1.45% in 1994 to 1.83% in 1998. During the same period, Columbia has achieved a return on average equity greater than 14.91% each year while sustaining high asset quality. Columbia has consistently performed in the top quartile when comparing its return on average equity to its national peer group comprising over 900 banks with assets of between $100 and $300 million and multiple branches located in non-metropolitan areas.

        From its origins as a one-branch community bank in The Dalles, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines, and the expansion and cross-marketing of its existing products and community-bank lending expertise. In 1995, CRB merged with Juniper Banking Company, and in 1996 Columbia was formed as CRB's holding company. In 1996, Columbia acquired Washington-based Klickitat Valley Bank. Further growth came from CRB's Hood River and Bend branch openings, and from the expansion in 1997 of CRB's residential mortgage business. In November 1998, Columbia acquired Valley Community Bank, and in September CRB opened a new branch in Hermiston, Oregon. CRB opened a new branch in Pendleton, Oregon in January 1999, and plans to complete construction of a second Bend branch, including facilities for a business lending group, by mid-1999. Collectively, these growth and acquisition activities have enabled Columbia to diversify its portfolio and its operating risk over several market areas and local economies.

        The markets in which Columbia operates are relatively economically diverse, and therefore pose both opportunities and challenges to a community bank operating in all of these economies. Columbia's approach to meeting the challenge is to staff its branches and business groups with managers who are established in their communities and have developed a loyal customer following. Columbia's senior management, in conjunction with the branch managers, individually examines each branch to determine which products and services are best suited for that geographic region. The diverse economies also provide opportunities to limit Columbia's exposure to adverse market conditions in any one economic sector.

BUSINESS STRATEGY

        Columbia's strategy is to continue building on its position as a leading community-based provider of financial services in Oregon and south central Washington. The key to the success of this strategy, in Columbia's view, is to continue to provide exceptional personal service to the communities it now serves, and to successfully expand into new communities by identifying and meeting their unique financial services needs. Columbia's target branch locations are in non-metropolitan regions, where it aims to deliver prompt, accurate, and friendly personal banking services. The components of Columbia's business strategy are outlined below.

        Successfully operate in non-metropolitan regions. In direct contrast to the present strategies of certain major regional banks, which have closed branches and reduced service levels in Columbia's identified communities, Columbia believes that the key to profitably operating in non-metropolitan communities is to: (i) provide a high level of service to the customer; (ii) staff branches with employees who have established ties to the community; (iii) attract and retain a highly skilled management team; and, (iv) allow branch personnel the flexibility to emphasize products and services which best fit their local economy. In addition, by decentralizing a portion of the management function to the branch level, Columbia believes it can make business decisions regarding customers more quickly and with more knowledge than its major banking competitors. Columbia believes it is able to profitably attract and retain customers by providing and delivering such products and services tailored to their individual needs, and by delivering them with a high degree of personal attention.

        Maintain high asset quality. Columbia seeks to maintain high asset quality through a program that includes prompt and strict adherence to established credit policies, training and supervision of lending officers, and a periodic professional independent loan review. Additionally, Columbia uses incentives to maintain high asset quality, including tying a portion of its loan officers' compensation to the quality of the loans they originate. Columbia also believes that its commitment to hire branch managers with long term ties to their communities is of significant assistance in determining the quality of loan transactions. The variety of economies in which Columbia's branches are located increases the diversification and, in Columbia's opinion, the strength of the overall loan portfolio.

        Seize merger and acquisition opportunities. In 1995, CRB merged with Juniper Banking Company of central Oregon, and in 1996 Columbia acquired Klickitat Valley Bank of south central Washington. After both transactions, Columbia was able to provide the same or improved levels of community banking products and services in these new market areas. In November 1998, Columbia acquired McMinnville-based VCB. Columbia believes the economy in the McMinnville area affords it the opportunity to leverage two of its core competencies: small business lending and agricultural lending. Additionally, the acquisition became Columbia's first entrance into Oregon's most populous region, the Willamette Valley. Management believes there are significant future growth opportunities in McMinnville and its surrounding communities.

        Continue to expand through new branches and new products. Columbia has grown through the establishment of new branches in Hood River and Bend, Oregon and more recently through the opening in September 1998 of a branch in Hermiston, Oregon, and January 1, 1999 in Pendleton, Oregon. An additional branch in Bend is planned in order to take advantage of growth opportunities and to leverage existing nearby operations. In addition, Columbia's banking products, including its loan programs, and other services are designed to be responsive to the needs of local community businesses and individual customers. For example, in 1997 Columbia recognized an opportunity in rapidly growing central Oregon, and established a mortgage lending group in Bend to originate and sell residential mortgages. Columbia also offers investment products and services through its affiliation with the Primevest Financial Services, Inc. brokerage organization, through which it offers stocks, bonds, mutual funds, IRAs, retirement plans, and estate planning. Columbia's products and services are designed to both increase its customer base and to enhance cross-selling opportunities.

GROWTH HISTORY

        Columbia's Origins and Activities Through 1994. Columbia's subsidiary, CRB, was incorporated and chartered in Oregon in 1976 and opened for business in 1977. CRB developed and grew as a one-branch community bank in The Dalles. Several of Columbia's present senior executive officers, including its Chief Executive Officer and President, have been with CRB since the early 1980s. Collectively, Columbia's four-member senior management team has over 89 years of banking experience, much of it gained through years of service at CRB.

        CRB's first branch expansion was a satellite branch facility that opened in 1986 west of The Dalles' city center. Two years later, Columbia opened a branch in the small Oregon community of Maupin. (Management subsequently determined that the Maupin branch was unprofitable, and the branch was closed in May 1998.)

        In 1992 CRB purchased land adjacent to a newly established Wal-Mart store in nearby Hood River, on which it built and opened its second branch outside of The Dalles. The Hood River Branch opened for business in May 1993.

        Activities in 1995. On January 1, 1995 CRB merged with Juniper, a community bank in central Oregon with branches in Madras and Redmond, Oregon. Following this merger, CRB's full service branches increased from three to five, and its assets increased from $62 million to $92 million. CRB retained the "Juniper Banking Company" name and added three experienced former Juniper directors to its Board. Also, in 1995 CRB replaced its existing branch facility in the western part of The Dalles with a branch facility in a newly built Safeway supermarket west of The Dalles' downtown core. This branch takes deposits, accepts loan applications, and offers other products and services, however, it does not process loans on-site.

        Activities in 1996. In early 1996, Columbia became CRB's holding company. In June of 1996 Columbia acquired Klickitat Valley Bank, a south central Washington community bank headquartered in Goldendale, Washington and with a branch in White Salmon. As CRB did with Juniper, Columbia retained the "Klickitat Valley Bank" name, and added, during 1996 and 1997, four experienced former Klickitat directors to the Columbia Board. Klickitat was a natural acquisition candidate for Columbia. Klickitat's White Salmon branch was within a few miles of CRB's Hood River branch across the Columbia River, and there were and are multiple economic ties between these two communities. Klickitat Valley Bank was Goldendale's only community bank, and this community's agriculture-based economy fit well with CRB's lending expertise.

        In late 1996 CRB opened its first branch in Bend, Oregon under the "Juniper Banking Company" name. Bend's proximity to CRB's existing Redmond and Madras branches, and Bend's economic growth and increasing population, made this a natural branch extension for Columbia. Bend is the largest community in which Columbia operates. Management believes that Bend's population growth, the expansion and diversity of its economic base, and its strong home construction market afford significant opportunities for growth.

        Activities in 1997. In 1997, Columbia's growth came internally from increased loans and deposits at its branches. Loan growth at the new Bend branch was significant, with assets increasing 239% over the prior year, from $3.3 million to $11.2 million. Further growth came from enhanced home mortgage growth through Columbia's mortgage group, established in mid-1997.

        Activities in 1998.

        Secondary Common Stock Offering and Nasdaq Listing. During November 1998, Columbia registered 1,000,000 shares of common stock for sale to the public at a price of $9 per share, for an aggregate offering price of $9,000,000. All shares were sold, resulting in net proceeds of $8,126,115, after deducting $873,885 for underwriting discounts and commissions, legal, accounting, printing fees, and other offering expenses. Net proceeds were used in connection with Columbia's expansion plans, including the acquisition of Valley. Pending such use, the net proceeds were invested in short-term, investment- grade securities. In connection with the offering, Columbia's common stock was listed on the Nasdaq Stock Market, where trading commenced in the stock on November 6, 1998.

        Acquisition of Valley Community Bancorp. Columbia's most recent acquisition-based expansion was its purchase of Valley Community Bancorp ("Valley") on November 30, 1998 for a cash purchase price of $15.10 million (the "Acquisition"). Subsequent to the Acquisition, Valley was merged into Columbia Bancorp, and its subsidiaries, including VCB, became wholly-owned subsidiaries of Columbia.

        Valley was an Oregon bank holding company organized in 1984. Its wholly-owned Oregon bank subsidiary, VCB, was chartered in 1982, and is a member of the Federal Reserve System. VCB owns and operates from a 9,600 square foot, two-story building close to downtown McMinnville, Oregon, which is 36 miles southwest of Portland in Oregon's Willamette Valley. VCB has 14.5 full-time equivalent employees. Most of its data processing work is handled by Datatech of Oregon, Inc., a data processing company owned by several Oregon community banks, including VCB and CRB.

        VCB's loan and deposit business is largely concentrated in and around McMinnville, a city of over 23,000 located in Yamhill County, Oregon. Despite its proximity to Portland, Oregon's largest metropolitan area, McMinnville maintains a small-town atmosphere and character. The diverse agricultural economy of Yamhill County, with a population of over 79,000, produces wine grapes, wheat, grass seed, nuts, berries, and nursery products. VCB's customer base also includes small businesses, professionals, and a growing population of retirees. Agricultural lending constituted 26.61% of VCB's loan portfolio as of December 31, 1998. Other components of the loan portfolio as of that date were real estate loans, 54.69%, commercial and industrial loans, 16.38%, and consumer loans, 3.21%.

        Columbia presently operates VCB as a separate subsidiary under the "Valley Community Bank" name. Columbia's management believes the Acquisition is an excellent strategic fit for Columbia, and presents a favorable opportunity to increase Columbia's value and to diversify its customer base and loan portfolio, especially in agricultural lending.

        Hermiston and Pendleton, Umatilla County, Oregon. Columbia opened a new branch in Hermiston, Oregon in September of 1998. Hermiston, which has a population of over 11,000, is 100 miles east of The Dalles. The new branch operates from 1,500 square feet of leased space south of downtown Hermiston. Columbia has purchased land for the construction of a permanent Hermiston branch. The branch offers full-service community banking services, including loans to local commercial and agricultural-based business.

        In January 1999 Columbia opened a branch in Pendleton, which is 26 miles east of Hermiston and is the largest town in eastern Oregon. Columbia hired a manager for the new branch who has strong ties to the Pendleton community and 25 years experience with one of Columbia's super-regional bank competitors. Columbia currently operates out of leased facilities but has acquired land for a permanent branch facility.

        Hermiston and Pendleton represent the major population bases of Umatilla County in eastern Oregon. The area's climate supports cattle ranching, and field crops such as wheat, onions, potatoes, and hay. In addition, there is a growing service and small business economy in the region based on expanding government employment and the recent construction of a Wal-Mart distribution center outside of Hermiston. Management believes that the area's relative proximity to The Dalles, its small town, rural-based atmosphere, and its economic prospects make this expansion an ideal fit with Columbia's approach to service and its lending expertise.

        Planned Branch Opening in Bend, Oregon. Columbia plans to open a second branch in Bend, Oregon in the summer of 1999. Columbia has purchased land in the western part of Bend in the upscale Shevlin Business Park, an office park development. Bend is the largest city in central Oregon, and the largest single market area in which Columbia operates. Columbia believes the second Bend branch will allow opportunities for future growth, especially for business lending services. When complete, the new facility will house a full-service branch plus a new business lending group.

CONSUMER PRODUCTS AND SERVICES

        Columbia offers a broad range of deposit and loan products and services tailored to meet the banking requirements of consumers in Columbia's market areas. These include:

        Deposit Products. Columbia's consumer deposit products include many noninterest-bearing checking account products priced at various levels, interest-bearing checking and savings accounts, money market accounts, and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. Columbia does not pay brokerage commissions to attract deposits. It strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts, which reduces its cost of funds.

        Mortgage Loans. In August of 1997, Columbia created a division of CRB to originate conventional and federally insured residential mortgage loans for sale in the secondary market. The division, now known as the "Columbia River Bank Mortgage Group," has grown its business substantially since its inception. As of December 31, 1997, the mortgage group had sold 60 loans valued at $6.44 million. Between January 1, 1998 and December 31, 1998, an additional 1,064 loans valued at $117.54 million were sold. The group has benefited from a number of factors, including strong demand for mortgages, especially in the Bend area, a favorable interest rate environment, utilization of advanced software for evaluating and processing mortgage applications, and an aggressive sales culture. The mortgage group operates its primary retail loan operations from branch facilities in Bend, Oregon, but offers its products at all of Columbia's Oregon and Washington branches. It also offers wholesale and loan brokerage services throughout Oregon, including some mortgage loan products and servicing support for certain other Oregon banks. Through December 31, 1998, approximately 60% of Columbia's mortgage business had been generated from its mortgage group and from Columbia's branches. The remaining 40% derive from relationships with mortgage brokers and other community banks.

        Investment Products. Through an arrangement with Primevest Financial Services, Inc., ("Primevest"), a registered securities broker-dealer, Columbia offers a wide range of financial products and services to consumers. A Primevest Investment Center is maintained in Columbia's main branch in The Dalles. Ann Marie Jelderks, a registered Primevest representative and a CRB Vice President, markets stocks, mutual funds, traditional and Roth IRAs, SEPs, tax sheltered annuities, life insurance, and other financial products to Columbia customers and others in The Dalles and Hood River. Two other Primevest investment consultants sell similar products in Columbia's central Oregon and south central Washington territories. Primevest's representatives also offer retirement planning services. Columbia receives a portion of the commissions generated by financial product sales. Columbia plans to offer these products and services to its new customer base in the Hermiston and Pendleton branches and at VCB.

        Technology-Based Products and Services. Columbia uses both traditional and new technology to support its focus on personal service. These include a VISA credit and check card (debit card) program, ATMs at each of Columbia's full-service branches, including four drive-up ATMs, a telephone banking service that allows customers to speak directly with a customer service representative during normal banking hours, and 24-hour telephone access to their accounts. In addition, Columbia has registered a CRB domain name for a planned Internet site, and intends to begin offering on-line banking services within 12 months.

        Consumer Loans. Columbia provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans.

       Senior Customer Services. Since a significant portion of Columbia's consumer market consists of senior citizens, Columbia offers several special products and programs aimed at this group. These include a reduced rate checking account product for seniors, and special trips to the Oregon coast, the Pendleton Roundup, an annual rodeo event, and other places and events. In addition, Columbia's Primevest division markets retirement planning products and investments to the senior customer group.

LOAN PRODUCTS FOR COMMERCIAL, AGRICULTURAL, AND OTHER BUSINESS CUSTOMERS

        Columbia has an experienced lending staff, including special expertise in small business and agricultural lending. Columbia's loan officers also emphasize continuing contact with the business customer after the loan is made. Columbia believes that its business customers appreciate the ongoing relationship they develop with their local lending officer. Such relationship-based banking is an important aspect of Columbia's continual efforts to maintain high asset quality.

        Commercial Loans. Columbia offers customized loans to its commercial customers, including equipment and inventory financing, operational lines of credit, SBA loans for qualified businesses, and accounts receivable financing. A significant portion of Columbia's loan portfolio consists of commercial loans. (For regulatory reporting purposes, a portion of Columbia's commercial loans are designated as real estate loans because they are secured by real property, although the loans finance accounts receivable, equipment and inventory purchases, and other commercial activities.) Lending decisions are based on careful evaluation of the financial strength, management, and credit history of the borrower and the quality of the collateral securing the loan. Commercial loans secured by real property are generally limited to 75% of the value of the collateral. Columbia typically requires personal guarantees and secondary sources of repayment.

        Agricultural Loans. Columbia provides loans to agricultural businesses, including production lines of credit, equipment financing, and term loans for capital improvements and other business purposes. Agricultural loans are generally secured by crops, equipment, and inventory, as well as real estate. Agricultural lending can require significant follow-up time, as farmers request budgeting assistance and other financial advice. Columbia employs both an agricultural loan consultant with decades of farm lending experience, and an experienced agricultural representative who is a full-time Columbia employee, to assist its regular loan officers with this process. Columbia's loan officers, many of whom are graduates of the Western Agricultural School in Pullman, Washington, make frequent visits to farming operation sites, attend regular agricultural lending programs and seminars, and actively participate in growers' associations and other agricultural-based organizations.

        Real Estate Loans. Real estate loans are available for the construction, purchasing, and refinancing of commercial and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms.

        Columbia's real estate loans are in large part loans to commercial customers, farmers, and ranchers, which are secured by the properties used in their businesses. The majority of these loans have a variable rate feature with adjustment periods varying from one to five years. If loan repayment is dependent on projected income, Columbia often requires a government guaranty as additional collateral support. Insofar as payments on real estate loans depend on the successful operation and management of the businesses and properties securing the loans, repayment can be affected by local real estate market and economic conditions. Fluctuating land values and local economic conditions can make loans secured by real property difficult to evaluate and monitor.

        Government-Assisted Loan Programs. Columbia's loan officers make loans to small businesses and to farmers that are supported by guarantees issued by various state and federal government agencies. Columbia is active in the SBA 7-A and 504 programs, and in similar programs offered by the Farm Services Agency (formerly the Farmers Home Administration) and by Oregon's state government. Columbia has utilized these programs to serve customers who are expanding their operations, venturing into new product lines, or constructing special use real estate. The government guarantees a portion of these loans, which reduces risk in Columbia's loan portfolio.

        Services to Non-Profits and Public Entities. Columbia offers a general array of loan products to borrowers in the non-profit and public entity sector, including city and county governments, together with special programs, such as jumbo CDs and low-cost loan programs. Columbia also offers consumer services to nonprofit and public sector employees, such as Columbia VISA card enrollment and direct deposit services.

        Business Lending Group in Bend. Columbia plans to open a second branch facility in Bend, Oregon in mid-1999. In addition to housing a new full-service branch, the facility will also contain a the business lending group staffed by experienced commercial loan officers. This newly formed lending group will focus on developing lending opportunities in Bend's rapidly growing small business sector.

        For all of its loans, Columbia at all times seeks to maintain sound loan underwriting standards with written loan policies, appropriate individual and branch limits, and loan committee reviews. In the case of particularly large loan commitments or loan participations, loans are reviewed by a loan committee at the Board of Directors level of Columbia's subsidiaries. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

OTHER PRODUCTS AND SERVICES FOR BUSINESS CUSTOMERS

        Columbia offers additional banking and other products to its business customers.

        Deposit and Related Products. Columbia's business deposit products include basic, regular, and interest-bearing checking accounts, merchant VISA and MasterCard programs, and business money market and sweep accounts. Columbia also offers check verification services to merchants allowing them the ability to determine, on a 24-hour basis, whether a check drawn on an account has sufficient funds to cover the amount drawn.

        Investment Products. Columbia's affiliation with Primevest allows it to offer financial products and services to Columbia's business customers as well as to consumers. These include insurance and annuity products, and employee retirement plan products such as SEP-IRAs and 401(k) plans.

        Accounts Receivable Purchasing. Columbia offers its business customers the opportunity to obtain financing for their businesses through the sale of accounts receivable. Columbia offers this program in collaboration with a third-party vendor of accounts receivable management and collection software. Under the program, Columbia purchases the accounts receivable for cash at a discount, plus future charge sales on a daily basis. Accounts receivable collection is handled by Columbia using the vendor's proprietary software. Columbia began offering this service in early 1998.

STAFF TRAINING AND EDUCATION - COLUMBIA BANCORP UNIVERSITY

        Columbia has several staff training and education programs. All new employees undergo a two-day orientation program, during which they meet senior management and become familiar with Columbia's history, customer service goals, and culture. In 1997, Columbia established a formal, continuing education program for employees under the name "Columbia Bancorp University." Under this program, employees are encouraged to attend regular employment-related educational programs consistent with the employee's career goals and needs. Many of the programs are taught by Columbia's senior management and other experienced in-house staff, although attendance at classes offered by banking schools and associations is also encouraged. These activities are coordinated through Columbia's full-time corporate training officer. Columbia's management believes that such continuing training and education programs are important to maintaining organizational cohesion and consistently high quality customer service.

MARKETING

        Columbia accepts deposits at its branches in Wasco, Hood River, Jefferson, Deschutes, Yamhill and Umatilla Counties in Oregon and in Klickitat County in Washington. Columbia makes loans in all of these counties and in adjacent counties, including Sherman, Gilliam, and Crook counties in Oregon and Skamania County in Washington. Many of its products and services, including investment products through Primevest and mortgages through Columbia's mortgage group, are offered and sold throughout Oregon and south central Washington.

        Columbia's ability to increase its market share in the communities it serves is driven by a marketing plan consisting of several key components. A principal objective is to create and foster a sales culture in each office. Employees are trained to cross-sell, offering appropriate products and services to existing customers and attempting to increase the business relationships Columbia shares with these customers. Columbia regularly examines the desirability and profitability of adding new products and services to those currently offered. Columbia also promotes specific products by media advertising, but relies primarily on referrals and direct contacts for new business. Columbia recognizes the importance of community service and supports employee involvement in community activities. This participation allows Columbia to make a contribution to the communities it serves, which management believes increases Columbia's visibility in its markets and thereby increases business opportunities.

        Columbia does business in many different non-metropolitan communities. Management believes the diverse assortment of customers, communities, and economic sectors that Columbia serves is a source of strength. In addition, as a community banking organization Columbia has certain competitive advantages because of its local focus. However, Columbia is also more reliant on the local economies in its market areas than are super-regional and national banks.

        Columbia attempted to sharpen its market focus in 1998 by ceasing the use of certain assumed business names. CRB had retained the use of the assumed business names "Juniper Banking Company" and "Klickitat Valley Bank" after its merger with Juniper and its acquisition of Klickitat. CRB ceased using these names in the fourth quarter of 1998. All CRB branches now do business under the "Columbia River Bank" name. Columbia believes this change has brought additional cohesiveness to the Columbia organization and should enhance name awareness.

COMPETITION

        The market for banking services, including deposit and loan products, is highly competitive. The major commercial bank competitors are super-regional institutions headquartered outside the state of Oregon. Deposits held by super-regionals were approximately 63% of statewide commercial bank deposits as of June 30, 1998, which is the most recent date for which this information is available. These major banks have the advantage of offering their customers services and statewide banking facilities that Columbia does not offer.

        Columbia's competitors for deposits are commercial banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds, and other financial intermediaries. These competitors may offer rates greater than Columbia can or is willing to offer. Columbia competes for deposits by offering a variety of deposit accounts at rates generally competitive with financial institutions in the area.

        Columbia's competition for loans comes principally from commercial banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions, and other institutional lenders. An important competitor for agricultural loans is Farm Credit Services, formerly known as the Production Credit Association. Columbia competes for loan originations through the level of interest rates and loan fees charged, its array of commercial and mortgage loan products, and the efficiency and quality of services provided to borrowers. Lending activity can also be affected by the availability of lendable funds, local and national economic conditions, current interest rate levels, and loan demand. As described above, Columbia competes with the larger commercial banks by emphasizing a community bank orientation and efficient personal service to customers.

        Competition from other single or multi-branch community banks, of which there are many in Oregon and Washington, presents a special competitive threat. These other community banks can open new branches in the communities Columbia serves, competing directly for customers who desire the high level of service that a community bank can offer. Therefore, these banks directly target the loan and deposit customers that Columbia seeks. Other community banks also compete for the same management personnel and the same potential acquisition and merger candidates that would be of interest to Columbia. New community bank start-ups present similar competitive threats.

        A potential new source of competition is the array of on-line banking services offered by traditional commercial banks and other financial service providers, and by newly formed companies that use the Internet to advertise and sell competing products. However, Columbia's management believes that for the foreseeable future its customers will continue to want the personal, locally-based services that it offers. Columbia also plans to begin offering some on-line banking services to its customers within the next 12 months.

THE YEAR 2000 ISSUE

        The Year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many software programs are not able to recognize "2000" as a calendar year, since most programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year "1900," rather than as the Year 2000. If these automated systems are not appropriately re-coded, updated, or replaced before the Year 2000, they will likely confuse data, crash, or fail in some manner. In addition, many software programs and automated systems will fail to recognize the Year 2000 as a leap year. The issue is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators, and vaults.

        The Year 2000 challenge raises special concerns for financial institutions, since many transactions, such as interest accruals and payments, are date sensitive. It also may affect the operations of third parties with whom Columbia and its subsidiaries do business, including Columbia's vendors, suppliers, regulators, utility companies, and customers.

        Columbia's State of Readiness. Columbia is committed to addressing these Year 2000 challenges in a prompt and responsible manner and has dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. Columbia's Year 2000 compliance plan ("Y2K Plan") has five phases. These phases are (1) project management, (2) awareness,
(3) assessment, (4) testing, and (5) remediation and implementation. Columbia has substantially completed phases (1) through (3), although appropriate follow-up activities are continuing to occur, and Columbia is currently involved in the testing phase of the Y2K Plan. Expected completion of phase 5 will be June 30, 1999. However, Columbia will continue to monitor its systems for compliance and state of readiness.

        Project Management. Columbia has assigned primary responsibility for Year 2000 project management to CRB's Compliance Officer. Columbia has also formed a Year 2000 compliance committee, consisting of appropriate representatives from its critical operational areas, including the President and Chief Executive Officer and the Chief Financial Officer, to assist the Compliance Officer in implementing the Y2K Plan. In addition, Columbia provides periodic reports to its Board of Directors in order to assist it in overseeing Columbia's Year 2000 readiness preparations.

        Awareness. Columbia has completed several projects designed to promote awareness of Year 2000 issues throughout its organization and its customer base. These projects include mailing information brochures to deposit and loan customers, providing training for lending officers and other staff, and assigning a compliance officer to answer customer questions and to respond to vendor, customer, and shareholder inquiries. Additionally, Columbia's branch personnel have provided awareness seminars for their business customers and the communities they serve.

        Assessment. Assessment is the process of identifying all mission-critical applications that could potentially be negatively affected by dates in the Year 2000 and beyond. Columbia's assessment phase is substantially complete. Systems examined during this phase included telecommunications systems, account-processing applications, and other software and hardware used in connection with customer accounts. Columbia's operations, like those of many other companies, are intertwined with the operations of certain of its business partners. Accordingly, Columbia's operations could be materially affected if the operations of those companies who provide Columbia with mission critical applications, systems, and services are materially affected. For example, Columbia depends upon vendors who provide it with equipment, technology, and software in connection with its business operations. Failure of these software vendors to achieve Year 2000 readiness could substantially affect the operations of Columbia. In addition, lawsuits and other financial challenges materially affecting the financial viability of these vendors could materially affect Columbia. In response to this concern, Columbia has identified and contacted those vendors who provide mission-critical applications. Columbia is assessing their Year 2000 compliance efforts and will continue to monitor their progress as the Year 2000 approaches.

        Testing. Updating and testing Columbia's mission-critical automated systems is currently underway. All of these systems will be tested to verify that dates in the Year 2000 are being appropriately recognized and processed. Testing of Columbia's current mission-critical automated systems will be substantially complete by the end of the first quarter of 1999. Testing of renovations and new systems will continue throughout 1999.

        Remediation and Implementation. This phase involves obtaining and implementing renovated software applications provided by vendors. As these applications are received and implemented, Columbia will test them for Year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate. This activity will continue throughout 1999. Although this phase will be substantially complete before the end of 1999, additional follow-up activities may take place in the Year 2000 and beyond.

        Certain important data processing services, including overnight processing of debits and credits, are provided to Columbia by Datatech of Oregon, Inc. ("Datatech"), an Oregon corporation. CRB, VCB and five other Oregon community banks own Datatech. Datatech provides data processing services only to its shareholder-banks ("Datatech Banks"). As a provider of services that could be negatively affected by the Year 2000 problem, and that could therefore have a negative impact on Columbia, the Datatech banks have taken the following steps to address Datatech's Year 2000 readiness:

        Project Management. Representatives of the Datatech Banks sit on Datatech's Board of Directors, which oversees Datatech's Year 2000 efforts. Datatech makes periodic reports to its Board of Directors in order to assist the Board in its oversight process.

        Assessment. The Datatech Banks assess Datatech's Year 2000 compliance efforts on an ongoing basis. The Datatech Banks have requested Datatech to prepare and submit a comprehensive action plan detailing Datatech's plans for and progress toward addressing the Year 2000 problems, including Datatech's progress in obtaining Year 2000 reports from its own vendors.

        Testing. Datatech's Year 2000 compliance testing for its hardware and software systems is ongoing. All of its mission-critical systems will be tested to verify that dates in the year 2000 are being appropriately recognized and processed. Testing of renovations and new systems will continue throughout 1999.

        Renovation and Implementation. Datatech expects to upgrade and replace automated systems where appropriate. This activity will continue throughout 1999. Although this phase will be substantially complete before the end of 1999, additional follow-up activities may take place in the Year 2000 and beyond.

        The widely-publicized Year 2000 issue will continue to raise considerable uncertainties and risks for financial institutions such as Columbia. The possible interruption of Columbia's business operations, and the operations of those with whom it does business, has the potential to materially impact Columbia's financial condition, revenues and liquidity. The extent to which such risks and effects will actually materialize cannot be known with complete certainty. However, Columbia believes it will be prepared to avoid any significant adverse Year 2000 consequences arising from factors which Columbia has the ability to control, such as the readiness of Columbia's own computer systems. In addition, Columbia intends to have in place reasonable contingency plans for addressing problems arising from events it cannot directly control.

        As of the date of this Form 10-K, Columbia does not expect the known and reasonably anticipated costs of preparing for the Year 2000 issue, including software and hardware upgrades, system testing and personnel training, to be material. Through December 31, 1998, Columbia spent approximately $100,000 on direct and indirect costs to address the issue. For the years 1999 and 2000, Columbia expects to spend between $450,000 and $750,000 on continuing technology upgrades, contingency planning, system testing and personnel training. However, no assurance can be given that Columbia's Year 2000-related costs will not be higher as a result of factors that cannot be foreseen at the present time. Such unanticipated costs could have a material adverse effect on Columbia's business and operations.

                           SUPERVISION AND REGULATION

GENERAL

        Columbia is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on the business and prospects of Columbia. The operations of Columbia may also be affected by changes in the policies of banking and other government regulators. Columbia cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

FEDERAL BANK HOLDING COMPANY REGULATION

        Columbia is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is therefore subject to regulation, supervision, and examination by the Federal Reserve. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. Columbia must file annual reports with the Federal Reserve and must provide it with such additional information as it may require.

        Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank or bank holding company.

        Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing, or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition, or gains in the efficient use of resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices.

The Economic Growth and Regulatory Reduction Act of 1996 amended the BHCA to eliminate the requirement that bank holding companies seek prior Federal Reserve approval before engaging in certain permissible nonbanking activities if the holding company is well-capitalized and meets certain other specific criteria.

        Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Columbia's ability to obtain funds from CRB for its cash needs, including funds for payment of dividends, interest, and operational expenses.

        Tying Arrangements. Under the Federal Reserve Act and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, CRB may not generally require a customer to obtain other services from it or from Columbia, and may not require that the customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.

FEDERAL AND STATE BANK REGULATION

        General. CRB and VCB are Oregon stock banks with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and are subject to the supervision and regulation of the Oregon Director of Banks and the FDIC. CRB is also subject to the supervision and regulation the Washington Department of Financial Institutions, and VCB is a Federal Reserve member bank. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

        CRA. The Community Reinvestment Act (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

        Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

        FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that CRB and VCB meet all such standards, and therefore, does not believe that these regulatory standards materially affect Columbia's business operations.

INTERSTATE BANKING AND BRANCHING

        The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

        Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

        Oregon and Washington each enacted "opting in" legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions subject to certain "aging" requirements. In both states, branches may not be acquired or opened separately in the home state by an out-of-state bank, but once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within the home state.

DEPOSIT INSURANCE

        The deposits of CRB and VCB are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. CRB and VCB are required to pay semi-annual deposit insurance premium assessments to the FDIC.

        The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS

        The principal source of Columbia's cash revenues is dividends received from its subsidiaries. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Also, under the Oregon Bank Act, the Oregon Director of Banks may suspend the payment of dividends if it is determined that the payment would cause a bank's remaining stockholders' equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither Columbia, CRB nor VCB are currently subject to any regulatory restrictions on their dividends.

CAPITAL ADEQUACY

        Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

        The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies.

These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital.

        Tier I capital for bank holding companies includes common shareholders' equity, qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under a Federal Reserve Rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the Federal Reserve), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, except as described above. Tier II capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier I capital; (iii) hybrid capital instruments; (iv) perpetual debt; (v) mandatory convertible securities; and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations, capital instruments, and investments in unconsolidated subsidiaries.

        The assets of banks and bank holding companies receive risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in total risk-weighted assets.

        Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of, or obligations guaranteed by, the United States Treasury or agencies of the federal government, which have 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

        The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies, and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

        The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories, depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. Columbia does not believe that these regulations have any material effect on its operations.

EFFECTS OF GOVERNMENT MONETARY POLICY

        The earnings and growth of Columbia are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on Columbia cannot be predicted with certainty.

CHANGES IN BANKING LAWS AND REGULATIONS

        The laws and regulations that affect banks and bank holding companies are currently undergoing significant changes. Bills may be introduced in the United States Congress that contain proposals to alter the structure, regulation, and competitive relationships of the nation's financial institutions. If enacted into law, these bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills could reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks could engage in securities activities, and change the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form such legislation may be adopted, or the extent to which the business of Columbia might be affected thereby, cannot be predicted with certainty.

ITEM 2.        PROPERTIES

        Six of Columbia's facilities in Hood River, The Dalles, Redmond, Bend, McMinnville and Madras, Oregon, as well as its two full-service branch facilities in south central Washington, are housed in properties owned by Columbia. Columbia leases the space for its in-store facility in the Safeway store in The Dalles. Columbia has plans to double the size of the Hood River branch, from 4,000 to 8,000 square feet. The planned second branch in the Shevlin Business Park in West Bend is in the development stage, and will be wholly owned by Columbia when construction is complete. The new branches in Hermiston and Pendleton presently occupy leased space, and Columbia has purchased land in both Hermiston and Pendleton on which it will construct permanent branch facilities. All of Columbia's presently owned full-service branches have drive-up facilities and automated teller machines. Columbia's mortgage group operates from the second floor of Columbia's present Bend branch. The following sets forth certain information regarding Columbia's branch facilities.

                                                                      Date
                                                                    Opened or
City and County                Address                Square Feet    Acquired   Occupancy Status
---------------                -------                -----------   ----------  ----------------
Oregon Branches

The Dalles (Main Branch),
    Wasco County               316 East Third Street    8,000          1977          Owned

The Dalles (Westside Branch),
    Wasco County (1)           520 Mt. Hood Street        430          1986         Leased

Hood River Branch,
    Hood River County          2650 Cascade Avenue      4,000          1993          Owned

Madras Branch,
    Jefferson County           624 SW Fourth Street     7,400          1995          Owned

Redmond Branch,
    Deschutes County           434 North Fifth Street   4,700          1995          Owned

                                                                      Date
                                                                    Opened or
City and County                Address                Square Feet    Acquired   Occupancy Status
---------------                -------                -----------   ----------  ----------------

Bend Branch,
    Deschutes County           1701 NE Third Street     8,306          1996          Owned

Hermiston Branch,
    Umatilla County (2)        1055 South Highway 395   1,500          1998         Leased

Pendleton Branch,
    Umatilla County (2)        16 SE Court Avenue       1,776          1999         Leased

McMinnville Branch, VCB
    Yamhill County             723 N Baker              9,600          1998          Owned

Washington Branches
White Salmon Branch,
    Klickitat County           390 NE Tohomish Street   5,500          1996          Owned

Goldendale Branch,
    Klickitat County           202 West Main Street     6,105          1996          Owned

----------

(1)     Leased space in a Safeway supermarket. Lease term expires September
        2000.

(2)     Leased on a month-to-month basis pending construction of new facility.

        Columbia maintains its administrative offices in 1,900 square feet of leased office space in The Dalles. This space is adequate presently but will not be suitable over the longer term, and Columbia is presently searching for permanent space in The Dalles for its administrative operations. Columbia is committed to keeping its administrative headquarters in The Dalles. It intends to purchase rather than lease space for this purpose.

EMPLOYEES

        As of December 31, 1998, Columbia had a total of 187 full-time equivalent employees. This number of employees, which compares to 133 at December 31, 1997, has increased due to the acquisition of VCB, the addition of personnel to the Columbia River Bank Mortgage Group and various other administrative functions. None of the employees are subject to a collective bargaining agreement. Columbia considers its relationships with its employees to be good.

ITEM 3.        LEGAL PROCEEDINGS

        Columbia is from time-to-time a party to various legal actions arising in the normal course of business, such as collection cases and the enforcement of creditors' rights in bankruptcy proceedings. Management is not presently aware of any material pending or threatened claims against Columbia.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of securities holders of the Registrant during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
               MATTERS

        The information called for by this item is contained in Columbia Bancorp's Annual Report to Shareholders for the year ended December 31, 1998, portions of which are attached hereto as Exhibit 13.1.

ITEM 6.        SELECTED FINANCIAL DATA

        The following table sets forth certain information concerning the consolidated financial condition, operating results, and key operating ratios for Columbia at the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements of Columbia and Notes thereto.

                                                          AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------
                                               1994           1995            1996           1997            1998
                                             ---------      ---------       ---------      ---------       ---------
(DOLLARS IN THOUSANDS EXCEPT
     PER SHARE DATA)

INCOME STATEMENT DATA
     Interest income                         $  12,220      $  13,815       $  15,385      $  18,144       $  21,328
     Interest expense                            3,999          5,216           5,746          6,270           7,205
                                             ---------      ---------       ---------      ---------       ---------
               Net interest income               8,221          8,599           9,639         11,874          14,123

     Loan loss provision                           203             88             246            581           1,000
                                             ---------      ---------       ---------      ---------       ---------
     Net interest income after
          provision for loan losses              8,018          8,511           9,393         11,293          13,123

     Noninterest income                          1,486          1,552           1,799          2,481           4,678
     Noninterest expense                         6,070          6,495           7,180          8,092          10,633
                                             ---------      ---------       ---------      ---------       ---------
     Income before provision for
          income taxes                           3,434          3,568           4,012          5,682           7,168
     Provision for income taxes                  1,098          1,079           1,285          1,795           2,450
                                             ---------      ---------       ---------      ---------       ---------
               Net income                    $   2,336      $   2,489       $   2,727      $   3,887       $   4,718
                                             =========      =========       =========      =========       =========

DIVIDENDS
     Cash dividends declared and paid        $     472      $     555       $     882      $     842       $   1,587
     Ratio of dividends to net income            20.21%         22.30%          32.37%         21.67%          33.64%

PER SHARE DATA(1)
     Basic earnings per common share         $    0.35      $    0.37       $    0.41         $0 .57       $    0.67
     Diluted earnings per common share       $    0.35      $    0.36       $    0.40         $0 .55       $    0.65
     Book value per common share             $    2.32      $    2.60       $    2.89         $3 .35       $    4.37
     Weighted average shares outstanding
          Basic                                  6,688          6,693           6,732          6,813           7,066
          Diluted                                6,762          6,842           6,847          7,013           7,238

BALANCE SHEET DATA
     Investment securities                   $  56,229      $  49,454       $  51,484      $  48,804       $  47,894
     Loans, net                              $  90,070      $ 104,178       $ 118,228      $ 155,219       $ 206,551
     Total assets                            $ 162,202      $ 178,486       $ 200,302      $ 231,827       $ 342,413
     Total deposits                          $ 142,803      $ 158,874       $ 178,744      $ 201,568       $ 295,680
     Shareholders' equity                    $  15,186      $  17,484       $  19,533      $  22,987       $  34,756

SELECTED RATIOS
     Return on average assets                     1.45%          1.46%           1.45%          1.77%           1.83%
     Return on average equity                    16.54%         15.45%          14.91%         18.37%          18.10%
     Total loans to deposits                     63.07%         65.57%          66.14%         77.00%          69.86%
     Net interest margin                          5.74%          5.67%           5.74%          6.15%           6.19%
     Efficiency ratio(2)                         62.53%         63.98%          62.77%         56.37%          56.56%

ASSET QUALITY RATIOS
     Reserve for loans losses to:
          Ending total loans                      1.05%          1.02%           0.83%          1.04%           1.13%
          Nonperforming assets(3)               500.00%        291.30%         384.17%        112.65%         108.82%
     Nonperforming assets to ending
          total assets                            0.12%          0.21%           0.04%          0.63%           0.64%
     Net loan charge-offs (recoveries)
          to average loans                        0.27%         (0.03)%          0.29%         (0.04)%          0.38%

CAPITAL RATIOS
     Average shareholders' equity to
          average assets                          8.74%          9.48%           9.73%          9.62%          10.12%
     Tier I capital ratio(4)                     14.55%         14.40%          14.20%         13.70%          10.90%
     Total risk-based capital ratio(5)           15.46%         15.20%          14.90%         14.70%          11.90%
     Leverage ratio(6)                            9.47%          9.90%           9.90%         10.60%           8.90%

---------------
(1) Per share data reflects retroactive restatement for stock splits in 1998 (3-for-2 and 2-for-1) and 1995 (3-for-1).

(2) Efficiency ratio is noninterest expense divided by the sum of net interest income plus noninterest income.

(3) Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more, and other real estate owned.

(4)     Tier I capital divided by risk-weighted assets.

(5)     Total capital divided by risk-weighted assets.

(6)     Tier I capital divided by average total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        From its origins as a one-branch bank in The Dalles, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines, and the expansion and cross-marketing of its existing products and community-bank lending expertise. In 1995, CRB merged with Juniper Banking Company, and in 1996 Columbia was formed as CRB's holding company. In 1996, Columbia acquired Washington-based Klickitat Valley Bank. Further growth came from CRB's Hood River and Bend branch openings, and from the expansion in 1997 of CRB's residential mortgage business. In November 1998, Columbia acquired Valley Community Bank, and in September CRB opened a new branch in Hermiston, Oregon. CRB opened a new branch in Pendleton, Oregon in January 1999, and plans to complete construction of a second Bend branch, including facilities for a business lending group, by mid-1999. Collectively, these growth and acquisition activities have enabled Columbia to diversify its portfolio and its operating risk over several market areas and local economies.

        Columbia's goal is to grow its earning assets while maintaining a high return on equity and keeping asset quality high. The key to this, in Columbia's view, is to emphasize personal, quality banking products and services for its customers, to hire and retain competent branch management and administrative personnel, and to respond quickly to customer demand and growth opportunities. Columbia also intends to increase its market penetration in its existing markets, and to expand into new markets through further suitable acquisitions and through new branch openings. Columbia's goal continues to be increase earning assets without compromising its commitment to high asset quality.

        For the year ended December 31, 1998, net income was $4.72 million, representing an increase of 21.39% over net income of $3.89 million earned during the year ended December 31, 1997. Net income for 1997 was up 42.49% over net income of $2.73 million earned during the year ended December 31, 1996. Net income for 1996 was up 9.64% from $2.49 million for the year ended December 31, 1995. Diluted earnings per share were $0.65, $0.55, and $0.40 for the years ended December 31, 1998, 1997, and 1996, respectively. Return on average assets was 1.83% for the year ended December 31, 1998, compared with 1.77% for the year ended December 31, 1997, and 1.45% in 1996. Return on average equity was 18.10% for the year ended December 31, 1998, compared with 18.37% for the year ended December 31, 1997, and 14.91% for the year ended December 31, 1996. The increase in earnings for the year ended December 31, 1998, versus the comparable period in 1997 can be attributed to growth in earning assets, deposits, fee income growth, increased customer activity at the Bend branch, and greater operating efficiency.

        Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:


                                                                          YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                  1994             1995             1996             1997          1998
                                               -----------      -----------      -----------      -----------      --------
(DOLLARS IN THOUSANDS EXCEPT PER
     SHARE DATA)

Net income                                     $     2,336      $     2,489      $     2,727      $     3,887      $  4,718
Average assets                                     161,671          170,352          188,061          219,905       257,664
RETURN ON AVERAGE ASSETS                              1.45%            1.46%            1.45%            1.77%         1.83%

Net income                                     $     2,336      $     2,489      $     2,727      $     3,887      $  4,718
Average equity                                      14,122           16,114           18,292           21,157        26,069
RETURN ON AVERAGE EQUITY                             16.54%           15.45%           14.91%           18.37%        18.10%

Cash dividends declared and paid per share     $      0.07      $      0.08      $      0.13      $      0.12        $0.2 2
Basic earnings per common share                       0.35             0.37             0.41             0.57         0.6 7
DIVIDEND PAYOUT RATIO                                20.21%           22.30%           32.37%           21.67%        33.64%

Average equity                                 $    14,122      $    16,144      $    18,292      $    21,157      $ 26,069
Average assets                                     161,671          170,352          188,061          219,905       257,664
AVERAGE EQUITY TO ASSET RATIO                         8.74%            9.48%            9.73%            9.62%        10.12%


RESULTS OF OPERATIONS

NET INTEREST INCOME

        For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment security portfolios, and interest expense, principally on customer deposits. Changes in net interest income result from changes in "volume," "spread," and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total average interest-earning assets and is influenced by the relative level of interest-earning assets and interest-bearing liabilities.

        Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

                                                  Year Ended December 31, 1996             Year Ended December 31, 1997
                                               ------------------------------------     ------------------------------------
                                                             Interest      Average                     Interest     Average
                                                Average      Income or    Yields or      Average      Income or    Yields or
                                                Balance       Expense       Rates        Balance       Expense       Rates
                                               ---------     ---------    ---------     ---------     ---------    ---------
                                                                                               (dollars in thousands)
Interest-earning assets:
   Loans                                       $ 111,841     $  11,855        10.60%    $ 140,891     $  14,764        10.48%
   Investment securities
      Taxable securities                          34,781         2,074         5.96        36,826         2,296         6.24
      Nontaxable securities (2)                   14,964         1,168         7.80        15,112         1,114         7.37
   Interest-earning balances due
      from banks                                   2,129            96         4.51         2,322           127         5.45
   Federal funds sold                             11,182           589         5.27         4,114           221         5.38
                                               ---------     ---------    ---------     ---------     ---------    ---------
         Total interest-earning
            assets (3)                           174,897        15,782         9.02       199,265        18,522         9.30
   Cash and due from banks                         7,976                                   14,091
   Premises and equipment, net                     4,092                                    5,096
   Loan loss allowance                            (1,153)                                  (1,315)
   Other assets                                    2,249                                    2,768
                                               ---------                                ---------
         Total assets                          $ 188,061                                $ 219,905
                                               =========                                =========
Interest-bearing liabilities:
   Interest-bearing checking and
      savings accounts                         $  90,062     $   2,967         3.29%    $ 102,005     $   3,313         3.25%
   Time deposit and IRA accounts                  49,286         2,717         5.51        51,164         2,772         5.42
   Borrowed Funds                                  1,073            62         5.66         3,236           185         5.68
                                               ---------     ---------    ---------     ---------     ---------    ---------
         Total interest-bearing liabilities      140,421         5,746         4.09       156,405         6,270         4.01
         Noninterest-bearing deposits             28,328                                   38,299
   Other liabilities                               1,872                                    5,326
                                               ---------                                ---------
         Total liabilities                       170,621                                  200,030
   Shareholders' equity                           17,440                                   19,875
                                               ---------                                ---------
         Total liabilities and
            shareholders' equity               $ 188,061                                $ 219,905
                                               =========                                =========
   Net interest income                                       $  10,036                                $  12,252
                                                             =========                                =========
Net interest spread                                                            4.93%                                    5.29%
                                                                          =========                                =========
Average yield on average earning
   assets (1)                                                                  9.02%                                    9.30%
                                                                          =========                                =========
Interest expense to average earning
   assets                                                                      3.29%                                    3.15%
                                                                          =========                                =========
Net interest margin (3)                                                        5.74%                                    6.15%
                                                                          =========                                =========

                                                     Year Ended December 31, 1998
                                               ------------------------------------
                                                             Interest      Average
                                                Average      Income or    Yields or
                                                Balance       Expense       Rates
                                               ---------     ---------    ---------

Interest-earning assets:
   Loans                                       $ 175,588     $  17,939        10.22%
   Investment securities
      Taxable securities                          31,686         1,890         5.97
      Nontaxable securities (2)                   16,819         1,284         7.63
   Interest-earning balances due
      from banks                                   3,142           159         5.05
   Federal funds sold                              8,042           492         6.12
                                               ---------     ---------    ---------
         Total interest-earning
            assets (3)                           235,277        21,764         9.25
   Cash and due from banks                        14,663
   Premises and equipment, net                     5,545
   Loan loss allowance                            (1,917)
   Other assets                                    4,096
                                               ---------
         Total assets                          $ 257,664
                                               =========
Interest-bearing liabilities:
   Interest-bearing checking and
      savings accounts                         $ 115,101     $   3,571         3.10%
   Time deposit and IRA accounts                  58,370         3,195         5.47
   Borrowed Funds                                  7,929           439         5.53
                                               ---------     ---------    ---------
         Total interest-bearing liabilities      181,400         7,205         3.97
         Noninterest-bearing deposits             48,983
   Other liabilities                               1,212
                                               ---------
         Total liabilities                       231,595
   Shareholders' equity                           26,069
                                               ---------
         Total liabilities and
            shareholders' equity               $ 257,664
                                               =========
   Net interest income                                       $  14,559
                                                             =========
Net interest spread                                                            5.28%
                                                                          =========
Average yield on average earning
   assets (1)                                                                  9.25%
                                                                          =========
Interest expense to average earning
   assets                                                                      3.06%
                                                                          =========
Net interest margin (3)                                                        6.19%
                                                                          =========

-----------------
(1)     Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

(2)     Nonaccrual loans are included in the average balance.

(3) Net interest margin is computed by dividing net interest income by total average earning assets.

        Analysis of Changes in Interest Differential. The following table shows the dollar amount of the increase (decrease) in Columbia's net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:

                                       1996 OVER 1995                   1997 OVER 1996                  1998 OVER 1997
                                -----------------------------    -----------------------------    -----------------------------
                                 INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO
                                -----------------------------    -----------------------------    -----------------------------
                                                        NET                              NET                              NET
                                VOLUME      RATE      CHANGE     VOLUME      RATE      CHANGE     VOLUME      RATE      CHANGE
                                -------    -------    -------    -------    -------    -------    -------    -------    -------
(DOLLARS IN THOUSANDS)
Interest-earning assets:
   Loans                        $ 1,613    $  (370)   $ 1,243    $ 3,079    $  (169)   $ 2,910    $ 3,636    $  (461)   $ 3,175
   Investment securities
     Taxable securities            (261)       182        (79)       122        100        222       (321)       (85)      (406)
     Nontaxable securities          140         29        169         12        (65)       (53)       126         44        170
   Balances due from banks           33         15         48          8         22         30         45        (13)        32
   Federal funds sold               232         14        246       (372)         4       (368)       211         60        271
                                -------    -------    -------    -------    -------    -------    -------    -------    -------
        Total(*)                  1,757       (130)     1,627      2,849       (108)     2,741      3,697       (455)     3,242
                                -------    -------    -------    -------    -------    -------    -------    -------    -------

Interest-bearing liabilities:
   Interest-bearing checking
     and savings accounts           335        (56)       279        393        (47)       346        425       (168)       257
   Time deposits                    282         66        348        104        (49)        55        390         33        423
   Borrowed funds                   (94)        (4)       (98)       122          1        123        267        (11)       256
                                -------    -------    -------    -------    -------    -------    -------    -------    -------
        Total                       523          6        529        619        (95)       524      1,082       (146)       936
                                -------    -------    -------    -------    -------    -------    -------    -------    -------
Net increase (decrease) in
   net interest income          $ 1,234    $  (136)   $ 1,098    $ 2,230    $   (13)   $ 2,217    $ 2,615    $  (309)   $ 2,306
                                =======    =======    =======    =======    =======    =======    =======    =======    =======


* Tax-exempt income has been adjusted to a tax equivalent basis at a 34% rate.

        Net interest income, before provision for loan loss, for the year ended December 31, 1998 was $14.12 million, an increase of 18.94% compared to net interest income of $11.87 million in 1997, which was $2.23 million or 23.13% higher than the $9.64 million in 1996. The overall tax-equivalent earning asset yield was 9.25% in 1998 compared to 9.30% in 1997 and 9.02% in 1996. For the same years, rates on interest-bearing liabilities were 3.97%, 4.01%, and 4.09%, respectively. These results were primarily due to an increase in the volume of earning assets and the growth of noninterest-bearing deposits. For the three-year period 1996 through 1998, the average yield on earning assets increased 0.23% while rates paid on interest-bearing liabilities decreased by 0.12%. Average loans increased 57.00% while average noninterest-bearing deposits increased 72.91%.

        Total interest-earning assets averaged $235.28 million for the year ended December 31, 1998, compared to $199.27 million for the corresponding period in 1997. Most of the increase was due to an increase in loans. Increases in the loan portfolio are attributed to the acquisition of Valley Community Bank, growth from the Columbia River Bank Mortgage Group in Bend, Oregon which opened during the third quarter of 1997, opportunities afforded by the banking industry's consolidation and closure of branches in Columbia's market areas, and the hiring of additional senior lending personnel in strategic branch locations and administrative capacities.

        Interest-bearing liabilities averaged $181.40 million for the year ended December 31, 1998 compared to $156.41 million during the same period in 1997. Although further competitive pressure is expected in expanding deposit relationships, management, as a matter of policy, does not seek to attract high-priced, brokered deposits. In the near-term, management does not anticipate Columbia's net interest margins will be significantly impacted by competitive pressure for deposit accounts.

        Loans, which generally carry a higher yield than investment securities and other earning assets, comprised 74.63% of average earning assets during 1998, compared to 70.71% in 1997 and 63.95% in 1996. During the same periods, average yields on loans were 10.22% in 1998, 10.48% in 1997, and 10.60% in 1996. Investment securities comprised 20.62% of average earning assets in 1998, which was down from 26.06% in 1997 and 28.44% in 1996. The decrease in the portfolio of investment securities has provided funds for Columbia's strong loan growth. Tax equivalent interest yields on investment securities have ranged from 6.54% in 1998 to 6.57% in 1997 and 6.52% in 1996.

        Interest cost, as a percentage of earning assets, decreased to 3.06% in 1998, compared to 3.15% in 1997 and 3.29% in 1996. Local competitive pricing conditions and funding needs for Columbia's investments in loans have been the primary determinants of rates paid for deposits during these three years.

PROVISION FOR LOAN LOSSES

        The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount believed to be sufficient to absorb losses in the loan portfolio. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and a review of delinquent and classified loans. Columbia applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review function and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans.

        The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Columbia's policy is to charge off loans when, in management's opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. When a charge to the loan loss provision is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, and an evaluation of future economic trends in Columbia's market areas. Management will continue to closely monitor the loan quality of new and existing relationships through stringent review and evaluation procedures and by making loan officers accountable for collection efforts.

        For the years ended December 31, 1996 through 1998, Columbia charged $246,000, $581,000, and $1,000,000 respectively, to its provision for loan losses. The 72.12% increase in 1998 over the provision for loan losses recorded in 1997 was necessary to accommodate the growth in Columbia's loan portfolio, to establish a reserve for potential losses consistent with revisions in Columbia's loan policy, and to replenish the allowance for loan losses for charge-offs incurred during 1998. During this period, average outstanding loans grew 57.00% and the allowance for loan losses kept pace by increasing 139.32% through charges to the provision for loan losses. Columbia's increase in the provision for loan losses has primarily been a function of strong loan demand and the resulting growth in the loan portfolio.

        For the year ended December 31, 1998, loan charge-offs exceeded recoveries by $669,000 as compared to 1997, when loan recoveries exceeded charge-offs by $63,000. Nearly one-third of the loss experienced in 1998 was due to a loss from one loan. All remaining net charge-offs incurred by Columbia were smaller in amount and generally distributed evenly among all other branch locations.

NONINTEREST INCOME

        Total noninterest income increased through year-end 1998 from 1996. Over this three-year period, noninterest income has increased from $1.80 million in 1996, to $2.48 million in 1997, and to $4.68 million in 1998. Noninterest income is primarily derived from service charges and related fees, as well as mortgage origination and processing fees. Such income increased $2.20 million, or 88.57% for the year ended December 31, 1998, compared to the year ended December 31, 1997. The principal reason for this increase was income generated by Columbia's mortgage lending division, which was formed in September of 1997, and which operates under the name "Columbia River Bank Mortgage Group." For the year ended 1998, this division generated $924,000 in income from originating, processing, servicing, and selling mortgage loans. The increase was also the result of increasing deposit volumes and related service fees. Service charges were $1.74 million for the year ended December 31, 1998, compared to $1.55 million for the year ended December 31, 1997. Management attributes this 12.91% increase to the increase in customers served at all of Columbia's branches. The remainder of the increase in noninterest income is primarily attributable to improved revenues received from credit card discounts and fees, investment fee income provided by Columbia's financial services department, and other noninterest fees and charges.

NONINTEREST EXPENSE

        Noninterest expenses consist principally of employees' salaries and benefits, occupancy costs, data processing expenses, and other noninterest expenses. A measure of Columbia's ability to contain noninterest expenses is the efficiency ratio. This statistic is derived by dividing total noninterest expenses by total net interest income and noninterest income. For the year ended December 31, 1998, the ratio had slipped to 56.56% compared to 56.37% for the corresponding period of 1997. The decrease in the efficiency ratio primarily reflects increased expenses discussed further below.

   Noninterest expense was $10.63 million for the year ended December 31, 1998, an increase from $8.09 million for the year ended December 31, 1997, and $7.18 million for the year ended December 31, 1996. This was due to an increase in staffing costs, as well as increases in other key operating costs such as occupancy expense and supplies, primarily relating to the formation and staffing of Columbia River Bank Mortgage Group and the opening of the Hermiston and Pendleton, Oregon branches of CRB. Columbia's investments in new and expanded technology for the Mortgage Group's operations, to support internal services, and to provide additional technology-based products for customers also resulted in expense increases. In 1998, Columbia's total noninterest expense was 56.56% of net revenues, while in 1997 and 1996 it was 56.37% and 62.78%, respectively, of net revenues.

        Salary and benefit expense was $6.01 million in 1998, $4.46 million in 1997, and $3.97 million in 1996. As of December 31, 1998, Columbia had 187 full-time equivalent employees, which compares to 133 as of December 31, 1997 and 132 as of December 31, 1996. The increase in this expense category was the result of a full year of staffing the Columbia River Bank Mortgage Group, the staffing of the new Hermiston and Pendleton branches and the normal expense increases associated with maintaining an expanded employee base.

        Net occupancy expense consists of depreciation on premises and equipment, maintenance and repair expenses, utilities, and related expenses. Columbia's net occupancy expense increased steadily over the three-year period. This expense category was $948,000 in 1998, an increase of $212,000, or 28.87%, over the $736,000 reported in 1997. From 1996 to 1998, net occupancy expense increased by $294,000, from $654,000 to $948,000, an increase of 44.95%. These increases reflect the operation of the Bend branch, the occupancy costs associated with the new Hermiston and Pendleton facilities and the formation in 1997 of the Columbia River Bank Mortgage Group. This also reflects the costs relating to continued investment in Columbia's computer systems, which have been upgraded throughout the organization.

        FDIC insurance premiums are a function of outstanding deposit liabilities. Because the Bank Insurance Fund has since been adequately capitalized, Columbia was required to make only nominal premium payments in 1996, 1997 and 1998. For the three year period ended December 31, 1998, Columbia paid the lowest premium available for its deposit insurance coverage.

        Other noninterest expense increases arose from investments in technology and data processing, and in new service delivery channels to enable Columbia to continue its focus on efficient, personal service. Data processing expenses increased 32.30% in 1998 over the previous year, which reflects both the growth of Columbia's customer and account base and ongoing upgrades to the data processing operations.

        One factor that will impact expenses in the immediate near-term future is the Year 2000 issue. Management has initiated an organization-wide program to prepare Columbia's computer systems and applications for the Year 2000. This program involves computer system upgrades, systems testing, contingency planning and personnel training. For a discussion of the Year 2000 issue and its potential impact on Columbia's business and operations, see the information in Item 1 under the heading "The Year 2000 Issue."

INCOME TAXES

        The provision for income taxes was $2.45 million in 1998, $1.80 million in 1997, and $1.29 million in 1996. The provision resulted in effective combined federal and state tax rates of 34.18% in 1998, 31.60% in 1997, and 32.03% in 1996. Effective tax rates differ from combined estimated statutory rates of 38% principally due to the effects of nontaxable interest income which is recognized for book but not for tax purposes. In addition, Columbia's state income tax rate was reduced from 6.6% to 3.81% in 1997 as a result of surplus revenues received by the State of Oregon.

FINANCIAL CONDITION

                             SUMMARY BALANCE SHEETS

                                                  DECEMBER 31,                               INCREASE (DECREASE)
                                      -----------------------------------    ---------------------------------------------------
 (DOLLARS IN THOUSANDS)                  1996        1997         1998         12/31/96 - 12/31/97         12/31/97 - 12/31/98
                                      ---------    ---------    ---------    -----------------------     -----------------------
ASSETS
   Federal funds sold                 $   7,367    $   2,834    $  12,555    $  (4,533)      -61.53%     $   9,721        343.01%
   Investments                           51,484       48,804       47,894       (2,680)       -5.21%          (910)        -1.86%
   Loans                                118,228      155,219      206,552       36,991        31.29%        51,333         33.07%
   Other assets(1)                       23,223       24,970       75,412        1,747         7.52%        50,442        202.01%
                                      ---------    ---------    ---------    ---------     ---------     ---------     ---------

          Total assets                $ 200,302    $ 231,827    $ 342,413    $  31,525        15.74%     $ 110,586         47.70%
                                      =========    =========    =========    =========                   =========

LIABILITIES
   Noninterest-bearing
       deposits                       $  33,549    $  46,377    $  67,409    $  12,828         38.24%    $  21,032         45.35%
   Interest-bearing deposits            145,195      155,191      228,271        9,996          6.88%       73,080         47.09%
                                      ---------    ---------    ---------    ---------     ---------     ---------     ---------
          Total deposits                178,744      201,568      295,680       22,824         12.77%       94,112         46.69%

Other liabilities(2)                      2,025        7,272       11,977        5,247        259.11%        4,705         64.70%
                                      ---------    ---------    ---------    ---------     ---------     ---------     ---------
          Total liabilities             180,769      208,840      307,657       28,071         15.53%       98,817         47.32%

SHAREHOLDERS'
   EQUITY                                19,533       22,987       34,756        3,454         17.68%       11,769         51.20%
                                      ---------    ---------    ---------    ---------     ---------     ---------     ---------

          Total liabilities and
              shareholder's equity    $ 200,302    $ 231,827    $ 342,413    $  31,525         15.74%    $ 110,586         47.70%
                                      =========    =========    =========    =========                   =========

(1) Includes cash and due from banks, fixed assets, and accrued interest receivable.

(2)     Includes accrued interest payable and other liabilities.

INVESTMENTS

        A year-to-year comparison shows that Columbia's investment securities at December 31, 1998, totaled $47.89 million, compared to $48.80 million at December 31, 1997, and $51.48 million at December 31, 1996. This represents a decrease of 5.21% between 1996 and 1997, and a decrease of 1.86% between 1997 and 1998. Increases or decreases in the investment portfolio are primarily a function of loan demand and changes in Columbia's deposit structure. On December 31, 1999, investments in federal funds sold (an overnight investment) were $12.55 million and investments in restricted stock were $1.12 million. The balance of federal funds sold is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.

        Columbia follows a financial accounting principle which requires that investment securities be identified as held-to-maturity or available-for-sale. Held-to-maturity securities are those that Columbia has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if liquidity requirements dictate or if alternative investment opportunities arise. The mix of available-for-sale and held-to-maturity investment securities is determined by management, based on Columbia's asset-liability policy, management's assessment of the relative liquidity of Columbia, and other factors.

        At December 31, 1998, the investment portfolio, excluding restricted equity securities, consisted of 62.99% available-for-sale securities and 37.01% held-to-maturity securities. At December 31, 1997, Columbia's investment portfolio, excluding restricted equity securities, consisted of 65.18% available-for-sale securities and 34.82% held-to-maturity securities, and at December 31, 1996, available-for-sale securities were 18.87% of the portfolio and held-to-maturity securities were 79.83% of the portfolio. The change in mix from 1996 to 1997 was primarily due to an adjustment in the accounting classification of the investment portfolio of Klickitat Valley Bank after its acquisition by Columbia in 1996. The present mix provides greater investment flexibility by placing more of the portfolio in the available-for-sale category.

        At December 31, 1998, Columbia's investment portfolio had total net unrealized gains of approximately $574,000. This compares to net unrealized gains of approximately $371,000 at December 31, 1997, and $46,000 at December 31, 1996. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses Columbia may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

        Federal funds sold are short term investments which mature on a daily basis. Columbia invests in these instruments to provide for additional earnings on excess available cash balances. Because of their short maturities, the balance of federal funds sold fluctuates dramatically on a day-to-day basis. The balance on any one day is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions. Investments in federal funds sold totaled $12.55 million at December 31, 1998, compared to $2.83 million at December 31, 1997, and $7.37 million at December 31, 1996.

        The following table provides the book value of Columbia's portfolio of investment securities as of December 31, 1998, 1997, and 1996, respectively.

                                                            DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                            ------------     ------------     ------------
                                                                1996             1997             1998
                                                            ------------     ------------     ------------
(DOLLARS IN THOUSANDS)

Investments available-for-sale:
    U.S. Treasury securities                                  $ 1,803          $ 3,214          $ 3,199
    U.S. Government obligations                                 7,159           26,943           23,168
    Corporate debt securities                                     452              853              605
    Corporate equity securities                                   300              300              300
    Municipal securities                                           --               --            2,195
                                                              -------          -------          -------
                                                                9,714           31,310           29,467
                                                              -------          -------          -------
Investments held-to-maturity:
    Obligations of states and political subdivisions           15,351           16,571           16,336
    Mortgage-backed securities                                    451              157              974
    U.S. Treasury securities                                    2,319               --               --
    U.S. Government obligations                                20,821               --               --
    Corporate debt securities                                   2,157               --               --
                                                              -------          -------          -------
                                                               41,099           16,728           17,310
                                                              -------          -------          -------
Restricted equity securities                                      672              766            1,117
                                                              -------          -------          -------
               Total investment securities                    $51,485          $48,804          $47,894
                                                              =======          =======          =======

     Investment securities at the dates indicated consisted of the following:

                                       DECEMBER 31, 1996                DECEMBER 31, 1997                  DECEMBER 31, 1998
                                -------------------------------   -------------------------------   -------------------------------
                                          APPROXIMATE                       APPROXIMATE                       APPROXIMATE
                                AMORTIZED    MARKET      %        AMORTIZED    MARKET      %        AMORTIZED    MARKET       %
                                  COST       VALUE     YIELD(*)     COST       VALUE     YIELD(*)     COST       VALUE     YIELD(*)
                                --------- -----------  --------   --------- -----------  --------   --------- -----------  --------
(IN THOUSANDS)
U.S. Treasuries and
     agencies:
   One year or less              $   902    $   904       5.81%    $ 1,599    $ 1,599       5.47%    $   558    $   553       5.34%
   One to five years               3,215      3,196       5.97%      1,611      1,614       5.72%      2,603      2,646       4.80%

U.S. Government
     agencies:
   One year or less                1,814      1,814       5.47%      5,052      5,058       5.75%      1,190      1,181       5.95%
   One to five years              19,393     19,284       6.37%     17,333     17,321       6.35%     20,377     20,465       5.94%
   Five to ten years               5,331      5,304       7.01%      3,701      3,727       6.60%      2,499      2,494       5.94%
   Due after ten years             1,916      1,900       7.30%      1,000        994       7.51%

Obligations of states and
     political subdivisions:
   One year or less                2,659      2,674       5.77%      2,165      2,187       6.00%      2,820      2,822       4.57%
   One to five years               8,340      8,517       6.61%      6,887      7,051       7.29%      7,167      7,379       6.93%
   Five to ten years               3,952      3,966       7.40%      3,005      3,080       6.72%      2,887      2,952       6.56%
   Over ten years                    400        400       7.74%      4,513      4,610       7.35%      5,655      5,838       6.95%

Corporate and other debt
      securities:
   One year or less                1,852      1,861       5.83%        250        250       5.98%        605        605       6.37%
   One to five years                 756        756       6.45%        603        603       6.45%         --         --         --
                                 -------    -------    -------     -------    -------    -------     -------    -------    -------

        Total debt securities     50,530     50,576       6.49%     47,719     48,094       6.90%     46,361     46,935       6.11%

Corporate equity securities          300        300                    300        300                    300        300
Restricted equity securities         672        672                    766        766                    816        816
                                 -------    -------                -------    -------                -------    -------

        Total securities         $51,502    $51,548                $48,785    $49,160                $47,477    $48,051
                                 -------    -------                -------    -------                -------    -------

* Weighted average yields are stated on a federal tax-equivalent basis at a 34% rate, and have been annualized, where appropriate.

LOANS

        Columbia's loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that Columbia seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to Columbia, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of Columbia. Columbia supplements its own supervision of the loan underwriting and approval process with periodic loan audits by outside professionals experienced in loan review work.

        Bank officers are charged with loan origination in compliance with underwriting standards overseen by the loan administration department and in conformity with established loan policies. On an annual basis, the Board of Directors determines the lending authority of the President, who then delegates lending authority to the Chief Lending Officer and other lending officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board or the President within the President's delegated authority.

        The President has authority to approve loans up to a lending limit set by the Board of Directors. All loans above the lending limit of the President and up to a certain limit are reviewed for approval by an internal loan committee. Loans which exceed this limit but are less than pre-established lending limits must be conditionally approved by an internal loan committee, and are subject to the approval of the Board's loan committee up to pre-established lending limits. Minutes from Board loan committee meetings are reviewed by the full Board at regularly scheduled monthly meetings. All loans above the lending limit up to Columbia's statutory loan-to-one-borrower limitation (also known as the legal lending limit) require approval of the full Board of Directors. Columbia's unsecured legal lending limit was $3.48 million at December 31, 1998. Columbia seldom makes loans approaching its unsecured legal lending limit.

        Net outstanding loans totaled $206.55 million at December 31, 1998, representing an increase of $51.33 million, or 33.07%, compared to $155.22 million at December 31, 1997. Loan commitments grew to $57.66 million as of December 31, 1998, representing an increase of $21.35 million over year-end 1997. Net outstanding loans were $118.23 million at December 31, 1996, and $104.18 million at December 31, 1995.

        Columbia's net loan portfolio at December 31, 1998, includes loans secured by real estate (56.32% of total), commercial loans (19.98% of total), agricultural loans (16.75% of total), and consumer loans (8.02% of total). These percentages are generally consistent with previous reporting periods. Loans secured by real estate include loans made for purposes other than financing purchases of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

        This table presents the composition of Columbia's loan portfolio at the dates indicated:

                                    DECEMBER 31, 1996               DECEMBER 31, 1997              DECEMBER 31, 1998
                                 ------------------------       ------------------------       -------------------------
                                  AMOUNT       PERCENTAGE        AMOUNT       PERCENTAGE        AMOUNT        PERCENTAGE
                                 ---------     ----------       ---------     ----------       ---------      ----------
(DOLLARS IN THOUSANDS)

Commercial                       $  26,485          22.40%      $  28,464          18.34%      $  41,275          19.98%
Agricultural                        15,592          13.19%         20,511          13.21%         34,604          16.75%
Real estate secured loans:
   Commercial property              19,255          16.29%         29,319          18.89%         41,090          19.89%
   Farmland                          5,610           4.75%          6,212           4.00%          8,603           4.17%
   Construction                      4,613           3.90%         13,504           8.70%         20,048           9.71%
   Residential                      31,489          26.63%         40,200          25.90%         43,919          21.26%
   Home equity lines                 1,555           1.31%          2,239           1.44%          2,675           1.30%
                                 ---------      ---------       ---------      ---------       ---------      ---------
     Total real estate              62,522          52.88%         91,474          58.93%        116,335          56.32%

Consumer                            13,776          11.65%         15,665          10.09%         16,569           8.02%
Other                                1,148           0.97%          1,356           0.88%            933           0.45%
                                 ---------      ---------       ---------      ---------       ---------      ---------
     Total loans                   119,523         101.09%        157,470         101.45%        209,716         101.53%

Less deferred loan fees               (300)         (0.25)%          (612)         (0.39)%          (784)         (0.38)%
Less reserve for loan losses          (995)         (0.84)%        (1,639)         (1.06)%        (2,380)         (1.15)%
                                 ---------      ---------       ---------      ---------       ---------      ---------

Loans receivable, net            $ 118,228         100.00%      $ 155,219         100.00%      $ 206,552         100.00%
                                 =========      =========       =========      =========       =========      =========

       The following table shows the maturities and sensitivity of Columbia's loans to changes in interest rates at the dates indicated:

                                                              DECEMBER 31, 1997
                                       -----------------------------------------------------------
                                                        DUE AFTER ONE       DUE
                                         DUE IN ONE     YEAR THROUGH       AFTER           TOTAL
(DOLLARS IN THOUSANDS)                  YEAR OR LESS     FIVE YEARS      FIVE YEARS        LOANS
                                       --------------  ---------------  ------------      --------
Commercial loans                          $ 19,312        $  6,098        $  3,054        $ 28,464
Agricultural loans                          19,407             935             169          20,511
Real estate secured loans:
   Commercial property                       4,063          10,257          14,999          29,319
   Farmland                                  1,549           2,709           1,954           6,212
   Construction                              9,957           2,769             778          13,504
   Residential                               8,774           3,586          27,840          40,200
   Home equity lines                         2,086             124              29           2,239
                                          --------        --------        --------        --------
        Total real estate loans             26,429          19,445          45,600          91,474

Consumer                                     6,682           7,131           1,852          15,665
Other                                          937              86             333           1,356
                                          --------        --------        --------        --------

        Total loans                       $ 72,767        $ 33,695        $ 51,008        $157,470
                                          ========        ========        ========        ========

Loans with fixed interest rates                                                           $ 80,654
Loans with floating interest rates                                                          76,816
                                                                                          --------
                                                                                          $157,470
                                                                                          ========

                                                            DECEMBER 31, 1998
                                       ----------------------------------------------------------
                                                      DUE AFTER ONE         DUE
                                        DUE IN ONE     YEAR THROUGH        AFTER           TOTAL
(DOLLARS IN THOUSANDS)                  YEAR OR LESS    FIVE YEARS      FIVE YEARS         LOANS
                                       -------------- --------------   ------------      --------
Commercial loans                         $ 25,827        $ 10,347        $  5,101          41,275
Agricultural loans                         31,499           2,714             391          34,604
Real estate secured loans:
   Commercial property                     10,726          13,603          16,761          41,090
   Farmland                                 1,862           3,872           2,869           8,603
   Construction                            16,421           2,878             749          20,048
   Residential                             13,472           4,463          25,984          43,919
   Home equity lines                        2,553             122              --           2,675
                                         --------        --------        --------        --------
        Total real estate loans            45,034          24,938          46,363         116,335

Consumer                                    7,334           7,710           1,525          16,569
Other                                         734              52             147             933
                                         --------        --------        --------        --------

        Total loans                      $110,428        $ 45,761        $ 53,527        $209,716
                                         ========        ========        ========        ========

Loans with fixed interest rates                                                          $107,389
Loans with floating interest rates                                                        102,327
                                                                                         --------
                                                                                         $209,716
                                                                                         ========


LOAN LOSSES AND RECOVERIES

        The reserve for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the reserve for loan losses when management believes that the collectibility of the principal or a portion thereof is unlikely. The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower's ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower's financial condition is such that collection of interest is doubtful.

        The following table shows Columbia's loan loss experience for the periods indicated:

                                                                               YEARS ENDED DECEMBER 31,
                                                       -------------------------------------------------------------------------
                                                         1994            1995            1996            1997            1998
                                                       ---------       ---------       ---------       ---------       ---------
(DOLLARS IN THOUSANDS)
Loans outstanding at end of period, net of
   unearned interest income                            $  91,024       $ 105,250       $ 119,223       $ 156,858       $ 208,932
                                                       =========       =========       =========       =========       =========

Average loans outstanding for the period               $  87,609       $  97,087       $ 111,841       $ 140,891       $ 175,588
                                                       =========       =========       =========       =========       =========
Reserve for loan losses balance, beginning of year     $     992       $     955       $   1,072       $     995       $   1,639
                                                       ---------       ---------       ---------       ---------       ---------
Loans charged off:
   Commercial                                               (193)            (34)            (30)             (7)           (219)
   Real estate                                                --              --              --              --             (51)
   Agriculture                                               (50)            (14)           (317)             --            (369)
   Installment loans                                         (19)            (16)            (21)            (19)            (77)
   Credit card and related accounts                           (7)            (55)             (9)            (14)            (51)
                                                       ---------       ---------       ---------       ---------       ---------
         Total loans charged off                            (269)           (119)           (377)            (40)           (767)
                                                       ---------       ---------       ---------       ---------       ---------

Recoveries:
   Commercial                                                 19             107              26              21              40
   Real estate                                                --              --              --              --              --
   Agriculture                                                 1               7               7              80              49
   Installment loans                                           4              31              20               1               1
   Credit card and related accounts                            5               3              --               1               8
                                                       ---------       ---------       ---------       ---------       ---------
         Total recoveries                                     29             148              53             103              98
                                                       ---------       ---------       ---------       ---------       ---------
Net (charge-offs) recoveries                                (240)             29            (324)             63            (669)

Provision charged to operations                              203              88             247             581           1,000
                                                       ---------       ---------       ---------       ---------       ---------

Acquisition of Valley Community Bancorp                      410
                                                       ---------       ---------       ---------       ---------       ---------
Reserve for loan losses balance, end of period         $     955       $   1,072       $     995       $   1,639       $   2,380
                                                       =========       =========       =========       =========       =========

Ratio of net loans charged off (recovered) to
   average loans outstanding                                0.27%          (0.03)%          0.29%          (0.04)%          0.38%

Ratio of reserve for loan losses to loans at
   end of period                                            1.05%           1.02%           0.83%           1.04%           1.13%


        The adequacy of the reserve for loan losses should be measured in the context of several key ratios: (1) the ratio of the reserve to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Since 1993, Columbia's ratio of the reserve for loan losses to total loans has ranged from 0.83% to 1.13%. The amounts provided by these ratios have been sufficient to fund Columbia's charge-offs, which have not been historically significant, and to provide for potential losses as the loan portfolio has grown. These ratios have also been consistent with the level of nonperforming loans to total loans. From December 31, 1993 through June 30, 1998, nonperforming loans to total loans have ranged from a low of 0.20% to a high of .93%. This experience tracks with changes in the ratio of the reserve for loan losses to total loans and with the actual balances maintained in the reserve account. Finally, Columbia's historical ratio of net charge-offs (recoveries) to average outstanding loans illustrates its favorable loan charge-off and recovery experience. In two of the five years from 1994 to 1998, annual loan recoveries have actually exceeded charge-offs. For the remaining three years between December 31, 1994 and 1998, net charge-offs ranged from 0.27% to 0.38% of average loans. Management believes Columbia's loan underwriting policies and its loan officers' knowledge of their customers are significant contributors to Columbia's success in limiting loan losses.

       During the year ended December 31, 1998, Columbia recognized $767,000 in loan losses and $9,000 in recoveries. One large loss of $206,000, net of recoveries, contributed significantly to this increase over the prior five years. Although management worked with the borrower to establish a viable repayment plan, the loan, which was identified for its credit weaknesses at the time Columbia acquired Klickitat Valley Bank, was ultimately recognized as a loss. Other charge-offs recorded in 1998 were not as significant and were consistent with Columbia's historical experience in view of the growth in its loan portfolio. Management has taken aggressive action to limit credit losses by lowering lending authorities, when and if appropriate, and has recently added further staff to credit administration functions. Therefore, management believes its charge-off and recovery experience will be consistent with that of prior years and that implementation of Columbia's current loan underwriting, oversight, and collection policies , once implemented, will serve to promote high asset quality and low loan loss experience at all of its branches, including its proposed new branch facilities and at Valley after its pending acquisition.

        The following table presents information with respect to nonperforming loans and other assets:

                                                                DECEMBER 31,
                                           ------------------------------------------------------
                                            1994        1995        1996        1997        1998
                                           ------      ------      ------      ------      ------
(DOLLARS IN THOUSANDS)
Loans on nonaccrual status                 $   68      $  308      $  229      $1,041      $1,082
Loans past due - greater than 90 days         118          60          30         414          --
Restructured loans                             --          --          --          --         825
                                           ------      ------      ------      ------      ------
         Total nonperforming loans            186         368         259       1,455       1,907

Other real estate owned                         5          --          --          --         281
                                           ------      ------      ------      ------      ------

         Total nonperforming assets        $  191      $  368      $  259      $1,455      $2,188
                                           ======      ======      ======      ======      ======

Allowance for loans losses                 $  955      $1,072      $  995      $1,639      $2,380
Ratio of total nonperforming assets to
   total assets                              0.12%       0.21%       0.04%       0.63%       0.64%
Ratio of total nonperforming loans to
   total loans                               0.20%       0.35%       0.21%       0.93%       0.91%
Ratio of allowance for loan losses to
   total nonperforming assets              500.00%     291.30%     384.17%     112.65%     108.82%


        Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at December 31, 1998, totaled approximately $1.08 million, compared to $1.04 million at December 31, 1997, and $229,000 at the end of 1996.

        In 1998, Columbia adopted procedures to identify and monitor loans that have had their original terms restructured to accommodate borrowers' financial needs. Loan revisions and modifications are commonly provided to meet the credit needs of borrowers in weakened financial condition and to enhance ultimate collection. As of December 31, 1998, Columbia identified loans totaling $825,000 that had been classified as restructured. All of these loans are currently performing in accordance with their restructured terms. However, management will continue to monitor these loans for any changes or deterioration in performance.

        At December 31, 1998, Columbia had $281,000 in the other real estate owned ("OREO") category, which represents assets held through loan foreclosure or recovery activities. There were no assets in OREO at December 31, 1997 or 1996.

DEPOSITS

        The following table sets forth the average balances of Columbia's interest-bearing deposits, interest expense, and average rates paid for the periods indicated:

                                    YEAR ENDED DECEMBER 31,            YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                              1996                              1997                              1998
                                 ------------------------------    ------------------------------    ------------------------------
                                 AVERAGE    INTEREST    AVERAGE    AVERAGE    INTEREST   AVERAGE     AVERAGE    INTEREST   AVERAGE
                                 BALANCE    EXPENSE      RATE      BALANCE    EXPENSE      RATE      BALANCE    EXPENSE      RATE
                                 --------   --------   --------    --------   --------   --------    --------   --------   --------
(DOLLARS IN THOUSANDS)
Interest-bearing checking        $ 66,856   $  2,238       3.35%   $ 79,134   $  2,645       3.34%   $ 92,669   $  2,962       3.20%
Savings                            26,986        842       3.12%     30,818      1,172       3.80%     26,252        855       3.26%
Time deposits                      45,506      2,604       5.72%     43,217      2,268       5.25%     54,550      2,949       5.41%
                                 --------   --------   --------    --------   --------   --------    --------   --------   --------

     Total interest-bearing
        deposits                  139,348   $  5,684       4.08%    153,169   $  6,085       3.97%    173,471   $  6,766       3.90%
                                            ========   ========               ========   ========               ========   ========

     Total noninterest-bearing
        deposits                   28,328                            38,299                            48,983
                                 --------                          --------                          --------

     Total noninterest and
        noninterest-bearing
        deposits                 $167,676                          $191,468                          $222,454
                                 ========                          ========                          ========

        At December 31, 1998, total deposits were $295.68 million, an increase of $94.11 million or 49.69%, from total deposits of $201.57 million at December 31, 1997. Total deposits in 1997 increased by 12.77% over 1996. Deposit growth in 1997 and 1998 was due to a combination of pricing strategies, increased marketing, and increased emphasis on implementing a sales culture within the branches, as well as the acquisition of VCB. The growth in deposit accounts has primarily been in interest-bearing and noninterest-bearing demand accounts. Noninterest-bearing demand deposits, also called "core deposits," continued to be a significant portion of Columbia's deposit base. To the extent Columbia can fund operations with core deposits, net interest spread, which is the difference between interest income and interest expense, will improve. At December 31, 1998, core deposits accounted for 22.80% of total deposits, down slightly from 23.01% as of December 31, 1997.

        Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as Columbia adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 1998, total interest-bearing deposit accounts were $228.27 million, an increase of $73.08 million, or 47.09%, from December 31, 1997. Increases were strong in all interest-bearing deposit categories, including interest bearing demand accounts, savings accounts, and time deposits. Interest-bearing demand accounts increased $49.21 million, or 57.56%, from December 31, 1997 to 1998, and $12.83 million, or 17.66%, from 1996 to 1997. The growth in these deposits has, in management's opinion, been helped by continued customer perceptions of declining service levels provided by super-regional bank competitors.

        Columbia is not dependent on brokered deposits or high-priced time deposits. At December 31, 1998, time certificates of deposits in excess of $100,000 totaled $10.88 million, or 3.68% of total outstanding deposits, compared to $8.94 million, or 4.43%, of total outstanding deposits at December 31, 1997, and $12.21 million, or 6.83%, of total outstanding deposits at December 31, 1996. The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 1998:

(IN THOUSANDS)
         Three months or less                         $20,882
         Over three through six months                 19,006
         Over six months through twelve months         12,670
         Over twelve months                            13,028
                                                      -------
                                                      $65,586
                                                      =======

SHORT-TERM BORROWINGS

        The following table sets forth certain information with respect to Columbia's Federal Home Loan Bank of Seattle borrowings as of December 31, 1994, 1995, 1996, 1997, and 1998.

                                                                           DECEMBER 31,
                                                ------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                           1994           1995           1996           1997           1998
                                                ------         ------         ------         ------         ------
Amount outstanding at end of period             $3,381         $1,200         $  600         $4,600         $7,300
Weighted average interest rate at end of
   period                                         5.27%          5.42%          5.68%          5.89%          5.41%
Maximum amount outstanding at any
   month-end and during the year                $4,031         $3,581         $1,200         $4,600         $7,600
Average amount outstanding during the
   period                                       $1,872         $2,341         $  813         $2,781         $6,933
Average weighted interest rate during
   the period                                     5.08%          6.15%          5.86%          5.80%          5.53%


SHAREHOLDERS' EQUITY

        Shareholders' equity increased $11.77 million during 1998. Shareholders' equity at December 31, 1998, was $34.76 million compared to $22.99 million at December 31, 1997. This increase reflects net income and comprehensive income of $4.76 million, $237,000 in exercised stock options, and sales of common stock of $8.36 million. These additions to equity were partially offset by cash dividends paid or declared of $1.59 million..

        Dividends declared and paid were $0.22 per share in 1998, $0.12 per share in 1997, and $0.13 per share in 1996. Dividends in 1996 exceeded those for 1997 as a result of a change in Columbia's dividend policy from annual to quarterly payments and a special $.07 per share dividend paid to shareholders following Columbia's acquisition of Klickitat Valley Bank in 1996.

LIQUIDITY

        Columbia has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, Columbia's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale and securities held-to-maturity with maturities in the next three months. At December 31, 1998, these liquid assets totaled $95.88 million or 28.00% of total assets as compared to $50.94 million or 21.98% of total assets at December 31, 1997. Another source of liquidity is the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks. At December 31, 1998, credit limits through these institutions totaled approximately $58.12 million.

        The analysis of liquidity also includes a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 1998. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $4.72 million, which is adjusted for noncash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect dividends paid to shareholders.

        At December 31, 1998, Columbia had outstanding commitments to make loans of $57.66 million. Nearly all of these commitments represented unused portions of credit lines available to consumers under credit card and other arrangements and to businesses. Many of these credit lines will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that Columbia's sources of liquidity are more than adequate to meet likely calls on outstanding commitments; although there can be no assurance in this regard.

CAPITAL

        The Federal Reserve Board and the Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk.

        The following reflects Columbia's various capital ratios at December 31, 1998, and December 31, 1997, as compared to regulatory minimums for capital adequacy purposes:

                           AT DECEMBER 31, 1997    AT DECEMBER 31, 1998   REGULATORY MINIMUM
                           --------------------    --------------------   ------------------
Tier I capital                      13.70%                  10.90%               4.00%
Total risk-based capital            14.70%                  11.90%               8.00%
Leverage ratio                      10.60%                   8.90%               4.00%

ITEM 7A        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET-LIABILITY MANAGEMENT AND INTEREST RATE SENSITIVITY

        Columbia's results of operations depend substantially on its net interest income. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. Columbia's interest and pricing strategies are driven by its asset-liability management analysis and by local market conditions.

        Columbia seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates and to manage its interest rate risk. Columbia further strives to serve its communities and customers through deployment of its resources on a corporate-wide basis so that qualified loan demands may be funded wherever necessary in its branch banking system. Asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities. If assets and liabilities do not mature or reprice simultaneously, and in equal amounts, the potential for exposure to interest rate risk exists, and an interest rate "gap" is said to be present.

        Rising and falling interest rate environments can have various effects on a bank's net interest income, depending on the interest rate gap, the relative changes in interest rates that occur when assets and liabilities are repriced, unscheduled repayments of loans, early withdrawals of deposits, and other factors.

        The following table sets forth the dollar amount of maturing interest-earning assets and interest-bearing liabilities at December 31, 1998, and the difference between them for the maturing or repricing periods indicated. The amounts in the table are derived from Columbia's internal data, which varies from amounts classified in its financial statements, and, although the information may be useful as a general measure of interest rate risk, the data could be significantly affected by external factors such as prepayments of loans or early withdrawals of deposits. Each of these may greatly influence the timing and extent of actual repricing of interest-earning assets and interest-bearing liabilities.

                                                                  DECEMBER 31, 1998
                                            ---------------------------------------------------------------
                                            VARIABLE          LESS THAN         ONE YEAR
                                              RATE            ONE YEAR          OR LONGER           TOTAL
                                            ---------         ---------         ---------         ---------
(DOLLARS IN THOUSANDS)
ASSETS
Investments                                 $  37,177         $   7,957         $  45,890         $  91,024
Loans                                          79,533            35,032            91,987           206,552
                                            ---------         ---------         ---------         ---------

Total assets                                  116,710            42,989           137,877           297,576

LIABILITIES
Core deposits                                 162,601            42,414            79,787           284,802
Jumbo CDs                                          --             9,565             1,313            10,878
Borrowings                                      8,066                --             1,668             9,734
                                            ---------         ---------         ---------         ---------

Total liabilities                             170,667            51,979            82,768           305,414
                                            ---------         ---------         ---------         ---------

                                              (53,957)           (8,990)           55,109            (7,838)
                                            ---------         ---------         ---------         ---------

Net cumulative position                     $ (53,957)        $ (62,947)        $  (7,838)
                                            =========         =========         =========
Cumulative Gap as a percent of assets          (15.76)%          (18.38)%           (2.29)%
                                            =========         =========         =========

        The net cumulative gap position is somewhat negative since more liabilities than assets reprice during the next year. This exposure to increasing rates is currently exaggerated by "sticky" deposit rates (not expected to reprice rapidly in increasing rate environment) and a higher than normal level of short-term cash (not included in rate sensitive assets). However, Columbia's asset rates change more than deposit rates, and management feels Columbia's asset yields will change more than cost of funds when rates change.

        Management believes that Columbia has relatively low interest rate risk that is somewhat asset-sensitive. The net interest margin should increase slightly when rates increase and shrink somewhat when rates fall. This interest rate risk is driven by concentration of rate sensitive variable rate and short-term commercial loans, one of Columbia's major business lines. Columbia does have significant amounts of fixed rate loans to offset most of the impact from repricing of short-term loans. However, there can be no assurance that fluctuations in interest rates will not have a material adverse impact on Columbia.

        Columbia's sensitivity to gains or losses in future earnings due to hypothetical decreases or increases in interest rates is as follows:

                INCREASE OR              FINANCIAL IMPACT
                DECREASE IN                   ON NET
              INTEREST RATES             INTEREST MARGIN
              --------------             ---------------
                   2%                     $1,602,000
                   1%                       $801,000
                  -1%                      ($839,000)
                  -2%                    ($1,762,000)

ITEM 8         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this item is contained in Columbia Bancorp's Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the annual meeting of shareholders to be held April 16, 1999, and is incorporated herein by reference.

ITEM 11        EXECUTIVE COMPENSATION

        The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the annual meeting of shareholders to be held April 16, 1999, and is incorporated herein by reference.

        In addition to the information incorporated herein by reference, the following additional information is provided pursuant to Section 402(k) of Regulation S-K.

METHODS AND PROCEDURES FOR SETTING EXECUTIVE COMPENSATION; COMMITTEE REPORTS

        Columbia's top executive, Terry L. Cochran, served as President and Chief Executive Officer of both Columbia Bancorp and of its subsidiary CRB in 1998. Mr. Cochran's 1998 compensation package, including base salary and cash bonus compensation, was determined by the Executive Committee of CRB and approved by the entire CRB Board. (Mr. Cochran was a member of the CRB Executive Committee in 1998, but did not participate in final Committee decisions relating to his own compensation.)

        Mr. Cochran's 1998 base compensation was determined by the Executive Committee with reference to compensation data from various surveys of peer group bank compensation, principally the Milliman & Robertson, Inc. Northwest Financial Industry Salary Survey. This data was used as a reference point to set base compensation at what the Executive Committee believed was a competitive level. For 1998, Mr. Cochran received base compensation of $143,333. In setting Mr. Cochran's cash bonus compensation, the Executive Committee employed a quantitative formula consisting of six growth and performance measures: (1) the quality of Columbia's loan portfolio; (2) return on assets and equity; (3) asset growth; (4) stock price; (5) regulatory compliance; and (6) technology plan goal achievement. Each component of the formula was given a percentage weighting based on the Executive Committee's judgement of the importance of the measure. For example, in 1998 return on assets and equity was given the greatest relative weighting in the formula. Each performance measure is also assigned a range of target levels. At year end, the target level achieved for each performance measure is combined to arrive at the final bonus compensation award. The maximum bonus compensation that may be awarded under the formula is 50% of base salary.

        In 1998, Mr. Cochran's total cash bonus compensation was $50,166, or 35% of total base compensation of $143,333. The factors which the Board weighted most heavily in making the final 1998 bonus determination were return on equity, average asset growth, and regulatory compliance, which collectively constituted 60% of the total bonus formula. For the 1998 calendar year, the targets set for these three factors were fully achieved.

        Base compensation and cash bonus compensation for Columbia's four other executive officers is determined through a yearly performance and goal setting process involving each executive officer. The CRB Board delegated this task to Mr. Cochran in 1998. Mr. Cochran met individually with each executive officer to review the past year's performance and to set compensation and performance goals for the next year. Base compensation for executive officers is determined with reference to surveys of peer group bank compensation for comparable positions, principally the Milliman & Robertson, Inc. Northwest Financial Industry Salary Survey. Cash bonus compensation for executive officers is based on a quantitative formula consisting of various growth and performance measures depending on the nature of the executive officer's responsibilities. For example, the Chief Lending Officer's cash bonus compensation depends heavily on the quality of Columbia's loan portfolio. Each performance measure is also assigned a range of target levels. At year end, the target level achieved for each performance measure is combined to arrive at the final bonus compensation award. For 1998 the maximum cash bonus compensation that could be awarded to executive officers under the formula was 30% of base salary.

        The role of CRB's Human Resources Committee in the executive compensation process is to gather and analyze comparative compensation data, to set the general outlines of Columbia's cash bonus compensation program, and to make preliminary recommendations to the full CRB Board concerning stock option grants. In 1998 the Human Resources Committee was not directly involved in setting compensation for the executive officers.

        The Board of Directors of Columbia in its discretion awards incentive compensation in the form of stock options grants from time to time to executive officers and other Columbia personnel. The Board does not employ quantitative criteria in awarding stock options. In 1998 no stock options were granted to Columbia's executive officers.

        This report is submitted by: (1) the CRB Executive Committee, consisting of Donald T. Mitchell, Chairperson, William A. Booth, Terry L. Cochran, Jean S. McKinney, James B. Roberson, Greg P. Walden and (prior to his resignation in December of 1998) Stephen D. Martin, and (2) the CRB Human Resources Committee, consisting of Jean S. McKinney, Chairperson, Robert L. R. Bailey, Charles F. Beardsley and Terry L. Cochran.

ITEM 12        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the Annual Meeting of Shareholders to be held April 16, 1999, and is incorporated herein by reference.

ITEM 13        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item is contained in Columbia Bancorp's definitive proxy statement for the Annual Meeting of Shareholders to be held April 16, 1999, and is incorporated herein by reference.

                                     PART IV

ITEM 14        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    Exhibits.

        Pursuant to Item 601 of Regulation S-K, the following exhibits are attached hereto or are incorporated herein by reference.

        (Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 19 to the Consolidated Financial Statements included in Columbia's 1998 Annual Report to Shareholders. A copy of this 1998 Annual Report is attached hereto as an exhibit.)

        1. Articles of Incorporation and Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). A copy of Columbia's Articles of Incorporation, as amended, is attached hereto. Columbia's Bylaws are attached as Exhibit 15.5 to Columbia's Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

        2. Material Contracts. (Regulation S-K, Item 601, Exhibit Table Item (10)).

                10.1 Employment Agreement of May 1, 1998 between Terry L. Cochran and Columbia Bancorp, a copy of which is attached hereto.

                10.2 Deferred Compensation Agreement of May 1, 1998 between Terry L. Cochran and Columbia Bancorp, a copy of which is attached hereto.

                10.3 Columbia Bancorp 1999 Stock Incentive Plan, adopted by Columbia's Board of Directors on February 19, 1999 and subject to shareholder approval at Columbia's annual meeting of shareholders scheduled for April 16, 1999. A copy of the Stock Incentive Plan is attached as Exhibit 1 to the definitive proxy materials filed by Columbia with the Securities and Exchange Commission on March 9, 1999, and is incorporated herein by this reference.

        3. Annual Report to Shareholders. (Regulation S-K, Item 601, Exhibit Table Item (13)). A copy of Columbia's 1998 Annual Report to Shareholders is attached hereto.

        4. List of Subsidiaries. (Regulation S-K, Item 601, Exhibit Table Item
(21)). Attached hereto is a list of Columbia's subsidiaries as of December 31, 1998.

        5. Financial Data Schedule. (Regulation S-K, Item 601, Exhibit Table Item (27)). Columbia's Financial Data Schedule is attached hereto.

        (b) Reports on Form 8-K.

        Columbia filed one Report on Form 8-K in the fourth quarter of 1998. The Report was filed as of December 4, 1998, and described the completion of Columbia's acquisition of Valley Community Bancorp, which was effective as of November 30, 1998. The Report incorporated by reference certain pro forma and other financial information relating to the acquisition filed as part of Columbia's Form 10-Q for the period ending September 30, 1998.

        Upon written request to Columbia's Chief Financial Officer, Neal T. McLaughlin, P.O. Box 1050, The Dalles, Oregon 97058 a copy of any exhibit referenced herein will be provided to the requesting party upon payment of Columbia's reasonable copying expense of $.25 per page.

                                   SIGNATURES

        In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BANCORP


DATED: March 26, 1999                   By: /s/ Terry L. Cochran
                                            -----------------------------------
                                            Terry L. Cochran, President & C.E.O.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR


DATED: March 26, 1999                   By: /s/ Terry L. Cochran
                                            -----------------------------------
                                            Terry L. Cochran, President, C.E.O.,
                                            and Director


                                        CHIEF FINANCIAL OFFICER


DATED: March 26, 1999                   By: /s/ Neal T. McLaughlin
                                            -----------------------------------
                                            Neal T. McLaughlin: Chief Financial
                                            Officer and Chief Accounting Officer
                                            - Columbia Bancorp

                                        DIRECTORS:


DATED: March 26, 1999                   By: /s/ Don T. Mitchell
                                            -------------------------
                                            Don T. Mitchell, Director


DATED: March 26, 1999                   By: /s/ William A. Booth
                                            --------------------------
                                            William A. Booth, Director


DATED: _________________, 1999          By: ____________________________________
                                            Robert L. R. Bailey, Director


DATED: _________________, 1999          By: ____________________________________
                                            Charles F. Beardsley, Director


DATED: _________________, 1999          By: ____________________________________
                                            Dennis Carver, Director


DATED: _________________, 1999          By: ____________________________________
                                            Ted M. Freeman, Director

                                   SIGNATURES
                                   (Continued)



DATED: March 26, 1999                   By: /s/ Jane F. Lee
                                            ---------------------
                                            Jane F. Lee, Director


DATED: March 26, 1999                   By: /s/ Jean McKinney
                                            -----------------------
                                            Jean McKinney, Director


DATED: March 29, 1999                   By: /s/ James B. Roberson
                                            ---------------------------
                                            James B. Roberson, Director


DATED: _________________, 1999          By: ____________________________________
                                            Greg Walden, Director

                                 EXHIBIT INDEX

EXHIBIT                                                                         PAGE
-------                                                                         ----
3.1(I)         Columbia Bancorp's Articles of Incorporation, as amended

10.1           Employment  Agreement  of  May 1,  1998  between  Terry  L.
               Cochran and Columbia Bancorp.

10.2           Deferred  Compensation  Agreement  of May 1,  1998  between
               Terry L. Cochran and Columbia Bancorp.

13.1           1998 Annual Report to Shareholders.

21.1           Columbia's subsidiaries as of December 31, 1998.

27.1           Financial Data Schedule.