Form 10-Q
period 1999-03-31
COLUMBIA BANCORP \OR\
filed 1999-05-12
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ____________

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

        7,976,597 shares of common stock as of May 10, 1999

                                COLUMBIA BANCORP

                                    FORM 10-Q

                                 MARCH 31, 1999

                                      INDEX

                                                                                     PAGE
PART I - FINANCIAL INFORMATION                                                     REFERENCE
------------------------------                                                     ---------

     Consolidated Balance Sheets as of March 31, 1999 and                              3
           December 31, 1998.

     Consolidated Statements of Income and Comprehensive Income for the                4
           quarters ended March 31, 1999 and 1998.

     Consolidated Statements of Cash Flows for the three months ended March            5
           31, 1999 and 1998.

     Consolidated Statements of Changes in Shareholders' Equity for the                6
           periods of December 31, 1996 to March 31, 1999.

     Notes to Consolidated Financial Statements                                       7-8

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
           Overview                                                                    9
           Material Changes in Financial Condition                                   9-10
           Material Changes in Results of Operations                                 10-11
           Loan Loss Provision                                                        11
           Liquidity and Capital Resources                                            11

     Quantitative and Qualitative Disclosures about Market Risk                       11


PART II - OTHER INFORMATION

     Item 5 - Other Information                                                      11-12

     Item 6 - Exhibits and Reports on Form 8-K                                        12

     Signatures                                                                       12


                        COLUMBIA BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         March 31,          December 31,
                                                                           1999                1998
                                                                       ------------         ------------
ASSETS                                                                 (Unaudited)           (Audited)
Cash and due from banks                                                $ 21,661,040         $ 22,643,895
Interest-bearing deposits with other banks                               14,955,674           30,575,012
Federal funds sold                                                       14,680,586           12,554,775
                                                                       ------------         ------------
          Total cash and cash equivalents                                51,297,300           65,773,682

Investment securities available-for-sale                                 34,031,046           29,466,769
Investment securities held-to-maturity                                   21,161,895           17,310,222
Restricted equity securities                                              1,166,450            1,117,200
                                                                       ------------         ------------
          Total investment securities                                    56,359,391           47,894,191

Loans held-for-sale                                                       7,033,373            7,818,603
Loans, net of allowance for loan losses and unearned loan fees          195,372,351          198,733,188
Property and equipment, net of depreciation                               8,702,568            8,190,068
Accrued interest receivable                                               2,688,181            2,487,122
Goodwill                                                                  9,117,808            9,286,832
Other real estate owned                                                     439,880              280,800
Other assets                                                              3,543,939            1,948,763
                                                                       ------------         ------------
          Total assets                                                 $334,554,791         $342,413,249

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Noninterest bearing demand deposits                                $ 64,680,007         $ 67,408,747
    Interest bearing demand accounts                                    122,333,703          134,716,357
    Savings accounts                                                     29,654,321           27,969,402
    Time certificates                                                    71,317,926           65,585,883
                                                                       ------------         ------------
          Total deposits                                                287,985,957          295,680,389

Notes payable                                                             8,792,693            9,734,095
Accrued interest payable and other liabilities                            2,449,211            2,242,545
                                                                       ------------         ------------
          Total liabilities                                             299,227,861          307,657,029
                                                                       ------------         ------------

Shareholders' equity:
    Common stock, no par value; 10,000,000 shares
          authorized, 7,967,932 issued and outstanding
          (7,949,032 at December 31, 1998)                               14,208,691           14,125,315
    Additional paid-in capital                                            6,317,732            6,317,732
    Retained earnings                                                    14,879,334           14,257,975
    Accumulated other comprehensive income, net of tax                      -78,827               55,198
                                                                       ------------         ------------
                Total shareholders' equity                               35,326,930           34,756,220
                                                                       ------------         ------------
                                                                       $334,554,791         $342,413,249
                                                                       ============         ============


See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                               Three months ended
                                                                    March 31,
                                                         --------------------------------
                                                             1999                 1998
                                                         -----------          -----------
INTEREST INCOME
Interest and fees on loans                               $ 5,068,903          $ 4,034,363
Interest on investments
       Taxable investment securities                         426,140              413,481
       Nontaxable investment securities                      230,010              212,122
Other interest income                                        444,318              100,939
                                                         -----------          -----------
       Total interest income                               6,169,371            4,760,905

INTEREST EXPENSE
Interest bearing demand and savings                          984,778              858,484
Interest on time deposit accounts                            938,374              682,640
Other borrowed funds                                         116,420               88,153
                                                         -----------          -----------
       Total interest expense                              2,039,572            1,629,277
                                                         -----------          -----------
NET INTEREST INCOME                                        4,129,799            3,131,628
PROVISION FOR LOAN LOSSES                                    350,000              225,000
                                                         -----------          -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                3,779,799            2,906,628

NONINTEREST INCOME
Service charges and fees                                     499,713              407,243
Credit card discounts and fees                                99,381               81,092
Financial services department income                          85,289               63,974
Mortgage servicing revenue                                   246,421                   --
Gain on sale of loans, net of discount                        64,890               88,785
Mortgage loan origination income                             204,486               98,222
Other noninterest income                                     158,450              124,677
                                                         -----------          -----------
       Total noninterest income                            1,358,630              863,993

NONINTEREST EXPENSE
Salaries and employee benefits                             1,883,383            1,260,091
Occupancy expense                                            295,700              198,730
Credit card processing fees                                   69,571               49,150
Office Supplies                                               61,062               42,919
Data processing expense                                      138,934               86,331
Other noninterest expenses                                   995,543              639,670
                                                         -----------          -----------
       Total noninterest expense                           3,444,193            2,276,891
                                                         -----------          -----------
INCOME BEFORE INCOME TAXES                                 1,694,236            1,493,730
PROVISION FOR INCOME TAXES                                   594,926              487,853
                                                         -----------          -----------
NET INCOME                                               $ 1,099,310          $ 1,005,877
                                                         ===========          ===========
OTHER COMPREHENSIVE INCOME, NET
Unrealized gain or loss on AFS securities, net              (127,273)               5,469
Reclassification for gain included in net income              (6,752)             (30,960)
                                                         -----------          -----------
                                                            (134,025)             (25,491)
                                                         -----------          -----------
COMPREHENSIVE INCOME                                     $   965,285          $   980,386
                                                         ===========          ===========

Earnings per share of common stock
       Net Income Basic                                  $      0.14          $      0.15
       Net Income Diluted                                $      0.14          $      0.14
Weighted average common shares outstanding
       Basic                                               7,959,859            6,898,983
       Diluted                                             8,109,358            7,117,743


See accompanying notes

                        COLUMBIA BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Three months ended
                                                                                              March 31,
                                                                                   ----------------------------------
                                                                                       1999                  1998
                                                                                   ------------          ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income                                                                         $  1,099,310          $  1,005,877
Adjustments to reconcile net income to net cash from operating activities:
    Loss (Gain) on sale or call of investments                                           (6,610)              (33,960)
    Depreciation and amortization                                                       322,064               119,553
    Federal Home Loan Bank stock dividend                                               (22,600)              (14,400)
    Provision for loan losses                                                           350,000               225,000
Increase (decrease) in cash due to changes in assets/liabilities
    Accrued interest receivable                                                        (201,059)              (12,881)
    Other assets                                                                     (1,911,411)             (397,341)
    Accrued interest payable and other liabilities                                      206,666              (399,676)
                                                                                   ------------          ------------
    NET CASH FROM OPERATING ACTIVITIES                                                 (163,641)              492,172
                                                                                   ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities                                      --             3,086,176
Proceeds from maturity of available-for-sale securities                               5,840,157             8,664,868
Proceeds from the maturity of held-to-maturity securities                               420,000               210,298
Purchases of  held-to-maturity securities                                            (3,685,880)                   --
Purchases of available-for-sale securities                                          (11,457,783)           (7,000,158)
Purchase of restricted equity securities                                                (26,650)                   --
Net change in loans made to customers                                                 4,496,067            (5,345,768)
Payments made for purchase of property and equipment                                   (868,243)              (86,143)
                                                                                   ------------          ------------
    NET CASH FROM INVESTING ACTIVITIES                                               (5,282,332)             (470,727)
                                                                                   ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts                                   (13,426,475)              814,292
Net proceeds from time deposits                                                       5,732,043             5,551,254
Net borrowings of short term debt                                                      (941,403)            3,721,165
Dividends paid                                                                         (477,951)             (228,845)
Proceeds from stock options exercised and sales of common stock                          83,376               390,043
                                                                                   ------------          ------------
    NET CASH FROM FINANCING ACTIVITIES                                               (9,030,409)           10,247,909
                                                                                   ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (14,476,382)           10,269,354
CASH AND CASH EQUIVALENTS, beginning of period                                       65,773,682            19,712,501
                                                                                   ------------          ------------
CASH AND CASH EQUIVALENTS, end of period                                           $ 51,297,300          $ 29,981,855
                                                                                   ============          ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash                                                              $  2,024,679          $  1,678,029
Taxes paid in cash                                                                 $    200,000          $     69,000

SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of tax             $   (134,025)         $    (25,491)
Cash dividend declared and payable after quarter-end                               $    477,896          $    346,800



See accompanying notes.

                                                                                             Accumulated
                                                                Additional                       Other           Total
                                                  Common         Paid-in        Retained     Comprehensive    Shareholders'
                                    Shares         Stock         Capital        Earnings         Income          Equity
                                 ------------   ------------   ------------   ------------   -------------    ------------
BALANCE, December 31, 1996          2,254,841   $  5,139,218   $  6,317,732   $  8,087,264    $    (11,232)   $ 19,532,982
    (Audited)
Stock options exercised                21,415        214,001             --             --              --         214,001
Sale of common stock                   12,195        174,999             --             --              --         174,999
Cash dividend paid or declared             --             --             --       (842,229)             --        (842,229)
Net Income and Comprehensive
    Income                                 --             --             --      3,886,409          21,324       3,907,733
                                 ------------   ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 1997          2,288,451      5,528,218      6,317,732     11,131,444          10,092      22,987,486
    (Audited)
Stock options exercised                26,110        236,607             --             --              --         236,607
Sale of common stock                1,009,375      8,360,490             --             --              --       8,360,490
3 for 2 stock split                 1,154,755             --             --         (4,037)             --          (4,037)
2 for 1 stock split                 3,470,341             --             --             --              --              --
Cash dividend paid or declared             --             --             --     (1,587,285)             --      (1,587,285)
Net Income and Comprehensive
    Income                                 --             --             --      4,717,853          45,106       4,762,959
                                 ------------   ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 1998          7,949,032     14,125,315      6,317,732     14,257,975          55,198      34,756,220
    (Audited)
Stock options exercised                18,900         83,376             --             --              --          83,376
Cash dividend paid or declared             --             --             --       (477,951)             --        (477,951)
Net Income and Comprehensive
    Income                                 --             --             --      1,099,310        (134,025)        965,285
                                 ------------   ------------   ------------   ------------    ------------    ------------

BALANCE, March 31, 1999             7,967,932   $ 14,208,691   $  6,317,732   $ 14,879,334    $    (78,827)   $ 35,326,930
    (Unaudited)                  ============   ============   ============   ============    ============    ============




See accompanying notes.

                                COLUMBIA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Principles of Consolidation

       The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company ("Columbia"), and its wholly-owned subsidiaries, Columbia River Bank ("CRB"), Valley Community Bank ("VCB") and Valley Community Mortgage Services, Inc., after elimination of intercompany transactions and balances. CRB and VCB are Oregon state-chartered banks, headquartered in The Dalles and McMinnville, Oregon, respectively. Substantially all activity of Columbia is conducted through its subsidiary banks.

       The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants. Columbia's annual report will contain audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be anticipated for the year ending December 31, 1999.

       Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.   Recent Corporate Activity

       On November 30, 1998, Columbia completed its acquisition of Valley Community Bancorp and its wholly owned subsidiaries, VCB and Valley Community Mortgage Services, Inc. Following the acquisition, Valley Community Bancorp was effectively dissolved and its subsidiaries became direct subsidiaries of Columbia. The acquisition price of $15,101,542.50 or $16.30 per share of VCB common stock was accounted for as a purchase transaction.

       On October 19, 1998, CRB ceased using the "Juniper Banking Company" and "Klickitat Valley Bank" assumed business names. After that date, all bank branches began using the "Columbia River Bank" name.

3.   Loans and Reserve for Loan Losses

       The composition of the loan portfolio was as follows:

                              March 31,      December 31,
                                1999             1998
                            -------------    -------------
                             (Unaudited)       (Audited)
Commercial                  $  44,713,099    $  41,274,990
Agriculture                    31,589,947       34,603,691
Real estate                   105,834,784      108,516,555
Consumer                       15,938,751       16,568,629
Other                             797,990          933,494
                            -------------    -------------
                              198,874,571      201,897,359
Allowance for loan losses      (2,694,006)      (2,380,220)
Deferred loan fees               (808,214)        (783,951)
                            -------------    -------------
                            $ 195,372,351    $ 198,733,188
                            =============    =============

       Transactions in the reserve for loan losses were as follows for the three months ended March 31:

                                      1999           1998
                                  -----------    -----------
Balance at beginning of period    $ 2,380,220    $ 1,638,633
Provision charged to operations       350,000        250,000
Recoveries                             36,248         24,390
Loans charged off                     (72,462)       (15,492)
                                  -----------    -----------
Balance at end of period          $ 2,694,006    $ 1,872,531
                                  ===========    ===========

       Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or the are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at March 31, 1999 and December 31, 1998 were approximately $1,349,000 and $1,082,000, respectively.

       As of March 31, 1999, Columbia identified loans totaling $675,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position. There was $825,000 of loans in this category at December 31, 1998.

       At March 31, 1999, Columbia had $440,000 in the other real estate owned ("OREO") category, which represents assets held through loan foreclosure or recovery activities. There were $281,000 in OREO at December 31, 1998.

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

       The weighted average number of shares and common share equivalents have been adjusted for all prior stock dividends or splits.

5.   Recently Issued Accounting Standards

       Columbia does not expect the recently issued SFAS No. 133, 134 and 135 to materially impact the financial condition or results of operations of Columbia.

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

OVERVIEW

     Columbia Bancorp ("Columbia") achieved another record for first quarter earnings while continuing with aggressive expansion plans evidenced by the opening of an office in Pendleton, Oregon in January 1999.

     Columbia reported net income of $1,099,310, or $.14 per diluted share for the three months ended March 31, 1999. This represented a 9% increase in net income, as compared to $1,005,877, or $.14 per diluted share, for the three months ended March 31, 1998. The increased earnings during the quarter ended March 31, 1999 reflected both the expansion of Columbia's interest-earning assets and increased net interest income and noninterest income.

     The net income added to shareholders' equity during the first three months of 1999 was offset, in part, by dividends declared and paid of $477,951. A first quarter dividend of $.06 per share was paid May 1 to shareholders of record April 15. With the payment of the declared dividend, approximately 43% of earnings will have been returned to shareholders, the remainder being retained to fund the continued strong growth of Columbia.

     Columbia's subsidiary, Columbia River Bank ("CRB") continues an aggressive expansion plan and, on January 4, 1999, opened its first branch in Pendleton, Oregon. Pendleton is the largest town in eastern Oregon, with a population of over 16,000. This is the second branch CRB has opened in Eastern Oregon. On September 14, 1998, CRB opened a branch in the rapidly growing city of Hermiston, which is 26 miles west of Pendleton. The Hermiston office was a new market for CRB and a natural extension for CRB's brand of relationship banking. The branch is operating out of leased facilities with plans for a permanent facility in the future. Management believes that the Bank's agricultural and small business lending expertise and commitment to exceptional customer service will be well received in the both Eastern Oregon communities.

     Columbia's plans to open a second branch in Bend, Oregon are proceeding as planned. Construction is under way on purchased property in West Bend in the Shevlin Business Park, an office park development. Bend is the largest market in which CRB operates, and the potential for strong growth in CRB's downtown office and the development of Bend's west side allow significant opportunities.

     Growth in current markets, the expansion of its base of interest earning assets, and increased revenue generated from non-interest income all contribute to the goal of achieving Columbia's mission of being a high performing banking corporation providing superior financial services to the communities it serves.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Changes in the balance sheet for the three months ended March 31, 1999 include a decrease in total assets, primarily in cash and cash equivalents and loans. Investment securities increased, while total deposits and notes payable decreased.

     At March 31, 1999, total assets decreased 2.3%, or approximately $7.9 million, over total assets at December 31, 1998. Major components of the change in total assets were:

     -    $3.4 million decrease in loans

     -    $14.5 million decrease in cash and cash equivalents

     -    $8.5 million increase in investment securities

     The decrease in loans is reflected in decreases in all loan categories, except commercial loans. Management attributes the change to seasonal reduction in real estate construction and agricultural operating loans. The market areas Columbia serve continue to experience robust local economies.

     Columbia experienced a decrease in deposits of approximately $7.7 million during the first three months of 1999, specifically as follows:

     -    Interest bearing demand deposits decreased $12.4 million

     -    Non-interest bearing deposits decreased $2.7 million

     -    Savings deposits increased $1.7 million

     -    Time certificate deposits increased $5.7 million

     The decrease in interest bearing demand deposits, and related decrease in cash and cash equivalents, was due primarily to a customer's withdrawal from a sinking fund account for debt payment at another financial institution. Notwithstanding this deposit withdrawal, management believes deposit increases are due to continuing expansion in current market areas served.

     All other changes experienced in asset and liability categories during the first three months of 1999 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $1,408,466 for the quarter ended March 31, 1999, as compared to the same period in 1998. This increase is primarily due to the increase in loans held in 1999 as compared to 1998.

     Total interest expense also increased $410,295 for the three months ended March 31, 1999, as compared to the same period in 1998. This increase is primarily due to the increase in interest bearing deposits held during 1999 as compared to 1998.

     Columbia's net interest income increased by $998,172 for the three months ended March 31, 1999. Diluted net income per common share remained flat at $.14 for the first three months of 1999 compared to $.14 for the first three months of 1998. Cash earnings in the first quarter were $.16 per diluted share compared to $.14 per diluted share in the like quarter a year ago.

     Noninterest income increased approximately $494,600 for the three months ended March 31, 1999 as compared to the same period in 1998. This increase is primarily attributable to increases in income generated by CRB's mortgage group as well as increased income generated by service charges and fees on deposit accounts.

     Noninterest expense increased approximately $1,167,300 for the three months ended March 31, 1999 as compared to the comparable 1998 period. The increase for the three-month period was primarily attributable to increases in salaries and employee benefits and other expenses. The formation and staffing of the newly opened Hermiston and Pendleton branches of CRB, and growth in the CRB mortgage group, and the commitment and investment in technology and new products, were primary forces in the increased expense in these categories.

     Columbia's "Y2K" efforts (the enterprise-wide program to prepare Columbia's computer systems and applications for the year 2000) are within planned timelines and proceeding according to internal plans. Columbia is committed to addressing these Y2K challenges in a prompt and responsible manner and has dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. Columbia's Y2K compliance plan has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) remediation and implementation. Columbia has substantially completed phases (1) through (4), although appropriate follow-up activities are continuing to occur, and Columbia is currently involved in the testing phase of the Y2K plan. Expected completion of phase 5 will be June 30, 1999. However, Columbia will continue to monitor its systems for compliance and state of readiness. Completed and ongoing efforts also include community seminars on the subject and the education of customers.

LOAN LOSS PROVISION

     During the three months ended March 31, 1999, Columbia charged a $350,000 loan loss provision to operations, as compared to $225,000 charged during the same period in 1998. Loans charged off, net of loan recoveries, was $36,214 during the three months ended March 31, 1999, as compared to net recoveries of $8,898 for the like period in 1998.

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

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first three months of 1999. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $1,099,310, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

     The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at March 31, 1999, as compared to regulatory minimums.

                                          At March 31, 1999    Regulatory Minimum
                                          -----------------    ------------------

               Tier-one capital              11.36%                4%
               Total risk-based capital      12.53%                8%
               Leverage ratio                 8.18%                4%

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There has not been a material change in the quantitative and qualitative market risks faced by Columbia from the risk disclosures reported in Columbia's form 10-K covering the fiscal year ended December 31, 1998.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

CRB Branching Activities

     On January 4, 1999 CRB opened a new branch in Pendleton, Oregon. Pendleton is the largest town in eastern Oregon with a population of over 16,000. The new branch operates from 1,776 square feet of leased space in downtown Pendleton. Columbia has acquired land for the construction of a permanent branch facility.

     In September of 1998 CRB opened a new branch in Hermiston, Oregon. Hermiston, which has a population of over 11,000, is 100 miles east of The Dalles. Hermiston and Pendleton represent the major population bases of Umatilla County in eastern Oregon. Agricultural activities in the area include cattle ranching and field corps such as wheat, onions, potatoes and hay. The area also supports a growing service and small business economy based on expanding government employment and the construction of a Wal-Mart distribution center outside of Hermiston.

     Columbia's plans to open a second CRB branch in Bend, Oregon are proceeding as planned. Construction of a new facility in the Shevlin Business Park, an office park development in the western part of Bend, is in progress, and the new branch should be open by the summer of 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit 27 - Article 9 Financial Data Schedule for Form 10-Q

(b) No current reports on Form 8-K were filed during the quarter ended March 31, 1999.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               COLUMBIA BANCORP



Dated: May 12, 1999              /s/ TERRY L. COCHRAN
                               --------------------------------------------
                               Terry L. Cochran
                               President & Chief Executive Officer




Dated: May 12, 1999              /s/ NEAL T. MCLAUGHLIN
                               --------------------------------------------
                               Neal T. McLaughlin, EVP, Chief Financial
                               Officer - Columbia River Bank; and
                               Chief Financial Officer - Columbia Bancorp