Form 10-Q
period 1999-06-30
COLUMBIA BANCORP \OR\
filed 1999-08-09
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended June 30, 1999


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ________________ to ________________


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


         7,999,397 shares of common stock as of August 6, 1999

                                COLUMBIA BANCORP

                                    FORM 10-Q

                                  JUNE 30, 1999

                                      INDEX


                                                                                        PAGE
PART I - FINANCIAL INFORMATION                                                        REFERENCE
                                                                                      ---------
      Consolidated Balance Sheets as of June 30, 1999 and                                 3
             December 31, 1998.

      Consolidated Statements of Income and Comprehensive Income for the six              4
             months and quarter ended June 30, 1999 and 1998.

      Consolidated Statements of Cash Flows for the six months ended June 30,             5
             1999 and 1998.

      Consolidated Statements of Changes in Shareholders' Equity for the                  6
             periods of December 31, 1996 to June 30, 1999.

      Notes to Consolidated Financial Statements                                         7-8

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations:
             Overview                                                                     9
             Material Changes in Financial Condition                                     10
             Material Changes in Results of Operations                                  10-11
             Loan Loss Provision                                                         11
             Liquidity and Capital Resources                                             11

      Quantitative and Qualitative Disclosures about Market Risk                         11


PART II - OTHER INFORMATION

      Item 4 - Submission of Matters to a Vote of Security Holders                       12

      Item 5 - Other Information                                                        12-13

      Item 6 - Exhibits and Reports on Form 8-K                                          13

      Signatures                                                                         13

                        COLUMBIA BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                      June 30,        December 31,
                                                                        1999              1998
                                                                    ------------      ------------
                                                                     (Unaudited)        (Audited)
ASSETS

Cash and due from banks                                             $ 24,543,229      $ 22,643,895
Interest-bearing deposits with other banks                             6,737,118        30,575,012
Federal funds sold                                                     3,000,366        12,554,775
                                                                    ------------      ------------
          Total cash and cash equivalents                             34,280,713        65,773,682

Investment securities available-for-sale                              39,284,813        29,466,769
Investment securities held-to-maturity                                22,689,180        17,310,222
Restricted equity securities                                           1,058,200         1,117,200
                                                                    ------------      ------------
          Total investment securities                                 63,032,193        47,894,191

Loans held-for-sale                                                    4,631,991         7,818,603
Loans, net of allowance for loan losses and unearned loan fees       212,978,440       198,733,188
Property and equipment, net of depreciation                            9,445,440         8,190,068
Accrued interest receivable                                            3,060,839         2,487,122
Goodwill                                                               8,960,652         9,286,832
Other real estate owned                                                  279,800           280,800
Other assets                                                           4,164,331         1,948,763
                                                                    ------------      ------------
          Total assets                                              $340,834,399      $342,413,249

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Noninterest bearing demand deposits                             $ 70,539,087      $ 67,408,747
    Interest bearing demand accounts                                 121,886,579       134,716,357
    Savings accounts                                                  29,547,026        27,969,402
    Time certificates                                                 71,922,606        65,585,883
                                                                    ------------      ------------
          Total deposits                                             293,895,298       295,680,389

Notes payable                                                          8,630,250         9,734,095
Accrued interest payable and other liabilities                         2,587,170         2,242,545
                                                                    ------------      ------------
          Total liabilities                                          305,112,718       307,657,029
                                                                    ------------      ------------
Shareholders' equity:
    Common stock, no par value; 20,000,000 shares
          authorized, 7,976,597 issued and outstanding
          (7,949,032 at December 31, 1998)                            14,239,712        14,125,315
    Additional paid-in capital                                         6,317,732         6,317,732
    Retained earnings                                                 15,558,225        14,257,975
    Accumulated other comprehensive income, net of tax                   393,988            55,198
                                                                    ------------      ------------
                          Total shareholders' equity                  35,721,681        34,756,220
                                                                    ------------      ------------
                                                                    $340,834,399      $342,413,249
                                                                    ============      ============


See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME



                                                             (Unaudited)
                                                          Three months ended                Six months ended
                                                               June 30,                          June 30,
                                                    -----------------------------     -----------------------------
                                                        1999             1998             1999             1998
                                                    ------------     ------------     ------------     ------------
INTEREST INCOME
Interest and fees on loans                          $  5,446,851     $  4,382,494     $ 10,515,754     $  8,416,856
Interest on investments
      Taxable investment securities                      549,909          449,774          976,049          863,255
      Nontaxable investment securities                   256,825          207,333          486,835          419,455
Other interest income                                    333,203          124,429          777,521          225,368
                                                    ------------     ------------     ------------     ------------
      Total interest income                            6,586,788        5,164,030       12,756,159        9,924,934

INTEREST EXPENSE
Interest bearing demand and savings                    1,002,180          861,370        1,986,958        1,719,853
Interest on time deposit accounts                        971,372          803,290        1,909,746        1,485,930
Other borrowed funds                                     118,382          121,422          234,802          209,575
                                                    ------------     ------------     ------------     ------------
      Total interest expense                           2,091,934        1,786,082        4,131,506        3,415,358
                                                    ------------     ------------     ------------     ------------
NET INTEREST INCOME                                    4,494,854        3,377,948        8,624,653        6,509,576
PROVISION FOR LOAN LOSSES                                335,000          225,000          685,000          450,000
                                                    ------------     ------------     ------------     ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                            4,159,854        3,152,948        7,939,653        6,059,576

NONINTEREST INCOME
Service charges and fees                                 523,211          427,043        1,022,924          834,286
Credit card discounts and fees                           128,286          103,807          227,667          184,899
Financial services department income                      98,953           90,857          184,242          154,831
Mortgage servicing revenue                               298,909          166,627          545,330          166,627
Gain on sale of loans, net of discount                    53,125           88,593          118,015          177,377
Mortgage loan origination income                         129,538          225,580          334,024          323,803
Other noninterest income                                 221,474          110,298          379,924          234,975
                                                    ------------     ------------     ------------     ------------
      Total noninterest income                         1,453,496        1,212,805        2,812,126        2,076,798

NONINTEREST EXPENSE
Salaries and employee benefits                         1,980,065        1,453,807        3,863,448        2,713,898
Occupancy expense                                        281,597          231,808          577,297          448,966
Credit card processing fees                              107,574           74,358          177,145          123,508
Office Supplies                                           74,683           36,431          135,745           79,350
Data processing expense                                  142,285           97,202          281,219          183,533
Other noninterest expenses                             1,144,700          599,817        2,140,243        1,221,059
                                                    ------------     ------------     ------------     ------------
      Total noninterest expense                        3,730,904        2,493,423        7,175,097        4,770,314
                                                    ------------     ------------     ------------     ------------
INCOME BEFORE INCOME TAXES                             1,882,446        1,872,330        3,576,682        3,366,060
PROVISION FOR INCOME TAXES                               724,497          658,890        1,319,423        1,146,743
                                                    ------------     ------------     ------------     ------------
NET INCOME                                          $  1,157,949     $  1,213,440     $  2,257,259     $  2,219,317
                                                    ============     ============     ============     ============
OTHER COMPREHENSIVE INCOME, NET
Unrealized gain or loss on AFS securities, net          (313,495)          13,711         (440,769)          19,180
Reclassification for gain included in net income          (1,666)          (4,600)          (8,417)         (35,560)
                                                    ------------     ------------     ------------     ------------
                                                        (315,161)           9,111         (449,186)         (16,380)
                                                    ------------     ------------     ------------     ------------
COMPREHENSIVE INCOME                                $    842,788     $  1,222,551     $  1,808,073     $  2,202,937
                                                    ============     ============     ============     ============

Earnings per share of common stock
      Net Income Basic                              $       0.15     $       0.17     $       0.28     $       0.32
      Net Income Diluted                            $       0.14     $       0.17     $       0.28     $       0.31
Weighted average common shares outstanding
      Basic                                            7,975,010        6,933,987        7,967,476        6,916,582
      Diluted                                          8,102,877        7,133,249        8,098,791        7,121,470


See accompanying notes

                        COLUMBIA BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        Six months ended
                                                                                            June 30,
                                                                                -------------------------------
                                                                                    1999               1998
                                                                                ------------       ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income                                                                      $  2,257,259       $  2,219,317
Adjustments to reconcile net income to net cash from operating activities:
    Gain on sale or call of investments                                               (8,417)           (35,560)
    Gain on sale of assets                                                           (67,590)                --
    Depreciation and amortization                                                    648,307            241,241
    Federal Home Loan Bank stock dividend                                            (41,100)           (29,352)
    Provision for loan losses                                                        685,000            450,000
Increase (decrease) in cash due to changes in assets/liabilities
    Accrued interest receivable                                                     (573,717)          (511,808)
    Other assets                                                                  (2,528,880)        (1,607,772)
    Accrued interest payable and other liabilities                                   344,625           (455,103)
                                                                                ------------       ------------
    NET CASH FROM OPERATING ACTIVITIES                                               715,487            270,963
                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities                            2,045,455          3,086,176
Proceeds from maturity of available-for-sale securities                            8,478,290         11,724,309
Proceeds from the maturity of held-to-maturity securities                          1,022,541            591,846
Purchases of  held-to-maturity securities                                         (5,645,434)          (741,185)
Purchases of available-for-sale securities                                       (21,859,828)       (13,000,158)
Net purchase of restricted equity securities                                         102,082                 --
Net change in loans made to customers                                            (10,373,640)       (18,209,861)
Payments made for purchase of property and equipment                              (2,246,374)          (192,178)
                                                                                ------------       ------------
    NET CASH FROM INVESTING ACTIVITIES                                           (28,476,908)       (16,741,051)
                                                                                 -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts                                 (8,121,814)         6,829,939
Net proceeds from time deposits                                                    6,336,723         10,022,462
Net borrowings of debt                                                            (1,103,845)         2,954,688
Dividends paid                                                                      (957,009)          (693,742)
Proceeds from stock options exercised and sales of common stock                      114,397            425,831
                                                                                ------------       ------------
    NET CASH FROM FINANCING ACTIVITIES                                            (3,731,548)        19,539,178
                                                                                ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (31,492,969)         3,069,090
CASH AND CASH EQUIVALENTS, beginning of period                                    65,773,682         19,712,501
                                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                        $ 34,280,713       $ 22,781,591
                                                                                ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash                                                           $  4,131,234       $  3,419,427
Taxes paid in cash                                                              $  1,301,736       $    644,985

SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of tax          $   (449,186)      $    (16,380)
Cash dividend declared and payable after quarter-end                            $    478,596       $    346,839


See accompanying notes

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                                  Accumulated
                                                                   Additional                         Other            Total
                                                     Common          Paid-in        Retained      Comprehensive    Shareholders'
                                       Shares        Stock           Capital        Earnings          Income           Equity
                                     ---------    ------------    ------------    ------------    -------------    -------------
BALANCE, December 31, 1996           2,254,841    $  5,139,218    $  6,317,732    $  8,087,264     $    (11,232)    $ 19,532,982
    (Audited)
Stock options exercised                 21,415         214,001              --              --               --          214,001
Sale of common stock                    12,195         174,999              --              --               --          174,999
Cash dividend paid or declared              --              --              --        (842,229)              --         (842,229)
Net Income and Comprehensive
    Income                                  --              --              --       3,886,409           21,324        3,907,733
                                     ---------    ------------    ------------    ------------     ------------     ------------

BALANCE, December 31, 1997           2,288,451       5,528,218       6,317,732      11,131,444           10,092       22,987,486
    (Audited)
Stock options exercised                 26,110         236,607              --              --               --          236,607
Sale of common stock                 1,009,375       8,360,490              --              --               --        8,360,490
3 for 2 stock split                  1,154,755              --              --          (4,037)              --           (4,037)
2 for 1 stock split                  3,470,341              --              --              --               --               --
Cash dividend paid or declared              --              --              --      (1,587,285)              --       (1,587,285)
Net Income and Comprehensive
    Income                                  --              --              --       4,717,853           45,106        4,762,959
                                     ---------    ------------    ------------    ------------     ------------     ------------

BALANCE, December 31, 1998           7,949,032      14,125,315       6,317,732      14,257,975           55,198       34,756,220
    (Audited)
Stock options exercised                 27,565         114,397              --              --               --          114,397
Cash dividend paid or declared              --              --              --        (957,009)              --         (957,009)
Net Income and Comprehensive
    Income                                  --              --              --       2,257,259         (449,186)       1,808,073
                                     ---------    ------------    ------------    ------------     ------------     ------------
BALANCE, June 30, 1999               7,976,597    $ 14,239,712    $  6,317,732    $ 15,558,225     $   (393,988)    $ 35,721,681
    (Unaudited)                      =========    ============    ============    ============     ============     ============


See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants. Columbia's annual report will contain audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of results to be anticipated for the year ending December 31, 1999.

         Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.    Recent Corporate Activity

         On November 30, 1998, Columbia completed its acquisition of Valley Community Bancorp and its wholly owned subsidiaries, VCB and Valley Community Mortgage Services, Inc. Following the acquisition, Valley Community Bancorp was effectively dissolved and its subsidiaries became direct subsidiaries of Columbia. The acquisition price of $15,101,542.50 or $16.30 per share of common stock was accounted for as a purchase transaction.

         On October 19, 1998, CRB ceased using the "Juniper Banking Company" and "Klickitat Valley Bank" assumed business names. After that date, all CRB bank branches began using the "Columbia River Bank" name.

3.    Loans and Reserve for Loan Losses

         The composition of the loan portfolio was as follows:

                                                    June 30,         December 31,
                                                      1999               1998
                                                 -------------       -------------
                                                  (Unaudited)           (Audited)
                  Commercial                     $  48,348,828       $  41,274,990
                  Agriculture                       39,016,434          34,603,691
                  Real estate                      111,022,831         108,516,555
                  Consumer                          16,900,255          16,568,629
                  Other                              1,493,403             933,494
                                                 -------------       -------------
                                                   216,781,751         201,897,359
                  Allowance for loan losses         (3,028,914)         (2,380,220)
                  Deferred loan fees                  (774,397)           (783,951)
                                                 -------------       -------------
                                                 $ 212,978,440       $ 198,733,188
                                                 =============       =============

         Transactions in the reserve for loan losses were as follows for the six months ended June 30:

                                                          1999              1998
                                                       -----------       -----------
                  Balance at beginning of period       $ 2,380,220       $ 1,638,633
                  Provision charged to operations          685,000           450,000
                  Recoveries                                65,222            38,057
                  Loans charged off                       (101,528)         (460,822)
                                                       -----------       -----------
                  Balance at end of period             $ 3,028,914       $ 1,665,868
                                                       ===========       ===========

         Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or the are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at June 30, 1999 and December 31, 1998 were approximately $849,000 and $1,082,000, respectively.

         As of June 30, 1999, Columbia identified loans totaling $568,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position. There was $825,000 of loans in this category at December 31, 1998.

         At June 30, 1999, Columbia had $280,000 in the other real estate owned ("OREO") category, which represents assets held through loan foreclosure or recovery activities. There were $281,000 in OREO at December 31, 1998.

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

OVERVIEW

      Columbia Bancorp ("Columbia") recorded strong second quarter top-line growth and expansion in assets, loans and deposits. Columbia continued its investment in new branches and infrastructure and enhanced the management team in the second quarter of 1999.

      Columbia reported net income of $2,257,259, or $.28 per diluted share for the six months ended June 30, 1999. This represented a 2% increase in net income, as compared to $2,219,317, or $.31 per diluted share, for the six months ended June 30, 1998. Net income of $1,157,949, or $.14 per diluted share for the quarter ended June 30, 1999 represented a decrease of 5% in net income as compared to $1,213,440, or $.17 per diluted share for the quarter ended June 30, 1998. Per share results reflect a 14% increase in weighted average shares outstanding due primarily to the company's public offering of one million shares in November 1998.

      The net income added to shareholders' equity during the first six months of 1999 was offset, in part, by dividends declared and paid of $957,009. A first quarter dividend of $.06 per share was paid May 1 to shareholders of record April 15. On June 15 the Bancorp board of directors declared a second-quarter dividend of $.06 per share payable August 1 to shareholders of record July 15. With the payment of the declared dividend, approximately 42% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

      Columbia's subsidiary, Columbia River Bank ("CRB") continues an aggressive expansion plan and, in August, plans to open its second branch in Bend, Oregon. Construction is nearly complete on the Shevlin Center branch in West Bend in the Shevlin Business Park, an office park development. Bend is the largest market in which CRB operates, and the potential for strong growth in CRB's downtown office and the development of Bend's west side allow significant opportunities.

      On January 4, 1999, CRB opened its first branch in Pendleton, Oregon. Pendleton is the largest town in eastern Oregon, with a population of over 16,000. This was the second branch CRB opened in Eastern Oregon. On September 14, 1998, CRB opened a branch in the rapidly growing city of Hermiston, which is 26 miles west of Pendleton. The Hermiston office was a new market for CRB and a natural extension for CRB's brand of relationship banking. Management believes that the Bank's agricultural and small business lending expertise and commitment to exceptional customer service will be well received in the both Eastern Oregon communities.

      Growth in current markets, the expansion of its base of interest earning assets, and increased revenue generated from non-interest income all contribute to the goal of achieving Columbia's mission of being a high performing banking corporation providing superior financial services to the communities it serves.

MATERIAL CHANGES IN FINANCIAL CONDITION

      Changes in the balance sheet for the six months ended June 30, 1999 include a decrease in total assets, primarily in cash and cash equivalents. Investment securities and loans increased, while total deposits and notes payable decreased.

      At June 30, 1999, total assets decreased 0.5%, or approximately $1.6 million, over total assets at December 31, 1998. Major components of the change in total assets were:

      o  $11.1 million increase in loans

      o  $31.5 million decrease in cash and cash equivalents

      o  $15.1 million increase in investment securities

      The increase in loans is reflected in increases in all loan categories. Management attributes the change to seasonal increase in real estate construction and agricultural operating loans as well as continued penetration within Columbia's market. The market areas Columbia serve continue to experience robust local economies.

      Columbia experienced a decrease in deposits of approximately $1.8 million during the first six months of 1999, specifically as follows:

      o  Interest bearing demand deposits decreased $12.8 million

      o  Non-interest bearing deposits increased $3.1 million

      o  Savings deposits increased $1.6 million

      o  Time certificate deposits increased $6.3 million

      The decrease in interest bearing demand deposits, and related decrease in cash and cash equivalents, was due primarily to a customer's withdrawal from a sinking fund account for debt payment at another financial institution. Notwithstanding this withdrawal, management believes deposit increases are due to continuing expansion in current market areas served.

      All other changes experienced in asset and liability categories during the first six months of 1999 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Total interest income increased $2,831,225 for six months ended June 30, 1999, and $1,422,758 the quarter ended June 30, 1999, as compared to the same periods in 1998. This increase is primarily due to the increase in loans and securities held in 1999 as compared to 1998.

      Total interest expense also increased $716,148 for the six months ended June 30, 1999, and $305,852 for the quarter ended June 30, 1999, as compared to the same periods in 1998. This increase is primarily due to the increase in time deposits held during 1999 as compared to 1998.

      Columbia's net interest income increased by $2,115,077 for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998. Diluted net income per common share decreased to $.28 for the first six months of 1999 from $.31 for the first six months of 1998. Cash earnings in the first half of 1999 were $.32 per diluted share compared to $.31 per diluted share in the like period a year ago.

      Noninterest income increased approximately $735,328 for the six months ended June 30, 1999 as compared to the same period in 1998. This increase is primarily attributable to increases in income generated by CRB's mortgage group as well as increased income generated by service charges and fees on deposit accounts.

      Noninterest expense increased approximately $2,404,800 for the six months ended June 30, 1999 as compared to the comparable 1998 period. The increase for the six-month period was primarily attributable to increases in salaries and employee benefits and other expenses. The formation and staffing of the newly opened Hermiston and Pendleton branches of CRB, and growth in the CRB mortgage group, and the commitment and investment in technology and new products, were primary forces in the increased expense in these categories.

      Columbia's "Y2K" efforts (the enterprise-wide program to prepare Columbia's computer systems and applications for the year 2000) are within planned timelines and proceeding according to internal plans. Columbia is committed to addressing these Y2K challenges in a prompt and responsible manner and has dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. Columbia's Y2K compliance plan has five phases. These phases are (1) project management, (2) awareness,
(3) assessment, (4) testing, and (5) remediation and implementation. Columbia has substantially completed all phases, although appropriate follow-up activities will continue to occur throughout 1999. Columbia has contingency plans in place to address any Y2K disruptions that may occur. These plans are designed to provide our customers and shareholders with the best possible customer service. Columbia will continue to monitor its systems for compliance and state of readiness. Completed and ongoing efforts also include community seminars on the subject and the education of customers.

LOAN LOSS PROVISION

      During the six months ended June 30, 1999, Columbia charged a $685,000 loan loss provision to operations, as compared to $450,000 charged during the same period in 1998. Loans charged off, net of loan recoveries, was $36,306 during the six months ended June 30, 1999, as compared to net charged off loans of $422,765 for the like period in 1998.

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

      The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first six months of 1999. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $2,257,259, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

      The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at June 30, 1999, as compared to regulatory minimums.

                                             At June 30, 1999          Regulatory Minimum
                                             ----------------          ------------------
                  Tier-one capital                 10.75%                      4%
                  Total risk-based capital         11.95%                      8%
                  Leverage ratio                    8.11%                      4%

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

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders of Columbia Bancorp was held April 16, 1999. At the meeting, three items were put to a vote of the shareholders:
Election of Directors of Bancorp; Increase in Authorized Shares of Bancorp Common Stock; and Adoption of Stock Incentive Plan.

      All directors nominated were elected to serve a three year term. The following shows results of the voting including term to be served for each director.

                           For Term Ended    Votes For   Votes Against   Abstain
                           --------------    ---------   -------------   -------
Robert L.R. Bailey               2002        5,133,225        56,364      76,182
Dennis Carver                    2002        5,184,633         4,956      24,774
Donald T. Mitchell               2002        5,134,737        54,852      74,670

      Directors continuing in office include Charles F. Beardsley, William A. Booth, Terry L. Cochran, Jane F. Lee, Jean S. McKinney, and James B. Roberson.

      Bancorp shareholders approved an amendment to Article II, Section (1) of the Articles of Incorporation of Bancorp increasing the authorized shares of its Common Stock from 10,000,000 to 20,000,000. Approval required a simple majority vote. Of the 7,964,932 issued and outstanding shares entitled to be voted on the matter as of the record date of March 1, 1999, 4,870,725 were voted in favor, 214,216 were voted against and 64,806 abstained.

      Prior to the approval of the amendment, Article II, Section (1) provided:

          "The Corporation is authorized to issue 10,000,000 shares of Common Stock."

      Following approval of the amendment, Article II, Section (1) provides:

          "The Corporation is authorized to issue 20,000,000 shares of Common Stock."

      Bancorp was incorporated on October 3, 1995, the date of filing of its Articles of Incorporation with the Oregon Secretary of State. The amendment described above is the second amendment made to Bancorp's Articles of Incorporation since the date of incorporation. The prior amendment increased Bancorp's share issuance authorization from 4,000,000 shares to 10,000,000 shares of Common Stock. Articles of Amendment reflecting the most recent amendment were filed with the Oregon Secretary of State on May 14, 1999. A complete copy of the Articles of Incorporation, as amended, is attached hereto as Exhibit 3(i).

      Bancorp shareholders also approved the Columbia Bancorp 1999 Stock Incentive Plan (the "Plan") authorizing Bancorp to issue various forms of stock incentive compensation, including stock options. Approval required a simple majority vote. Of the 7,964,932 issued and outstanding shares entitled to be voted on the matter as of the record date of March 1, 1999, 4,796,982 were voted in favor, 262,834 were voted against and 157,074 abstained. A complete copy of the Plan as approved by shareholders is attached as Exhibit 99.1 to Bancorp's Form S-8 filed with the Securities and Exchange Commission on May 25, 1999, and is incorporated herein by this reference.

ITEM 5.  OTHER INFORMATION

Director Resignation

      On May 6, Greg Walden resigned as a member of the boards of directors of Columbia and CRB. Walden, a member of congress from Oregon's second district, cited time constraints related to his service in the U.S. House of Representatives for the resignation.

Management Enhancements

      On May 14, Columbia expanded its management team when Roger Christensen joined the company in the newly created position of Executive Vice President and Chief Operating Officer. Mr. Christensen was Vice President and Manager of the Bend Main Branch of Bank of the Cascades since 1991 and prior to that held numerous positions with Bank of America and Benj. Franklin Savings & Loan. He received a Bachelor in Accounting from Boise State University and attended graduate level courses in Oregon State University's MBA program.

      Craig Ortega, formerly Executive Vice President and Head of Community Banking for CRB since 1997, was promoted to President and Chief Executive Officer for CRB. Mr. Ortega joined CRB in 1993 as Manager of the Hood River branch. He received a Bachelor degree from Eastern Oregon State College and graduated from Pacific Coast Banking School in 1993.

      These management enhancements allow Terry Cochran, President and CEO of Columbia Bancorp, who also previously served as President and CEO of CRB since 1981, to devote additional time to strategic planning and growth of Bancorp as a whole.

CRB Branching Activities

      Columbia's plans to open a second CRB branch in Bend, Oregon are proceeding as planned. Construction of the new Shevlin Center branch in the Shevlin Business Park, an office park development in the western part of Bend, is nearly complete, and should be open by mid-August.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit 3(i)  - Amended Articles of Incorporation

      Exhibit 27    - Article 9 Financial Data Schedule for Form 10-Q

      Exhibit 99(i) - Columbia Bancorp 1999 Stock Incentive Plan
                      (incorporated by reference)

(b) No current reports on Form 8-K were filed during the quarter ended June 30, 1999.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     COLUMBIA BANCORP



Dated:   August 10, 1999             /s/ Terry L. Cochran
                                     -------------------------------------------
                                     Terry L. Cochran
                                     President & Chief Executive Officer




Dated:   August 10, 1999             /s/ Neal T. McLaughlin
                                     -------------------------------------------
                                     Neal T. McLaughlin, EVP, Chief Financial
                                     Officer - Columbia River Bank; and
                                     Chief Financial Officer - Columbia Bancorp