Form 10-Q
period 1999-09-30
COLUMBIA BANCORP \OR\
filed 1999-11-05
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______  to _________

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

         8,006,897 shares of common stock as of November 1, 1999

                                COLUMBIA BANCORP

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                      INDEX

                                                                                            PAGE
                                                                                          REFERENCE
                                                                                          ---------
PART I - FINANCIAL INFORMATION

      Consolidated Balance Sheets as of September 30, 1999 and                                 3
             December 31, 1998.

      Consolidated Statements of Income and Comprehensive Income                               4
             for the nine months and quarter ended September 30, 1999 and 1998.

      Consolidated Statements of Cash Flows for the nine months ended                          5
             September 30, 1999 and 1998.

      Consolidated Statements of Changes in Shareholders' Equity for the                       6
             periods of December 31, 1996 to September 30, 1999.

      Notes to Consolidated Financial Statements                                             7-8

      Management's Discussion and Analysis of Financial
      Condition and Results of Operations:
             Overview                                                                          9
             Material Changes in Financial Condition                                          10
             Material Changes in Results of Operations                                     10-11
             Loan Loss Provision                                                              11
             Liquidity and Capital Resources                                                  11

      Quantitative and Qualitative Disclosures about Market Risk                              12


PART II - OTHER INFORMATION

      Item 5 - Other Information                                                              12

      Item 6 - Exhibits and Reports on Form 8-K                                               12

      Signatures                                                                              12

                           COLUMBIA BANCORP AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                 September 30,      December 31,
                                                                     1999               1998
                                                                 -------------     -------------
ASSETS                                                            (Unaudited)         (Audited)

Cash and due from banks                                          $ 19,949,618      $ 22,643,895
Interest-bearing deposits with other banks                          5,228,506        30,575,012
Federal funds sold                                                  4,434,524        12,554,775
                                                                 ------------      ------------
       Total cash and cash equivalents                             29,612,648        65,773,682

Investment securities available-for-sale                           41,590,916        29,466,769
Investment securities held-to-maturity                             22,689,008        17,310,222
Restricted equity securities                                        1,077,300         1,117,200
                                                                 ------------      ------------
       Total investment securities                                 65,357,224        47,894,191

Loans held-for-sale                                                 3,732,170         7,818,603
Loans, net of allowance for loan losses and unearned loan fees    228,004,390       198,733,188
Property and equipment, net of depreciation                        11,264,038         8,190,068
Accrued interest receivable                                         3,523,862         2,487,122
Goodwill                                                            8,803,496         9,286,832
Other real estate owned                                               259,350           280,800
Other assets                                                        5,074,846         1,948,763
                                                                 ------------      ------------
       Total assets                                              $355,632,024      $342,413,249

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest bearing demand deposits                           $ 79,300,827      $ 67,408,747
   Interest bearing demand                                        126,908,936       134,716,357
   Savings accounts                                                29,511,767        27,969,402
   Time certificates                                               71,850,020        65,585,883
                                                                 ------------      ------------
       Total deposits                                             307,571,550       295,680,389

Notes payable                                                       8,611,197         9,734,095
Accrued interest payable and other liabilities                      2,804,669         2,242,545
                                                                 ------------      ------------
           Total liabilities                                      318,987,416       307,657,029
                                                                 ------------      ------------
Shareholders' equity:
   Common stock, no par value; 20,000,000 shares
   authorized, 8,006,897 issued and outstanding
       (7,949,032 at December 31, 1998)                            14,378,714        14,125,315
   Additional paid-in capital                                       6,317,732         6,317,732
   Retained earnings                                               16,484,066        14,257,975
   Accumulated other comprehensive income, net of  tax               (535,904)           55,198
                                                                 ------------      ------------
             Total shareholders' equity                            36,644,608        34,756,220
                                                                 ------------      ------------
                                                                 $355,632,024      $342,413,249
                                                                 ============      ============


See accompanying notes.

                         COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Three months ended                    Nine months ended
                                                                 September 30,                        September 30,
                                                       -------------------------------       -------------------------------
                                                           1999                1998              1999                1998

INTEREST INCOME
Interest and fees on loans                             $  5,915,408       $  4,629,696       $ 16,431,161       $ 13,046,553
Interest on investments
     Taxable investment securities                          601,601            438,670          1,577,650          1,301,925
     Nontaxable investment securities                       259,826            203,765            746,661            623,219
Other interest income                                       234,832            215,886          1,012,354            441,254
                                                       ------------       ------------       ------------       ------------
     Total interest income                                7,011,667          5,488,017         19,767,826         15,412,951

INTEREST EXPENSE
Interest bearing demand and savings                       1,042,659            901,633          3,029,617          2,621,487
Interest on time deposit accounts                           976,857            837,251          2,886,603          2,323,181
Other borrowed funds                                        128,708            112,959            363,510            322,534
                                                       ------------       ------------       ------------       ------------
     Total interest expense                               2,148,224          1,851,843          6,279,730          5,267,202
                                                       ------------       ------------       ------------       ------------
NET INTEREST INCOME                                       4,863,443          3,636,174         13,488,096         10,145,749
PROVISION FOR LOAN LOSSES                                   170,000            250,000            855,000            700,000
                                                       ------------       ------------       ------------       ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               4,693,443          3,386,174         12,633,096          9,445,749

NONINTEREST INCOME
Service charges and fees                                    575,884            434,571          1,598,808          1,268,856
Credit card discounts and fees                              171,084            132,608            398,751            317,507
Financial services department income                        101,414             65,847            285,656            220,678
Mortgage servicing revenue                                  288,803            283,588            834,133            450,215
Gain on sale of loans, net of discount                      (25,941)           (10,123)            92,073            167,255
Mortgage loan origination income                            108,698            169,804            442,722            493,607
Other noninterest income                                    183,465            160,477            563,390            395,452
                                                       ------------       ------------       ------------       ------------
     Total noninterest income                             1,403,407          1,236,772          4,215,533          3,313,570

NONINTEREST EXPENSE
Salaries and employee benefits                            2,125,867          1,613,812          5,989,316          4,327,710
Occupancy expense                                           295,585            229,167            872,881            678,133
Credit card processing fees                                 119,437             86,982            296,582            210,490
Office Supplies                                              59,644             39,309            195,389            118,660
Data processing expense                                     135,917             79,988            417,137            263,520
Other noninterest expenses                                1,016,788            673,347          3,157,028          1,894,406
                                                       ------------       ------------       ------------       ------------
     Total noninterest expense                            3,753,238          2,722,605         10,928,333          7,492,919
                                                       ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                                2,343,612          1,900,341          5,920,296          5,266,400
                                                       ------------       ------------       ------------       ------------
PROVISION FOR INCOME TAXES                                  936,636            656,257          2,256,059          1,803,000
                                                       ------------       ------------       ------------       ------------
NET INCOME                                             $  1,406,976       $  1,244,084       $  3,664,235       $  3,463,400
                                                       ============       ============       ============       ============
OTHER COMPREHENSIVE INCOME, NET
Unrealized gain or loss on AFS securities, net             (141,768)           124,187           (582,536)           143,367
Reclassification for gain included in net income               (148)           (17,322)            (8,566)           (52,882)
                                                       ------------       ------------       ------------       ------------
                                                           (141,916)           106,865           (591,102)            90,485
                                                       ------------       ------------       ------------       ------------
COMPREHENSIVE INCOME                                   $  1,265,060       $  1,350,949       $  3,073,133       $  3,553,885
                                                       ============       ============       ============       ============

Earnings per share of common stock
     Net Income Basic                                  $       0.18       $       0.18       $       0.46       $       0.50
     Net Income Diluted                                $       0.17       $       0.17       $       0.45       $       0.49
Weighted average common shares outstanding
     Basic                                                7,995,588          6,939,803          7,976,950          6,924,407
     Diluted                                              8,116,988          7,112,109          8,106,679          7,102,208

See accompanying notes

                             COLUMBIA BANCORP AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Nine months ended
                                                                                                 September 30,
                                                                                       ------------------------------
                                                                                            1999              1998
                                                                                       ------------      ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income                                                                             $  3,664,235      $  3,463,400
Adjustments to reconcile net income to net cash from operating activities:
   Loss (Gain) on sale or call of investments                                                (8,566)          (52,882)
   Gain on sale of assets                                                                   (92,073)                -
   Depreciation and amortization                                                            980,952           365,491
   Federal Home Loan Bank stock dividend                                                    (60,200)          (44,000)
   Provision for loan losses                                                                855,000           700,000
Increase (decrease) in cash due to changes in assets/liabilities
   Accrued interest receivable                                                           (1,036,740)         (566,704)
   Other assets                                                                          (3,576,101)       (1,909,247)
   Accrued interest payable and other liabilities                                           562,124          (199,773)
                                                                                       ------------      ------------
   NET CASH FROM OPERATING ACTIVITIES                                                     1,288,631         1,756,285
                                                                                       ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities                                   2,045,455         3,086,176
Proceeds from maturity of available-for-sale securities                                   8,728,987        15,784,621
Proceeds from the maturity of held-to-maturity securities                                 1,273,802           924,264
Purchases of  held-to-maturity securities                                                (5,906,630)       (1,252,166)
Purchases of available-for-sale securities                                              (24,649,789)      (16,016,543)
Purchase of restricted equity securities                                                    102,082                 -
Net change in loans made to customers                                                   (24,329,769)      (25,780,033)
Payments made for purchase of property and equipment                                     (4,297,320)         (629,989)
                                                                                       ------------      ------------
   NET CASH FROM INVESTING ACTIVITIES                                                   (47,033,182)      (23,883,670)
                                                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts                                         5,627,023        17,971,646
Net proceeds from time deposits                                                           6,264,137        10,370,374
Net borrowings of debt                                                                   (1,122,898)        2,950,827
Dividends paid                                                                           (1,438,144)       (1,110,343)
Proceeds from stock options exercised and sales of common stock                             253,399           439,004
                                                                                       ------------      ------------
   NET CASH FROM FINANCING ACTIVITIES                                                     9,583,517        30,621,508
                                                                                       ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (36,161,034)        8,494,123
CASH AND CASH EQUIVALENTS, beginning of period                                           65,773,682        19,712,501
                                                                                       ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                               $ 29,612,648      $ 28,206,624
                                                                                       ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash                                                                  $  6,264,919      $  5,307,265
Taxes paid in cash                                                                     $  2,258,046      $  1,908,198

SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of tax                 $   (591,102)     $     90,485
Cash dividend declared and payable after quarter-end                                   $    480,414      $    416,441

                              COLUMBIA BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                   Accumulated
                                                                    Additional                        Other           Total
                                                        Common        Paid-in       Retained      Comprehensive   Shareholders'
                                         Shares         Stock         Capital       Earnings          Income         Equity
                                       ----------------------------------------------------------------------------------------
BALANCE, December 31, 1996             2,254,841    $  5,139,218   $  6,317,732   $  8,087,264    $   (11,232)   $  19,532,982
    (Audited)
Stock options exercised                   21,415         214,001              -              -              -          214,001
Sale of common stock                      12,195         174,999              -              -              -          174,999
Cash dividend paid or declared                 -               -              -       (842,229)             -         (842,229)
Net Income and Comprehensive

               Income                          -               -              -      3,886,409         21,324        3,907,733
                                       ----------------------------------------------------------------------------------------

BALANCE, December 31, 1997             2,288,451       5,528,218      6,317,732     11,131,444         10,092       22,987,486
    (Audited)
Stock options exercised                   26,110         236,607              -              -              -          236,607
Sale of common stock                   1,009,375       8,360,490              -              -              -        8,360,490
3 for 2 stock split                    1,154,755               -              -         (4,037)             -           (4,037)
2 for 1 stock split                    3,470,341               -              -              -              -                -
Cash dividend paid or declared                 -               -              -     (1,587,285)             -       (1,587,285)
Net Income and Comprehensive

               Income                          -               -              -      4,717,853         45,106        4,762,959
                                       ----------------------------------------------------------------------------------------

BALANCE, December 31, 1998             7,949,032      14,125,315      6,317,732     14,257,975         55,198       34,756,220
    (Audited)
Stock options exercised                   57,865         253,399              -              -              -          253,399
Cash dividend paid or declared                 -               -              -     (1,438,144)             -       (1,438,144)
Net Income and Comprehensive

               Income                          -               -              -      3,664,235       (591,102)       3,073,133
                                       ----------------------------------------------------------------------------------------

BALANCE, September 30, 1999            8,006,897    $ 14,378,714   $  6,317,732   $ 16,484,066     $ (535,904)    $ 36,644,608
                                       ========================================================================================

    (Unaudited)


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

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management without audit by independent public accountants. Columbia's annual report will contain audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of results to be anticipated for the year ending December 31, 1999.

         Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.    Recent Corporate Activity

         On September 28, 1999 Columbia announced plans to merge its two subsidiary banks, CRB and VCB into a single operating entity. The combination is designed to improve operating efficiency, strengthen the company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries and develop a broader regional brand identity. CRB will be the remaining entity and will be wholly owned by Columbia. The merger will be accounted for as a pooling of interests transaction.

3.    Loans and Reserve for Loan Losses

         The composition of the loan portfolio was as follows:

                                                                September 30,          December 31,
                                                                    1999                    1998
                                                                -------------          ------------
                                                                 (Unaudited)             (Audited)
                  Commercial                                    $ 54,270,398          $ 41,274,990
                  Agriculture                                     37,046,272            34,603,691
                  Real estate                                    122,984,025           108,516,555
                  Consumer                                        17,075,445            16,568,629
                  Other                                              699,021               933,494
                                                                ------------          ------------
                                                                 232,075,161           201,897,359
                  Allowance for loan losses                       (3,206,493)           (2,380,220)
                  Deferred loan fees                                (864,278)             (783,951)
                                                                ------------          ------------
                                                                $228,004,390          $198,733,188
                                                                ============          ============

         Transactions in the reserve for loan losses were as follows for the nine months ended September 30:


                                                                    1999                  1998
                                                                 ----------            ----------

                  Balance at beginning of period                 $2,380,220            $1,638,633
                  Provision charged to operations                   855,000               700,000
                  Recoveries                                         88,055                64,224
                  Loans charged off                                (116,782)             (471,010)
                                                                 ----------            ----------
                  Balance at end of period                       $3,206,493            $1,931,847
                                                                 ==========            ==========

         Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or the are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at September 30, 1999 and December 31, 1998 were approximately $343,000 and $1,082,000, respectively.

         As of September 30, 1999, Columbia identified loans totaling $541,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position. There was $825,000 of loans in this category at December 31, 1998.

         At September 30, 1999, Columbia had $259,000 in the other real estate owned ("OREO") category, which represents assets held through loan foreclosure or recovery activities. There were $281,000 in OREO at December 31, 1998.

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


FORWARD-LOOKING INFORMATION

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

OVERVIEW

      In the third quarter, Columbia Bancorp ("Columbia") opened its second branch in Bend, Oregon, announced plans to open a branch in Newberg, Oregon, announced the merger of its two subsidiary banks to be completed in the fourth-quarter and recorded record income. Columbia continued its investment in new branches and infrastructure while growing loans 32%, deposits 34% and income 13% in the third quarter of 1999 as compared to the third quarter a year ago.

      Columbia reported net income of $3,664,235, or $.45 per diluted share for the nine months ended September 30, 1999. This represented a 6% increase in net income, as compared to $3,463,400, or $.49 per diluted share, for the nine months ended September 30, 1998. Net income of $1,406,976, or $.17 per diluted share for the quarter ended September 30, 1999 represented an increase of 13% in net income as compared to $1,244,084, or $.17 per diluted share for the quarter ended September 30, 1998. Per share results reflect a 14% increase in weighted average shares outstanding due primarily to the company's public offering of one million shares in November 1998.

      The net income added to shareholders' equity during the first nine months of 1999 was offset, in part, by dividends declared and paid of $1,438,144. A first quarter dividend of $.06 per share was paid May 1 to shareholders of record April 15. A second quarter dividend of $.06 per share was paid August 1 to shareholders of record July 15. On September 17 the Bancorp board of directors declared a third-quarter dividend of $.06 per share payable November 1 to shareholders of record October 15. With the payment of the declared dividend, approximately 39% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

      Columbia's subsidiary, Columbia River Bank ("CRB") continues an aggressive expansion plan and, in November plans to open its first branch in Newberg, Oregon. Located in the heart of Oregon's Willamette Valley wine country, Newberg is a fast growing city of over 17,000 located 14 miles north of McMinnville, Oregon and 20 miles southwest of Portland. CRB will be the anchor tenant in the new 30,000 square foot office building to be called the Columbia River Bank Building. There will be space for additional retail establishments as well as office tenants. The building is expected to be completed in March 2000. The bank branch is expected to operate in temporary facilities across from the construction area.

      On August 30, CRB opened its second branch in Bend, Oregon. The branch is located in a newly constructed bank owned building in West Bend in the Shevlin Business Park, an office park development. Bend is the largest market in which CRB operates, and the potential for strong growth in CRB's downtown office and the development of Bend's west side allow significant opportunities.

      Growth in current markets, the expansion of its base of interest earning assets, and increased revenue generated from non-interest income all contribute to the goal of achieving Columbia's mission of being a high performing banking corporation providing superior financial services to the communities it serves.

MATERIAL CHANGES IN FINANCIAL CONDITION

      Changes in the balance sheet for the nine months ended September 30, 1999 include an increase in total assets, primarily in loans and investment securities and deposits, while cash and cash equivalents and notes payable decreased.

      At September 30, 1999, total assets increased 3.9%, or approximately $13.2 million, over total assets at December 31, 1998. Major components of the change in total assets were:

     o   $29.3 million increase in loans
     o   $36.2 million decrease in cash and cash equivalents
     o   $17.5 million increase in investment securities

      The increase in loans is reflected in increases in all major loan categories. Management attributes the change to seasonal increase in real estate construction and agricultural operating loans as well as continued penetration within Columbia's market. The market areas Columbia serve continue to experience robust local economies.

      Columbia experienced an increase in deposits of approximately $11.9 million during the first nine months of 1999, specifically as follows:

     o   Interest bearing demand deposits decreased $7.8 million
     o   Non-interest bearing deposits increased $11.9 million
     o   Savings deposits increased $1.5 million
     o   Time certificate deposits increased $6.3 million

      The decrease in interest bearing demand deposits, and related decrease in cash and cash equivalents, was due primarily to a customer's withdrawal from a sinking fund account for debt payment at another financial institution. Notwithstanding this withdrawal, management believes deposit increases are due to continuing expansion in current market areas served.

      All other changes experienced in asset and liability categories during the first nine months of 1999 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Total interest income increased $4,354,875 for nine months ended September 30, 1999, and $1,523,650 for the quarter ended September 30, 1999, as compared to the same periods in 1998. This increase is primarily due to the increase in loans and securities held in 1999 as compared to 1998.

      Total interest expense also increased $1,012,528 for the nine months ended September 30, 1999, and $296,381 for the quarter ended September 30, 1999, as compared to the same periods in 1998. This increase is primarily due to the increase in time deposits held during 1999 as compared to 1998.

      Columbia's net interest income increased by $3,342,347 for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Diluted net income per common share decreased to $.45 for the first nine months of 1999 from $.49 for the first nine months of 1998. Cash earnings in the first half of 1999 were $.51 per diluted share compared to $.49 per diluted share in the like period a year ago.

      Noninterest income increased $901,964 for the nine months ended September 30, 1999 as compared to the same period in 1998. This increase is primarily attributable to increases in income generated by CRB's mortgage group as well as increased income generated by service charges and fees on deposit accounts.

      Noninterest expense increased $3,435,414 for the nine months ended September 30, 1999 as compared to the comparable 1998 period. The increase for the nine-month period was primarily attributable to increases in salaries and employee benefits and other expenses. The formation and staffing of the newly opened Hermiston, Pendleton and Bend branches of CRB, and growth in the CRB mortgage group, and the commitment and investment in technology and new products, were primary forces in the increased expense in these categories.

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

LOAN LOSS PROVISION

      During the nine months ended September 30, 1999, Columbia charged a $855,000 loan loss provision to operations, as compared to $700,000 charged during the same period in 1998. Loans charged off, net of loan recoveries, was $28,726 during the nine months ended September 30, 1999, as compared to net charged off loans of $406,786 for the like period in 1998.

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

      The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 1999. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $3,664,235, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

      The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at September 30, 1999, as compared to regulatory minimums.

                                       At September 30, 1999     Regulatory Minimum
                                       ---------------------     ------------------
            Tier-one capital                 10.52%                      4%
            Total risk-based capital         11.71%                      8%
            Leverage ratio                    8.21%                      4%


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has not been a material change in the quantitative and qualitative market risks faced by Columbia from the risk disclosures reported in Columbia's form 10-K covering the fiscal year ended December 31, 1998.

                          PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

CRB Branching Activities

      Columbia opened its second CRB branch in Bend, Oregon during the third quarter. Construction of the new Shevlin Center branch in the Shevlin Business Park, an office park development in the western part of Bend, was completed by mid-August with branch operations commencing in late August.

      This was the second branch opened by CRB in 1999. On January 4, 1999, CRB opened its first branch in Pendleton, Oregon. This was the second branch CRB opened in Eastern Oregon. On September 14, 1998, CRB opened a branch in the rapidly growing city of Hermiston, which is 26 miles west of Pendleton. Management believes that the Bank's agricultural and small business lending expertise and commitment to exceptional customer service will be well received in the both Eastern Oregon communities.

      Columbia's 13th branch is expected to open in Newberg, Oregon during the fourth quarter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibit 27 - Article 9 Financial Data Schedule for Form 10-Q

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 1999.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COLUMBIA BANCORP



Dated:   November 1, 1999       /s/ Terry L. Cochran
                                ------------------------------------------
                                Terry L. Cochran
                                President & Chief Executive Officer




Dated:   November 1, 1999       /s/ Neal T. McLaughlin
                                ------------------------------------------
                                Neal T. McLaughlin, EVP, Chief Financial
                                Officer - Columbia River Bank; and
                                Chief Financial Officer - Columbia Bancorp