Form 10-K
period 1999-12-31
COLUMBIA BANCORP \OR\
filed 2000-03-30
CIK 1010002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended: December 31, 1999

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
        (State of incorporation)                    (I.R.S. Employer
                                                   Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 15, 2000 was $45,378,145.

      The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,012,822 shares of no par value common stock on March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's proxy statement dated March 10, 2000 for the 2000 Annual Meeting of Shareholders ("Proxy Statement"), and the 1999 Annual Report to Shareholders are incorporated by reference in Part II and III hereof.

                                COLUMBIA BANCORP
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
Disclosure Regarding Forward Looking Statements                                           3

PART I

Item 1.    Business                                                                     3 - 15
Item 2.    Properties                                                                  15 - 16
Item 3.    Legal Proceedings                                                             16
Item 4.    Submission of Matters to a Vote of Security Holders                           16

PART II

       (Portions of Items 5, 6, 7 and 8 are incorporated by reference from Columbia Bancorp's 1999 Annual Report to Shareholders)

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters          16
Item 6.    Selected Financial Data                                                        17
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                                  18 - 33
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                   33 - 34
Item 8.    Financial Statements and Supplementary Data                                    34
Item 9.    Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure                                                     35

PART III

        (Items 10 through 13 are incorporated by reference from Columbia
          Bancorp's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 25, 2000)

Item 10.   Directors, Executive Officers of the Registrant                                35
Item 11    Executive Compensation and Report of Compensation Committee                    35
Item 12.   Security Ownership of Certain Beneficial Owners and Management                 35
Item 13.   Certain Relationships and Related Transactions                                 35

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K            35 - 36

SIGNATURES                                                                             37 - 38

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Columbia Bancorp ("Columbia") is a bank holding company headquartered in The Dalles, Oregon. Its subsidiaries include Columbia River Bank ("CRB") and Valley Community Mortgage Services, Inc. CRB is a 13 branch, state-chartered institution authorized to provide banking services by the States of Oregon and Washington. Columbia offers a broad range of financial services to its customers, primarily small and medium sized businesses, farmers, and individuals. Columbia's 11 Oregon branches serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the communities of McMinnville and Newberg in the Willamette Valley. Columbia's two south central Washington branches serve the communities of Goldendale and White Salmon.

        As of December 31, 1999, Columbia had total assets of $361.24 million, total deposits of $310.91 million, and shareholders' equity of $37.32 million. Columbia's net income for the year ended December 31, 1999, was $5.01 million, which was Columbia's twelfth consecutive year of increasingly higher net income. For the year ended December 31, 1999, Columbia's return on average assets was 1.44% and return on average equity was 13.90%. Since the year ended December 31, 1994, it has increased earnings by an average of 22.90% per year and achieved an average return on average assets of 1.57%. During the same period, Columbia has achieved an average return on average equity of 16.21%.

        From its origins as a one-branch community bank in The Dalles, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines, and the expansion and cross-marketing of its existing products and community-bank lending expertise. In 1995, CRB merged with Juniper Banking Company. In 1996, Columbia was formed as CRB's holding company and Columbia acquired Washington-based Klickitat Valley Bank. Further growth came from CRB's Hood River and Bend branch openings and from the expansion in 1997 of CRB's residential mortgage business. In September 1998, CRB opened a new branch in Hermiston, Oregon and in November, Columbia acquired Valley Community Bank ("VCB"). In 1999, CRB opened a new branch in Pendleton, Oregon in January, completed construction of a second Bend branch in August, and opened its first branch in Newberg, Oregon in November. Collectively, these growth and acquisition activities have enabled Columbia to diversify its loan portfolio and its operating risks over several market areas and local economies.

        The markets in which Columbia operates are relatively economically diverse, and therefore pose both opportunities and challenges to a community bank operating in all of these economies. Columbia's approach to meeting the challenge is to staff its branches and business groups with managers who are established in their communities and have developed a loyal customer following. Columbia's senior management, in conjunction with the branch managers, reviews the operations of each branch to determine which products and services are best suited for that geographic region. The diverse economies also provide opportunities to limit Columbia's exposure to adverse market conditions in any one economic sector.

BUSINESS STRATEGY

        Columbia's strategy is to continue building on its position as a leading community-based provider of financial services in Oregon and south central Washington. The key to the success of this strategy, in Columbia's view, is to continue to provide exceptional personal service to the communities it now serves, and to successfully expand into new communities by identifying and meeting their unique financial services needs. Columbia's target branch locations are in non-metropolitan regions, where it aims to deliver prompt and friendly personal banking services. The components of Columbia's business strategy are outlined below.

        Successfully operate in non-metropolitan regions. In direct contrast to the present strategies of certain major regional banks, which have closed branches and reduced service levels in Columbia's service areas, Columbia believes that the key to profitably operating in non-metropolitan communities is to: (i) provide a high level of service to the customer; (ii) staff branches with employees who have established ties to the community; (iii) attract and retain a highly skilled management team; and, (iv) allow branch personnel the flexibility to emphasize products and services which best fit their local economy. In addition, by decentralizing a portion of the management function to the branch level, Columbia believes it can make business decisions regarding customers more quickly and with more knowledge than its major banking competitors. Columbia believes it is able to profitably attract and retain customers by providing and delivering such products and services tailored to their individual needs, and by delivering them with a high degree of personal attention.

        Maintain high asset quality. Columbia seeks to maintain high asset quality through a program that includes prompt and strict adherence to established credit policies, training and supervision of lending officers. Additionally, Columbia uses incentives to maintain high asset quality, including tying a portion of its loan officers' compensation to the quality of the loans they originate. Columbia also believes that its commitment to hire branch managers with long term ties to their communities is of significant assistance in determining the quality of loan transactions. The variety of economies in which Columbia's branches are located increases the diversification and, in Columbia's opinion, the strength of the overall loan portfolio.

        Seize merger and acquisition opportunities. In 1995, CRB merged with Juniper Banking Company ("Juniper") of central Oregon. In 1996 Columbia acquired Klickitat Valley Bank of south central Washington, and in November 1998, Columbia acquired McMinnville-based VCB. After these transactions, Columbia was able to provide the same or improved levels of community banking products and services in these new market areas.

        Continue to expand through new branches and new products. Columbia has grown through the establishment of new branches including, in 1999, branches in Pendleton, Newberg and a second branch in Bend. In addition, Columbia's banking products, including its loan programs, and other services are designed to be responsive to the needs of local community businesses and individual customers. For example, in 1997 Columbia recognized an opportunity in rapidly growing central Oregon, and established a mortgage lending group in Bend to originate and sell residential mortgages. Columbia also offers investment products and services through its affiliation with the Primevest Financial Services, Inc. brokerage organization, through which it offers stocks, bonds, mutual funds, IRAs, retirement plans, and estate planning. Columbia's products and services are designed to both increase its customer base and to enhance cross-selling opportunities.

GROWTH HISTORY

        Columbia's Origins and Activities Through 1994. Columbia's subsidiary, CRB, was incorporated and chartered in Oregon in 1976 and opened for business in 1977. CRB developed and grew as a one-branch community bank in The Dalles. Several of Columbia's present senior executive officers, including its Chief Executive Officer and President, have been with the company since the early 1980s. Collectively, Columbia's five-member senior management team has, on average, over 22 years of banking experience, much of it gained through years of service at CRB.

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

        Activities in 1996. In early 1996, Columbia became CRB's holding company. In June of 1996 Columbia acquired Klickitat Valley Bank ("Klickitat"), a south central Washington community bank headquartered in Goldendale, Washington with a branch in White Salmon. As CRB did with Juniper, Columbia retained the "Klickitat Valley Bank" name, and added, during 1996 and 1997, four experienced former Klickitat directors to the Columbia Board. Klickitat was a natural acquisition candidate for Columbia. Klickitat's White Salmon branch was within a few miles of CRB's Hood River branch across the Columbia River, and there were and are multiple economic ties between these two communities. Klickitat Valley Bank was Goldendale's only community bank, and this community's agriculture-based economy fit well with CRB's lending expertise.

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

        Activities in 1998.

        Secondary Common Stock Offering and Nasdaq Listing. During November 1998, Columbia registered 1,000,000 shares of common stock for sale to the public at a price of $9 per share, for an aggregate offering price of $9,000,000. All shares were sold, resulting in net proceeds of $8,126,115, after deducting $873,885 for underwriting discounts and commissions, legal, accounting, printing fees, and other offering expenses. Net proceeds were used to implement Columbia's expansion plans, including the acquisition of Valley Community Bancorp ("Valley"). In connection with the offering, Columbia's common stock was listed on the Nasdaq Stock Market, where trading commenced on November 6, 1998.

        Acquisition of Valley Community Bancorp. Columbia's most recent acquisition-based expansion was its purchase of Valley on November 30, 1998 for a cash purchase price of $15.10 million (the "Acquisition"). Subsequent to the Acquisition, Valley was merged into Columbia Bancorp, and its subsidiaries, including VCB, became wholly-owned subsidiaries of Columbia.

        Columbia believes the economy in the McMinnville area affords it the opportunity to leverage two of its core competencies: small business lending and agricultural lending. Additionally, the acquisition became Columbia's first entrance into Oregon's most populous region, the Willamette Valley. Management believes there are significant future growth opportunities in McMinnville, Newberg and surrounding communities.

        Columbia operated VCB as a separate subsidiary under the "Valley Community Bank" name until November 30, 1999 when it was merged into CRB. Columbia's management believes the combination will lower overall costs in the years ahead and capitalize on synergistic marketing, advertising and customer awareness issues.

        Hermiston, Umatilla County, Oregon. Columbia opened a new branch in Hermiston, Oregon in September of 1998. Hermiston, which has a population of over 11,000, is 100 miles east of The Dalles. The new branch operates from 1,500 square feet of leased space south of downtown Hermiston. A permanent Hermiston branch is under construction and will be finished in late first quarter 2000. The branch offers full-service community banking services, including loans to local commercial and agricultural-based business.

        Activities in 1999.

        Pendleton, Umatilla County, Oregon. In January 1999 Columbia opened a branch in Pendleton, which is 26 miles east of Hermiston and is the largest town in eastern Oregon. Columbia hired a manager for the new branch who has strong ties to the Pendleton community and 25 years experience with one of Columbia's super-regional bank competitors. Columbia currently operates out of leased facilities. A permanent branch facility is under construction and will be completed in late first quarter 2000.

        Shevlin Center Branch - Bend, Deschutes County, Oregon. Columbia opened a second branch in Bend, Oregon in the summer of 1999. The branch is located in the western part of Bend in the upscale Shevlin Business Park, an office park development. The additional branch in Bend was planned in order to take advantage of growth opportunities and to leverage existing nearby operations. Bend is the largest city in central Oregon, and the largest single market area in which Columbia operates. Columbia believes the second Bend branch will allow opportunities for future growth, especially for business lending services.

        Newberg Branch, Yamhill County, Oregon. Columbia opened its first branch in Newberg, Oregon in November 1999. Currently operating from temporary facilities, the branch will move into leased space in the Columbia River Bank Building in early second quarter of 2000. The Newberg branch is Columbia's second branch in Oregon's fast growing Willamette Valley.

        All three branches opened in 1999 allow Columbia to leverage certain promotional and advertising costs due to their proximity to existing Columbia communities. All three are located in Oregon counties with population growth rates that exceeded the State average of 13.1% for the period from 1990 to 1999.

        Name Uniformity. Following the mergers and acquisitions involving Juniper Banking Company, Klickitat Valley Bank and Valley Community Bank, CRB for various lengths of time retained the use of these banks' names as assumed business names at select branch facilities. However, eventually all of these assumed business names were replaced with the "Columbia River Bank" name. In 1999 the last name transition was complete when VCB merged into CRB, and the "Valley Community Bank" name was retired. As of December 31, 1999 all of CRB's branches, including the most recently opened branches, operate under the "Columbia River Bank" name.

CONSUMER PRODUCTS AND SERVICES

        Columbia offers a broad range of deposit and loan products and services tailored to meet the banking requirements of consumers in Columbia's market areas. These include:

        Deposit Products. Columbia's consumer deposit products include many noninterest-bearing checking account products priced at various levels, interest-bearing checking and savings accounts, money market accounts, and certificates of deposit. These interest-bearing accounts generally earn interest, or are priced, at rates established by management based on competitive market factors and management's desire to increase certain types or maturities of deposit liabilities. Columbia does not pay brokerage commissions to attract deposits. It strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts, which reduces its cost of funds.

        Mortgage Loans. In August of 1997, Columbia created a division of CRB to originate conventional and federally insured residential mortgage loans for sale in the secondary market. The division, known as the "Columbia River Bank Mortgage Group," has grown its business substantially since its inception. As of December 31, 1997, the mortgage group had sold 60 loans valued at $6.44 million. Between January 1, 1998 and December 31, 1998, an additional 1,064 loans valued at $117.54 million were sold. And between January 1, 1999 and December 31, 1999, 1,179 loans valued at $130.21 million were sold. The group has benefited from a number of factors, including strong demand for mortgages, especially in the Bend area, a favorable interest rate environment, utilization of advanced software for evaluating and processing mortgage applications, and an aggressive sales culture. The mortgage group operates its primary retail loan operations from branch facilities in Bend, Oregon, but offers its products at all of Columbia's Oregon and Washington branches. It also offers mortgage loan products, brokerage and servicing support for certain other Oregon banks. In 1999, approximately 60% of Columbia's mortgage business was generated from its mortgage group and from Columbia's branches. The remaining 40% derive from relationships with mortgage brokers and other community banks.

        Investment Products. Through an arrangement with Primevest Financial Services, Inc., ("Primevest"), a registered securities broker-dealer, Columbia offers a wide range of financial products and services to consumers. These include stocks, mutual funds, traditional and Roth IRAs, SEPs, tax-sheltered annuities, life insurance, and other financial products. Primevest's representatives also offer retirement planning services. Columbia receives a portion of the commissions generated by financial product sales.

        Technology-Based Products and Services. Columbia uses both traditional and new technology to support its focus on personal service. These include a VISA credit and check card (debit card) program, ATMs at each of Columbia's full-service branches, including six drive-up ATMs, and a telephone banking service that allows customers to speak directly with a customer service representative during normal banking hours, and 24-hour telephone access to their accounts. In addition, Columbia, through its website, intends to begin offering BankNet, its internet banking service, by early second quarter 2000.

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

LOAN PRODUCTS FOR COMMERCIAL, AGRICULTURAL, AND OTHER BUSINESS CUSTOMERS

        Columbia has an experienced lending staff, including special expertise in small business and agricultural lending. Columbia's loan officers emphasize continuing contact with business customers after loans are made. Columbia believes that its business customers appreciate the ongoing relationship they develop with their local lending officer. Such relationship-based banking is an important aspect of Columbia's continuous effort to maintain high asset quality.

        Commercial Loans. Columbia offers customized loans to its commercial customers, including equipment and inventory financing, operational lines of credit, SBA loans for qualified businesses, and accounts receivable financing. A significant portion of Columbia's loan portfolio consists of commercial loans. (For regulatory reporting purposes, a portion of Columbia's commercial loans are designated as real estate loans because they are secured by real property, although these loans may finance accounts receivable, equipment and inventory purchases, or other commercial activities.) Lending decisions are based on careful evaluation of the financial strength, management, and credit history of the borrower and the quality of the collateral securing the loan. Commercial loans secured by real property are generally limited to 75% of the value of the collateral. Columbia typically requires personal guarantees and relies on the identification of secondary sources of repayment.

        Agricultural Loans. Columbia provides loans to agricultural businesses, including production lines of credit, equipment financing, and term loans for capital improvements and other business purposes. Agricultural loans are generally secured by crops, equipment, and inventory, as well as real estate. Agricultural lending can require significant follow-up time, as farmers request budgeting assistance and other financial advice. Columbia employs both an agricultural loan consultant with decades of farm lending experience, and an experienced agricultural representative who is a full-time Columbia employee, to assist its loan officers in loan processing and administration. Columbia's loan officers, many of whom are graduates of the Western Agricultural School in Pullman, Washington, make frequent visits to farming operation sites, attend regular agricultural lending programs and seminars, and actively participate in growers' associations and other agricultural-based organizations.

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

        For all of its loans, Columbia at all times seeks to maintain sound loan underwriting standards with written loan policies, appropriate individual and branch limits, and loan committee reviews. In the case of particularly large loan commitments or loan participations, loans are reviewed by a loan committee at the Board of Directors level of CRB. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

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

        Investment Products. Columbia's affiliation with Primevest allows it to offer financial products and services to Columbia's business customers as well as to consumers. These include insurance and annuity products, and employee retirement plan products such as SEPs, IRAs and 401(k) plans.

        Accounts Receivable Financing. Columbia offers its business customers the opportunity to obtain financing for their businesses through an accounts receivable financing program. Columbia offers this program in collaboration with a third-party vendor specializing in accounts receivable management that utilizes proprietary collection software. Under the program, Columbia purchases accounts receivable at a discount on a daily basis and maintains customer cash reserve balances to protect it from potential losses. Accounts receivable collection is handled by Columbia using the vendor's proprietary software. Columbia began offering this service in early 1998.

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

COMPETITION

        The market for banking services, including deposit and loan products, is highly competitive. The major commercial bank competitors are super-regional institutions headquartered outside the state of Oregon. Deposits held by super-regionals were approximately 59% of statewide commercial bank deposits as of June 30, 1999, which is the most recent date for which this information is available. These major banks have the advantage of offering their customers services and statewide banking facilities that Columbia does not offer.

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

        A potential new source of competition is the array of on-line banking services offered by traditional commercial banks and other financial service providers, and by newly formed companies that use the Internet to advertise and sell competing products. However, Columbia's management believes that for the foreseeable future its customers will continue to want the personal, locally-based services that it offers. Columbia also plans to begin offering some on-line banking services to its customers within the next three months.

THE YEAR 2000 ISSUE

        To meet the challenges posed by our computer-reliant world, Columbia made Y2K a top priority in 1999. Hardware, software and vendor issues were assessed. Systems and services were tested and renovations were completed. Total costs incurred by Columbia directly attributable to Y2K issues exceeded $500,000 and included costs for continuing technology upgrades, contingency planning, system testing and personnel training. Preparations for Y2K accelerated some planed technology upgrades and delayed others. This preparedness exercise, coupled with a three-year technology plan implemented in 1999 provides clear direction for Columbia's use of technology. Management feels that Columbia is now better prepared than ever to meet the banking business needs of our customers today and well into the future.

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

GRAMM-LEACH-BLILEY FINANCIAL SERVICES MODERNIZATION ACT

        In 1999 Congress passed the Gramm-Leach-Bliley Financial Services Modernization Act (the "FSMA"). This new legislation repealed certain provisions of the Glass-Steagall Act that had required the separation of the banking, insurance and securities businesses. It also created a new business structure known as a financial services holding company. Under this new law, banks will have broader opportunities to affiliate with insurance and securities companies. Banks could also become tempting acquisition targets, as insurance and securities companies seek such affiliations themselves. The FMSA may also encourage local jurisdictions to enact tighter bank privacy provisions. The enactment and implementation of the FMSA will result in new competitive challenges and opportunities for community banks in the coming years.

FEDERAL AND STATE BANK REGULATION

        General. CRB is an Oregon stock bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"), and is subject to the supervision and regulation of the Oregon Director of Banks and the FDIC. CRB is also subject to the supervision and regulation the Washington Department of Financial Institutions. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

        FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (the "FDICIA"), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that CRB meets all such standards, and therefore, does not believe that these regulatory standards materially affect Columbia's business operations.

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

DEPOSIT INSURANCE

        The deposits of CRB are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. CRB is required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

DIVIDENDS

        The principal source of Columbia's cash revenues is dividends received from its subsidiary. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Also, under the Oregon Bank Act, the Oregon Director of Banks may suspend the payment of dividends if it is determined that the payment would cause a bank's remaining stockholders' equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither Columbia nor CRB is currently subject to any regulatory restrictions on their dividends.

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

ITEM 2.        PROPERTIES

 ........Seven of Columbia's facilities in Hood River, The Dalles, Redmond, Bend,
McMinnville and Madras, Oregon, as well as its two full-service branch facilities in south central Washington, are housed in properties owned by Columbia. Columbia leases the space for its in-store facility in the Safeway store in The Dalles. The new branches in Hermiston and Pendleton presently occupy leased space, but early in 2000 will be moving into Columbia owned facilities. The Newberg branch is currently located in a temporary trailer with plans to move into leased space early in 2000. All of Columbia's presently owned full-service branches have drive-up facilities and automated teller machines. Columbia's mortgage group operates from the second floor of Columbia's present Bend branch, as well as leased office space in The Dalles. The following sets forth certain information regarding Columbia's branch facilities.

                                                                                            Date
                                                                                           Opened
                                                                                  Square      or           Occupancy
City and County                                      Address                       Feet    Acquired         Status
---------------                                      -------                      -------  --------        ----------
Oregon Branches

The Dalles (Main Branch), Wasco County               316 East Third Street         8,000     1977            Owned

The Dalles (Westside Branch), Wasco County(1)        520 Mt. Hood Street             430     1986           Leased

Hood River Branch, Hood River County                 2650 Cascade Avenue           6,255     1993            Owned

Madras Branch, Jefferson County                      624 SW Fourth Street          7,400     1995            Owned

Redmond Branch, Deschutes County                     434 North Fifth Street        4,700     1995            Owned

Bend Branch, Deschutes County                        1701 NE Third Street          8,306     1996            Owned

Shevlin Center Branch,(2) Deschutes County           925 SW Emkay Drive           15,000     1996            Owned

Hermiston Branch, Umatilla County(3)                 1055 South Highway 395        1,500     1998           Leased

Pendleton Branch, Umatilla County(3)                 16 SE Court Avenue            1,776     1999           Leased

McMinnville Branch, Yamhill County                   723 N Baker                   9,600     1998            Owned

Newberg Branch, Yamhill County                       901 N Brutscher St.             720     1999           Leased

                                                                                            Date
                                                                                           Opened
                                                                                  Square      or           Occupancy
City and County                                      Address                       Feet    Acquired         Status
---------------                                      -------                      -------  --------        ----------
Washington Branches

White Salmon Branch, Klickitat County                390 NE Tohomish Street        5,500     1996            Owned

Goldendale Branch, Klickitat County                  202 West Main Street          6,105     1996            Owned

--------------------

(1)  Leased space in a Safeway supermarket. Lease term expires September 2000.

(2) Branch operations are located on the first floor (7,500 square feet). The second floor is leased to other parties.

(3)  Leased on a month-to-month basis pending construction of new facility.

        Columbia maintains its administrative offices in 1,900 square feet of leased office space in The Dalles. This space is adequate presently but will not be suitable over the longer term. Columbia purchased property in the Columbia River Center in The Dalles for future branch or administrative operations expansion. Columbia is committed to keeping its administrative headquarters in The Dalles

EMPLOYEES

        As of December 31, 1999, Columbia had a total of 217 full-time equivalent employees. This number of employees, which compares to 187 at December 31, 1998, has increased due to the opening of three branches in 1999, as well as increased staffing in other branch and administrative functions. None of the employees are subject to a collective bargaining agreement. Columbia considers its relationships with its employees to be good.

ITEM 3. LEGAL PROCEEDINGS

        Columbia is from time-to-time a party to various legal actions arising in the normal course of business, such as collection cases and the enforcement of creditors' rights in bankruptcy proceedings. Management is not presently aware of any material pending or threatened claims against Columbia.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of securities holders of Columbia during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The information called for by this item is contained in Columbia's Annual Report to Shareholders for the year ended December 31, 1999, portions of which are attached hereto as Exhibit 13.1.

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



                                                        AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------------------
                                                1999         1998         1997          1996         1995
                                              --------     --------     --------      --------     --------
                                                      (dollars in thousands except per share data)
INCOME STATEMENT DATA
    Interest income                           $ 26,883     $ 21,328     $ 18,144      $ 15,385     $ 13,815
    Interest expense                             8,568        7,205        6,270         5,746        5,216
                                              --------     --------     --------      --------     --------
         Net interest income                    18,315       14,123       11,874         9,639        8,599

    Loan loss provision                          1,005        1,000          581           246           88
                                              --------     --------     --------      --------     --------
    Net interest income after
      provision for loan losses                 17,310       13,123       11,293         9,393        8,511
    Noninterest income                           5,784        4,678        2,481         1,799        1,552
    Noninterest expense                         14,976       10,633        8,092         7,180        6,495
                                              --------     --------     --------      --------     --------
    Income before provision for
      income taxes                               8,118        7,168        5,682         4,012        3,568
    Provision for income taxes                   3,105        2,450        1,795         1,285        1,079
                                              --------     --------     --------      --------     --------
         Net income                           $  5,013     $  4,718     $  3,887      $  2,727     $  2,489
                                              ========     ========     ========      ========     ========
DIVIDENDS
    Cash dividends declared and paid          $  1,999     $  1,587     $    842      $    882     $    555
    Ratio of dividends to net income             39.88%       33.64%       21.67%        32.37%       22.30%

PER SHARE DATA(1)
Earnings Per Share
    Basic earnings per common share           $   0.63     $   0.67     $   0.57      $   0.41     $   0.37
    Diluted earnings per common share         $   0.62     $   0.65     $   0.55      $   0.40     $   0.36
Cash Earnings Per Share
    Basic earnings per common share           $   0.71     $   0.68     $   0.57      $   0.41     $   0.37
    Diluted earnings per common share         $   0.70     $   0.66     $   0.55      $   0.40     $   0.36
Book value per common share                   $   4.66     $   4.37     $   3.35      $   2.89     $   2.60
Weighted average shares outstanding
    Basic                                        7,985        7,066        6,813         6,732        6,693
    Diluted                                      8,090        7,238        7,013         6,847        6,842

BALANCE SHEET DATA
    Investment securities                     $ 62,333     $ 47,894     $ 48,804      $ 51,484     $ 49,454
    Loans, net                                $246,975     $206,551     $155,219      $118,228     $104,178
    Total assets                              $361,241     $342,413     $231,827      $200,302     $178,486
    Total deposits                            $310,910     $295,680     $201,568      $178,744     $158,874
    Shareholders' equity                      $ 37,322     $ 34,756     $ 22,987      $ 19,533     $ 17,484

SELECTED RATIOS
    Return on average assets                      1.44%        1.83%        1.77%         1.45%        1.46%
    Return on average equity                     13.90%       18.10%       18.37%        14.91%       15.45%
    Total loans to deposits                      79.44%       69.86%       77.00%        66.14%       65.57%
    Net interest margin                           6.17%        6.19%        6.15%         5.74%        5.67%
    Efficiency ratio                             62.14%       56.56%       56.37%        62.77%       63.98%
    Cash efficiency ratio                        59.53%       56.28%       56.37%        62.77%       63.98%

ASSET QUALITY RATIOS
  Reserve for loans losses to:
      Ending total loans                          1.32%        1.13%        1.04%         0.83%        1.02%
      Nonperforming assets(2)                   553.45%      108.82%      112.65%       384.17%      291.30%
    Nonperforming assets to ending
      total assets(2)                             0.16%        0.64%        0.63%         0.04%        0.21%
    Net loan charge-offs(recoveries)
      to average loans                            0.04%        0.38%       (0.04)%        0.29%       (0.03)%

CAPITAL RATIOS
    Average shareholders' equity to
         average assets                          10.40%       10.12%        9.62%         9.73%        9.48%
    Tier I capital ratio(3)                      10.20%       10.90%       13.70%        14.20%       14.40%
    Total risk-based capital ratio(4)            11.30%       11.90%       14.70%        14.90%       15.20%
    Leverage ratio(5)                             8.30%        8.90%       10.60%         9.90%        9.90%

(1) Per share data reflects retroactive restatement for stock splits in 1998 (3-for-2 and 2-for-1) and 1995 (3-for-1).

(2) Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more, and other real estate owned.

(3)  Tier I capital divided by risk-weighted assets.

(4)  Total capital divided by risk-weighted assets.

(5)  Tier I capital divided by average total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        From its origins as a one-branch bank in The Dalles, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines, and the expansion and cross-marketing of its existing products and community-bank lending expertise. In 1995, CRB merged with Juniper Banking Company, and in 1996 Columbia was formed as CRB's holding company. In 1996, Columbia acquired Washington-based Klickitat Valley Bank. Further growth came from CRB's Hood River and Bend branch openings, and from the expansion in 1997 of CRB's residential mortgage business. In November 1998, Columbia acquired Valley Community Bank, and in September CRB opened a new branch in Hermiston, Oregon. In 1999, CRB opened a new branch in Pendleton, Oregon in January, completed construction and opened a second Bend branch in August, and opened its first branch in Newberg, Oregon in November. Collectively, these growth and acquisition activities have enabled Columbia to diversify its portfolio and its operating risk over several market areas and local economies.

        Columbia's goal is to grow its earning assets while maintaining a high return on equity and keeping asset quality high. The key to this, in Columbia's view, is to emphasize personal, quality banking products and services for its customers, to hire and retain competent branch management and administrative personnel, and to respond quickly to customer demand and growth opportunities. Columbia also intends to increase its market penetration in its existing markets, and to expand into new markets through further suitable acquisitions and through new branch openings. Columbia's goal continues to be to increase earning assets without compromising its commitment to high asset quality.

        For the year ended December 31, 1999, net income was $5.01 million, representing an increase of 6.26% over net income of $4.72 million earned during the year ended December 31, 1998. Net income for 1998 was up 21.39% over net income of $3.89 million earned during the year ended December 31, 1997. Net income for 1997 was up 42.49% from $2.73 million for the year ended December 31, 1996. Cash basis diluted earnings per share were $0.70 $0.66, and $0.55 for the years ended December 31, 1999, 1998, and 1997, respectively. Return on average assets was 1.44% for the year ended December 31, 1999, compared with 1.83% for the year ended December 31, 1998, and 1.77% in 1997. Return on average equity was 13.90% for the year ended December 31, 1999, compared with 18.10% for the year ended December 31, 1998, and 18.37% for the year ended December 31, 1997. The increase in earnings for the year ended December 31, 1999, versus the comparable period in 1998 can be attributed to growth in earning assets, deposits, fee income growth, and increased customer activity in new markets.

        Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:

                                                               YEARS ENDED DECEMBER 31,
                                              ------------------------------------------------------------
                                                1999         1998         1997         1996         1995
                                              --------     --------     --------     --------     --------
                                                      (dollars in thousands except per share data)

Net income                                    $  5,013     $  4,718     $  3,887     $  2,727     $  2,489
Average assets                                 347,003      257,664      219,905      188,061      170,352
RETURN ON AVERAGE ASSETS                          1.44%        1.83%        1.77%        1.45%        1.46%

Net income                                    $  5,013     $  4,718     $  3,887     $  2,727     $  2,489
Average equity                                  36,075       26,069       21,157       18,292       16,114
RETURN ON AVERAGE EQUITY                         13.90%       18.10%       18.37%       14.91%       15.45%

Cash dividends declared and paid per share    $   0.25     $   0.22     $   0.12     $   0.13     $   0.08
Basic earnings per common share                   0.63         0.67         0.57         0.41         0.37
DIVIDEND PAYOUT RATIO                            39.88%       33.64%       21.67%       32.37%       22.30%

Average equity                                $ 36,075     $ 26,069     $ 21,157     $ 18,292     $ 16,144
Average assets                                 347,003      257,664      219,905      188,061      170,352
AVERAGE EQUITY TO ASSET RATIO                    10.40%       10.12%        9.62%        9.73%        9.48%

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

        Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

                                       Year Ended December 31, 1999   Year Ended December 31, 1998    Year Ended December 31, 1997
                                       -----------------------------  ----------------------------   -------------------------------
                                                             Average                      Average
                                                  Interest   Yields             Interest   Yields               Interest    Average
                                        Average   Income or    or     Average   Income or    or      Average    Income or  Yields or
                                        Balance    Expense   Rates    Balance   Expense    Rates     Balance     Expense     Rates
                                       ---------  ---------  -------  --------- --------- -------   ---------   ---------  ---------
                                                                          (dollars in thousands)
Interest-earning assets:
   Loans(2)                             $222,276   $22,495    10.12%  $175,588   $17,939    10.22%   $140,891    $14,764     10.48%
   Investment securities
      Taxable securities                  38,434     2,195     5.71     31,686     1,890     5.97      36,826      2,296      6.24
      Nontaxable securities(1)            20,895     1,519     7.27     16,819     1,284     7.63      15,112      1,114      7.37
   Interest-earning balances due
      from banks                           6,533       362     5.54      3,142       159     5.05       2,322        127      5.45
   Federal funds sold                     17,149       829     4.83      8,042       492     6.12       4,114        221      5.38
                                        --------   -------    -----   --------   -------    -----    --------    -------     -----
         Total interest-earning
            assets(3)                    305,287    27,400     8.98    235,277    21,764     9.25     199,265     18,522      9.30
   Cash and due from banks                18,505                        14,663                         14,091
   Premises and equipment, net             9,738                         5,545                          5,096
   Loan loss allowance                    (2,961)                       (1,917)                        (1,315)
   Other assets                           16,434                         4,096                          2,768
                                         -------                        ------                       --------
         Total assets                   $347,003                      $257,664                       $219,905
                                        ========                      ========                       ========
Interest-bearing liabilities:
   Interest-bearing checking and
      savings accounts                  $153,609   $ 4,148     2.70%  $115,101    $3,571     3.10%   $102,005     $3,313      3.25%
   Time deposit & IRAs                    75,619     3,886     5.14     58,370     3,195     5.47      51,164      2,772      5.42
   Borrowed Funds                          9,418       534     5.67      7,929       439     5.53       3,236        185      5.68
                                        --------   -------    -----   --------   -------    -----    --------    -------     -----
         Total interest-bearing
           liabilities                   238,646     8,568     3.60    181,400     7,205     3.97     156,405      6,270      4.01
   Noninterest-bearing deposits           70,000                        48,983                         38,299
   Other liabilities                       2,282                         1,212                          4,044
                                        --------                      --------                       --------
         Total liabilities               310,928                       231,595                        198,748
   Shareholders' equity                   36,075                        26,069                         21,157
                                        --------                      --------                       --------
         Total liabilities and
            shareholders' equity        $347,003                      $257,664                       $219,905
                                        ========                      ========                       ========
Net interest income                                $18,832                       $14,559                         $12,252
                                                   =======                       =======                         =======
Net interest spread                                            5.38%                         5.28%                            5.29%
                                                              =====                         =====                            =====
Average yield on average earning
   assets(1)                                                   8.98%                         9.25%                            9.30%
                                                              =====                         =====                            =====
Interest expense to average
   earning assets                                              2.81%                         3.06%                            3.15%
                                                              =====                         =====                            =====
Net interest margin(3)                                         6.17%                         6.19%                            6.15%
                                                              =====                         =====                            =====

----------------

(1)  Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

(2)  Nonaccural loans are included in the average balance.

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

        Analysis of Changes in Interest Differential. The following table shows the dollar amount of the increase (decrease) in Columbia's net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:

                                       1999 OVER 1998                  1998 OVER 1997                    1997 OVER 1996
                                ----------------------------   -------------------------------   -------------------------------
                                 INCREASE (DECREASE) DUE TO      INCREASE (DECREASE) DUE TO         INCREASE (DECREASE) DUE TO
                                ----------------------------   -------------------------------   -------------------------------
                                                       NET                              NET                               NET
                                VOLUME     RATE       CHANGE   VOLUME       RATE       CHANGE    VOLUME       RATE       CHANGE
                                ------     -----      ------   -------      -----      -------   -------      -----      -------
                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
    Loans                       $4,770     $(214)     $4,556   $ 3,636      $(461)     $ 3,175   $ 3,079      $(169)     $ 2,910
    Investment securities
      Taxable securities           403       (98)        305      (321)       (85)        (406)      122        100          222
      Nontaxable securities        311       (76)        235       126         44          170        12        (65)         (53)
    Balances due from banks        170        33         203        45        (13)          32         8         22           30
    Federal funds sold             558      (221)        337       211         60          271      (372)         4         (368)
                                ------     -----      ------   -------      -----      -------   -------      -----      -------
         Total                   6,212      (576)      5,636     3,697       (455)       3,242     2,849       (108)       2,741
                                ------     -----      ------   -------      -----      -------   -------      -----      -------
Interest-bearing liabilities:
    Interest-bearing checking
      and savings accounts       1,195      (618)        577       426       (168)         258       393        (47)         346
    Time deposits                  944      (253)        691       390         33          423       104        (49)          55
    Borrowed funds                  82        13          95       265        (11)         254       122          1          123
                                ------     -----      ------   -------      -----      -------   -------      -----      -------
         Total                   2,221      (858)      1,363     1,081       (146)         935       619        (95)         524
                                ------     -----      ------   -------      -----      -------   -------      -----      -------
Net increase (decrease) in
    net interest income         $3,991     $ 282      $4,273   $ 2,616      $(309)     $ 2,307   $ 2,230      $ (13)     $ 2,217
                                ======     =====      ======   =======      =====      =======   =======      =====      =======

        Net interest income, before provision for loan loss, for the year ended December 31, 1999 was $18.32 million, an increase of 29.68% compared to net interest income of $14.12 million in 1998, an increase of 18.94% compared to net interest income of $11.87 million in 1997. The overall tax-equivalent earning asset yield was 8.98% in 1999 compared to 9.25% in 1998 and 9.30% in 1997. For the same years, rates on interest-bearing liabilities were 3.60%, 3.97%, and 4.01%, respectively. These results were primarily due to an increase in the volume of earning assets and the growth of noninterest-bearing deposits. For the three-year period 1997 through 1999, the average yield on earning assets decreased 0.32% while rates paid on interest-bearing liabilities decreased by 0.41%. Average loans increased 57.76% while average noninterest-bearing deposits increased 82.77%.

        Total interest-earning assets averaged $305.29 million for the year ended December 31, 1999, compared to $235.28 million for the corresponding period in 1998. Most of the increase was due to an increase in loans. Increases in the loan portfolio are attributed to the acquisition of Valley Community Bank, opportunities afforded by the banking industry's consolidation and closure of competitors' branches in Columbia's market areas, and the hiring of additional senior lending personnel in strategic locations.

        Interest-bearing liabilities averaged $238.65 million for the year ended December 31, 1999 compared to $181.40 million during the same period in 1998. Although further competitive pressure is expected in expanding deposit relationships, management, as a matter of policy, does not seek to attract high-priced, brokered deposits. In the near-term, management does not anticipate Columbia's net interest margins will be significantly impacted by competitive pressure for deposit accounts.

        Loans, which generally carry a higher yield than investment securities and other earning assets, comprised 72.81% of average earning assets during 1999, compared to 74.63% in 1998 and 70.71% in 1997. During the same periods, average yields on loans were 10.12% in 1999, 10.22% in 1998, and 10.48% in 1997. Investment securities comprised 19.43% of average earning assets in 1999, which was down from 20.62% in 1998 and 26.06% in 1997. Tax equivalent interest yields on investment securities have ranged from 6.27% in 1999 to 6.54% in 1998 and 6.57% in 1997.

        Interest cost, as a percentage of earning assets, decreased to 2.81% in 1999, compared to 3.06% in 1998 and 3.15% in 1997. Local competitive pricing conditions and funding needs for Columbia's investments in loans have been the primary determinants of rates paid for deposits during these three years.

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

        The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off assets, become net charge-offs. Columbia's policy is to charge off loans when, in management's opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. When a charge to the loan loss provision is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, and an evaluation of economic trends in Columbia's market areas. Management will continue to closely monitor the loan quality of new and existing relationships through stringent review and evaluation procedures and by making loan officers accountable for collection efforts.

        For the years ended December 31, 1999 through 1997, Columbia charged $1.01 million, $1.00 million and $581,000 respectively, to its provision for loan losses. The 72.12% increase in 1998 over the provision for loan losses recorded in 1997 was necessary to accommodate the growth in Columbia's loan portfolio, to establish a reserve for potential losses consistent with revisions in Columbia's loan policy, and to replenish the allowance for loan losses for charge-offs incurred during 1998. During the last three years, average outstanding loans grew 57.76% and the allowance for loan losses kept pace by increasing 101.29% through charges to the provision for loan losses. Columbia's increase in the provision for loan losses has primarily been a function of strong loan demand and the resulting growth in the loan portfolio.

        For the year ended December 31, 1999, loan charge-offs exceeded recoveries by $86,000 as compared to 1998, when loan charge-offs exceeded recoveries by $669,000. Nearly one-third of the loss experienced in 1998 was due to a loss from one loan. All remaining net charge-offs incurred by Columbia were smaller in amount and generally distributed evenly among all other branch locations.

NONINTEREST INCOME

        Total noninterest income increased through year-end 1999 over 1998 and 1997. Over this three-year period, noninterest income has increased from $2.48 million in 1997, to $4.68 million in 1998, and to $5.78 million in 1999. Noninterest income is primarily derived from service charges and related fees, as well as mortgage origination and processing fees. Such income increased $1.11 million, or 23.64% for the year ended December 31,

1999, compared to the year ended December 31, 1998. The principal reason for this increase was income generated by Columbia's mortgage lending division, which was formed in September of 1997, and which operates under the name "Columbia River Bank Mortgage Group." For the year ended 1999, this division generated $1.85 million in income from originating, processing, servicing, and selling mortgage loans. The increase was also the result of increasing deposit volumes and related service fees. Service charges were $2.19 million for the year ended December 31, 1999, compared to $1.74 million for the year ended December 31, 1998, and $1.55 million for the year ended December 31, 1997. Management attributes this 25.35% increase to the increase in customers served at all of Columbia's branches. The remainder of the increase in noninterest income is primarily attributable to improved revenues received from credit card discounts and fees, investment fee income provided by Columbia's financial services department and other noninterest fees and charges.

NONINTEREST EXPENSE

        Noninterest expenses consist principally of employees' salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses. A measure of Columbia's ability to contain noninterest expenses is the efficiency ratio. For the year ended December 31, 1999, the cash basis efficiency ratio had slipped to 59.53% compared to 56.28% for the corresponding period of 1998. The decline in the efficiency ratio primarily reflects increased expenses.

   Noninterest expense was $14.98 million for the year ended December 31, 1999, an increase from $10.63 million for the year ended December 31, 1998, and $8.09 million for the year ended December 31, 1997. This was due to an increase in staffing costs, as well as increases in other key operating costs such as occupancy expense, data processing expenses and other noninterest expense. The additional expenses related primarily to costs associated with the opening of three branches in 1999 as well as one-time non-recurring charges in 1999 for Y2K compliance, a technology study and the combination of the two subsidiary banks. In 1999, Columbia's total noninterest expense was 62.14% of net revenues, while in 1998 and 1997 it was 56.56% and 56.37%, respectively, of net revenues.

        Salary and benefit expense was $8.04 million in 1999, $6.01 million in 1998, and $4.46 million in 1997. As of December 31, 1999, Columbia had 217 full-time equivalent employees, which compares to 187 as of December 31, 1998 and 133 as of December 31, 1997. The increase in this expense category was the result of additional staffing in the new Newberg, Hermiston and Pendleton branches and the normal expense increases associated with maintaining an expanded employee base.

        Net occupancy expense consists of depreciation on premises and equipment, maintenance and repair expenses, utilities, and related expenses. Columbia's net occupancy expense increased steadily over the three-year period. This expense category was $1.19 million in 1999, an increase of $241,000, or 25.38%, over the $948,000 reported in 1998. From 1997 to 1999, net occupancy expense increased by $454,000, from $736,000 to $1.19 million, an increase of 61.57%. These increases reflect the operation of the five additional branches and the formation in 1997 of the Columbia River Bank Mortgage Group. This also reflects the costs relating to continued investment in Columbia's computer systems, which have been upgraded throughout the organization.

        FDIC insurance premiums are a function of outstanding deposit liabilities. Because the Bank Insurance Fund has since been adequately capitalized, Columbia was required to make only nominal premium payments in 1999, 1998 and 1997. For the three-year period ended December 31, 1999, Columbia paid the lowest premium available for its deposit insurance coverage.

        Other noninterest expense increases arose from investments in technology and data processing, and in new service delivery channels to enable Columbia to continue its focus on efficient, personal service. Data processing expenses increased 55.34% in 1999 over the previous year, which reflects both the growth of Columbia's customer and account base and ongoing upgrades to the data processing operations.

INCOME TAXES

        The provision for income taxes was $3.11 million in 1999, $2.45 million in 1998 and $1.80 million in

1997. The provision resulted in effective combined federal and state tax rates of 38.25% in 1999, 34.18% in 1998, and 31.60% in 1997. The growth of the effective tax rate in 1999 is primarily due to the effect of nondeductible goodwill amortization. The effective tax rates differ from combined estimated statutory rates of 38% principally due to the effects of nontaxable interest income which is recognized for book, but not for tax purposes. In addition, Columbia's state income tax rate was reduced from 6.60% to 3.81% in 1997 as a result of surplus revenues received by the State of Oregon.

FINANCIAL CONDITION

                             SUMMARY BALANCE SHEETS

                                                  DECEMBER 31,                                INCREASE (DECREASE)
                                    --------------------------------    --------------------------------------------
                                      1999        1998        1997      12/31/98 - 12/31/99      12/31/97 - 12/31/98
                                    --------    --------    --------    -------------------     --------------------
                                                            (dollars in thousands)
ASSETS
    Federal funds sold              $    680    $ 12,555    $  2,834    $(11,875)    -94.58%    $   9,721     343.01%
    Investments                       62,333      47,894      48,804      14,439      30.15%         (910)    -1.86%
    Loans                            246,975     206,551     155,219      40,424      19.57%       51,332      33.07%
    Other assets(1)                   51,253      75,413      24,970     (24,160)    -32.04%       50,443     202.01%
                                    --------    --------    --------    --------                ---------
         Total assets               $361,241    $342,413    $231,827    $ 18,828       5.50%    $ 110,586      47.70%
                                    ========    ========    ========    ========                =========
LIABILITIES
    Noninterest-bearing
      deposits                      $ 74,889    $ 67,409    $ 46,377    $  7,480      11.10%    $  21,032      45.35%
    Interest-bearing deposits        236,021     228,271     155,191       7,750       3.40%       73,080      47.09%
                                    --------    --------    --------    --------                ---------
         Total deposits              310,910     295,680     201,568      15,230       5.15%       94,112      46.69%

Other liabilities(2)                  13,009      11,977       7,272       1,032       8.62%        4,705      64.70%
                                    --------    --------    --------    --------                ---------
         Total liabilities           323,919     307,657     208,840      16,262       5.29%       98,817      47.32%

SHAREHOLDERS'
    EQUITY                            37,322      34,756      22,987       2,566       7.38%       11,769      51.20%
                                    --------    --------    --------    --------                ---------
         Total liabilities and
           shareholder's equity     $361,241    $342,413    $231,827    $ 18,828       5.50%    $ 110,586      47.70%
                                    ========    ========    ========    ========                =========

(1) Includes cash and due from banks, fixed assets, and accrued interest receivable.

(2)  Includes accrued interest payable and other liabilities.

INVESTMENTS

        A year-to-year comparison shows that Columbia's investment securities at December 31, 1999, totaled $62.33 million, compared to $47.89 million at December 31, 1998, and $48.80 million at December 31, 1997. This represents an increase of 30.15% between 1998 and 1999 and a decrease of 1.86% between 1997 and 1998. Increases or decreases in the investment portfolio are primarily a function of loan demand and changes in Columbia's deposit structure. On December 31, 1999, investments in federal funds sold (an overnight investment) were $680,000 and investments in restricted stock were $1.10 million. The balance of federal funds sold is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.

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

        At December 31, 1999, the investment portfolio, excluding restricted equity securities, consisted of 67.14% available-for-sale securities and 32.86% held-to-maturity securities. At December 31, 1998, the portfolio consisted of 62.99% available-for-sale securities and 37.01% held-to-maturity securities. At December 31, 1997, Columbia's investment portfolio, excluding restricted equity securities, consisted of 65.18% available-for-sale securities and 34.82% held-to-maturity securities. The present mix provides investment flexibility by placing more of the portfolio in the available-for-sale category.

        At December 31, 1999, Columbia's investment portfolio had total net unrealized losses of approximately $1.58 million. This compares to net unrealized gains of approximately $574,000 at December 31, 1998, and $371,000 at December 31, 1997. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses Columbia may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

        Federal funds sold are short term investments which mature on a daily basis. Columbia invests in these instruments to provide for additional earnings on excess available cash balances. Because of their short maturities, the balance of federal funds sold fluctuates dramatically on a day-to-day basis. The balance on any one day is influenced by cash demands, customer deposit levels, loan activity and other investment transactions. Investments in federal funds sold totaled $680,000 at December 31, 1999, compared to $12.55 million at December 31, 1998, and $2.83 million at December 31, 1997.

        The following table provides the carrying value of Columbia's portfolio of investment securities as of December 31, 1999, 1998, and 1997, respectively.

                                                          DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          ------------    ------------    ------------
                                                              1999            1998            1997
                                                          ------------    ------------    ------------
                                                                      (DOLLARS IN THOUSANDS)
Investments available-for-sale:
    U.S. Treasury securities                                $  1,610        $  3,199        $  3,214
    U.S. Government obligations                               36,205          23,168          26,943
    Corporate debt securities                                    532             605             853
    Corporate equity securities                                  300             300             300
    Municipal securities                                       2,464           2,195              --
                                                            --------        --------        --------
                                                              41,111          29,467          31,310
                                                            --------        --------        --------
Investments held-to-maturity:
    Obligations of states and political subdivisions          17,586          16,336          16,571
    Mortgage-backed securities                                 2,539             974             157
                                                            --------        --------        --------
                                                              20,125          17,310          16,728
                                                            --------        --------        --------
Restricted equity securities                                   1,097           1,117             766
                                                            --------        --------        --------
           Total investment securities                      $ 62,333        $ 47,894        $ 48,804
                                                            ========        ========        ========

Investment securities at the dates indicated consisted of the following:

                                        DECEMBER 31, 1999                DECEMBER 31, 1998                DECEMBER 31, 1997
                                  ------------------------------  ------------------------------    -----------------------------
                                               APPROX-                          APPROX-                          APPROX-
                                               IMATE                            IMATE                            IMATE
                                  AMORTIZED    MARKET      %      AMORTIZED     MARKET      %       AMORTIZED    MARKET      %
                                    COST       VALUE     YIELD*      COST       VALUE     YIELD*      COST       VALUE     YIELD*
                                  --------    --------   ------   ---------    --------   ------    ---------   --------   ------
                                                                           (IN THOUSANDS)
U.S. Treasuries and
      agencies:
    One year or less              $    600    $    601    5.67%    $    558    $    553    5.34%    $  1,599    $  1,599    5.47%
    One to five years                1,031       1,009    6.21%       2,603       2,646    4.80%       1,611       1,614    5.72%

U.S. Government
      agencies:
    One year or less                   628         619    6.42%       1,190       1,181    5.95%       5,052       5,058    5.75%
    One to five years               38,079      37,105    6.76%      20,377      20,465    5.94%      17,333      17,321    6.35%
    Five to ten years                  995       1,000    5.47%       2,499       2,494    5.94%       3,701       3,727    6.60%
    Due after ten years                 --          --    0.00%          --          --    0.00%       1,000         994    7.51%

Obligations of states and
  political subdivisions:
    One year or less                 2,304       2,324    8.81%       2,820       2,822    4.57%       2,165       2,187    6.00%
    One to five years                6,350       6,337    7.20%       7,167       7,379    6.93%       6,887       7,051    7.29%
    Five to ten years                3,493       3,365    7.78%       2,887       2,952    6.56%       3,005       3,080    6.72%
    Over ten years                   7,927       7,489    8.14%       5,655       5,838    6.95%       4,513       4,610    7.35%

Corporate and other
  debt securities:
    One year or less                    --          --    0.00%         605         605    6.37%         250         250    5.98%
    One to five years                  557         532    7.19%          --          --    0.00%         603         603    6.45%
                                  --------    --------    ----     --------    --------    ----     --------    --------    ----
         Total debt securities      61,964      60,381    7.07%      46,361      46,935    6.11%      47,719      48,094    6.90%

Corporate equity securities            300         300                  300         300                  300         300
Restricted equity securities         1,097       1,097                  816         816                  766         766
                                  --------    --------             --------    --------             --------     -------
         Total securities         $ 63,361    $ 61,778             $ 47,477    $ 48,051             $ 48,785     $49,160
                                  ========    ========             ========    ========             ========     =======

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

        The President has authority to approve loans up to a lending limit set by the Board of Directors. All loans above the lending limit of the President and up to a certain limit are reviewed for approval by an internal loan committee. Loans which exceed this limit but are less than pre-established lending limits must be conditionally approved by an internal loan committee, and are subject to the approval of the Board's loan committee up to pre-established lending limits. Minutes from Board loan committee meetings are reviewed by the full Board at regularly scheduled monthly meetings. All loans above the lending limit up to Columbia's statutory loan-to-one - borrower limitation (also known as the legal lending limit) require approval of the full Board of Directors. Columbia's unsecured legal lending limit was $4.89 million at December 31, 1999. Columbia seldom makes loans approaching its unsecured legal lending limit.

        Net outstanding loans totaled $246.98 at December 31, 1999, representing an increase of $40.43 million, or 19.57% compared to $206.55 million as of December 31, 1998. Loan commitments grew to $82.69 million as of December 31, 1999, representing an increase of $25.03 million over year-end 1998. Net outstanding loans were $155.22 million at December 31, 1997, and $118.23 million at December 31, 1996.

        Columbia's net loan portfolio at December 31, 1999, includes loans secured by real estate (54.09% of total), commercial loans (24.65% of total), agricultural loans (15.30% of total) and consumer loans (7.66% of total). Loans secured by real estate include loans made for purposes other than financing purchases of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

        This table presents the composition of Columbia's loan portfolio at the dates indicated:

                                  DECEMBER 31, 1999         DECEMBER 31, 1998         DECEMBER 31, 1997
                                ----------------------    ----------------------    ----------------------
                                 AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE     AMOUNT     PERCENTAGE
                                ---------   ----------    ---------   ----------    ---------   ----------
                                                           (DOLLARS IN THOUSANDS)
Commercial                      $  60,869      24.65%     $  41,275      19.98%     $  28,464      18.34%
Agricultural                       37,775      15.30%        34,604      16.75%        20,511      13.21%
Real estate secured loans:
    Commercial property            43,469      17.59%        41,089      19.89%        29,319      18.89%
    Farmland                       13,270       5.37%         8,603       4.17%         6,212       4.00%
    Construction                   33,780      13.68%        20,048       9.71%        13,504       8.70%
    Residential                    40,051      16.22%        43,919      21.26%        40,200      25.90%
    Home equity lines               3,027       1.23%         2,675       1.30%         2,239       1.44%
                                ---------     ------      ---------     ------      ---------     ------
      Total real estate           133,597      54.09%       116,334      56.32%        91,474      58.93%

Consumer                           18,096       7.33%        16,569       8.02%        15,665      10.09%
Other                                 827       0.33%           933       0.45%         1,356       0.88%
                                ---------     ------      ---------     ------      ---------     ------
      Total loans                 251,164     101.70%       209,715     101.53%       157,470     101.45%

Less deferred loan fees              (891)     (0.36)%         (784)     (0.38)%         (612)     (0.39)%
Less reserve for loan losses       (3,298)     (1.34)%       (2,380)     (1.15)%       (1,639)     (1.06)%
                                ---------     ------      ---------     ------      ---------     ------
Loans receivable, net           $ 246,975     100.00%     $ 206,551     100.00%     $ 155,219     100.00%
                                =========     ======      =========     ======      =========     ======

        The following table shows the maturities and sensitivity of Columbia's loans to changes in interest rates at the dates indicated:

                                                 DECEMBER 31, 1999                                   DECEMBER 31, 1998
                                     ---------------------------------------------     ---------------------------------------------
                                                DUE AFTER                                         DUE AFTER
                                     DUE IN     ONE YEAR       DUE                     DUE IN      ONE YEAR      DUE
                                     ONE YEAR    THROUGH      AFTER        TOTAL       ONE YEAR     THROUGH     AFTER        TOTAL
                                     OR LESS    FIVE YEARS  FIVE YEARS     LOANS       OR LESS    FIVE YEARS  FIVE YEARS     LOANS
                                     --------   ----------  ----------    --------     --------   ----------  ----------    --------
                                                                             (DOLLARS IN THOUSANDS)
Commercial loans                     $ 31,220     $18,225     $11,424     $ 60,869     $ 25,827     $10,347     $ 5,101       41,275
Agricultural loans                     32,257       4,637         881       37,775       31,499       2,714         391       34,604
Real estate secured loans:
    Commercial property                 8,943      17,513      17,013       43,469       10,725      13,603      16,761       41,089
    Farmland                            3,155       4,783       5,332       13,270        1,862       3,872       2,869        8,603
    Construction                       27,279       2,508       3,993       33,780       16,421       2,878         749       20,048
    Residential                        11,061       5,966      23,024       40,051       13,472       4,463      25,984       43,919
    Home equity lines                   2,905         122          --        3,027        2,553         122          --        2,675
                                     --------     -------     -------     --------     --------     -------     -------     --------
         Total real estate loans       53,343      30,892      49,362      133,597       45,033      24,938      46,363      116,334

Consumer                                9,049       7,163       1,884       18,096        7,334       7,710       1,525       16,569
Other                                     474         118         235          827          734          52         147          933
                                     --------     -------     -------     --------     --------     -------     -------     --------
         Total loans                 $126,343     $61,035     $63,786     $251,164     $110,427     $45,761     $53,527     $209,715
                                     ========     =======     =======     ========     ========     =======     =======     ========

Loans with fixed interest rates                                           $119,579                                          $107,388
Loans with floating interest rates                                         131,585                                           102,327
                                                                          ========                                          ========

                                                                          $251,164                                          $209,715
                                                                          ========                                          ========

LOAN LOSSES AND RECOVERIES

        The reserve for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the reserve for loan losses when management believes that the collectibility of the principal or a portion thereof is unlikely. The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower's financial condition is such that collection of interest is doubtful.

        The following table shows Columbia's loan loss experience for the periods indicated:

                                                                           YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------------------------------
                                                        1999          1998          1997          1996          1995
                                                      --------      --------      --------      --------      --------
                                                                           (DOLLARS IN THOUSANDS)
Loans outstanding at end of period, net of
    unearned interest income                          $246,990      $208,932      $156,858      $119,223      $105,250
                                                      ========      ========      ========      ========      ========
Average loans outstanding for the period              $222,276      $175,588      $140,891      $111,841      $ 97,087
                                                      ========      ========      ========      ========      ========
Reserve for loan losses balance, beginning of year    $  2,380      $  1,639      $    995      $  1,072      $    955
                                                      --------      --------      --------      --------      --------
Loans charged off:
    Commercial                                             (41)         (219)           (7)          (30)          (34)
    Real estate                                            (15)          (51)           --            --            --
    Agriculture                                            (26)         (369)           --          (317)          (14)
    Installment loans                                      (57)          (77)          (19)          (21)          (16)
    Credit card and related accounts                       (43)          (51)          (14)           (9)          (55)
                                                      --------      --------      --------      --------      --------
         Total loans charged off                          (182)         (767)          (40)         (377)         (119)
                                                      --------      --------      --------      --------      --------
Recoveries:
    Commercial                                              32            40            21            26           107
    Real estate                                             --            --            --            --            --
    Agriculture                                             48            49            80             7             7
    Installment loans                                        3             1             1            20            31
    Credit card and related accounts                        12             8             1            --             3
                                                      --------      --------      --------      --------      --------
         Total recoveries                                   95            98           103            53           148
                                                      --------      --------      --------      --------      --------
Net (charge-offs) recoveries                               (87)         (669)           63          (324)           29

Provision charged to operations                          1,005         1,000           581           247            88
                                                      --------      --------      --------      --------      --------
Acquisition of Valley Community Bancorp                                  410
                                                      --------      --------      --------      --------      --------
Reserve for loan losses balance, end of period        $  3,298      $  2,380      $  1,639      $    995      $  1,072
                                                      ========      ========      ========      ========      ========
Ratio of net loans charged off (recovered) to
    average loans outstanding                             0.04%         0.38%        (0.04)%        0.29%        (0.03)%
Ratio of reserve for loan losses to loans at
    end of period                                         1.32%         1.13%         1.04%         0.83%         1.02%

        The adequacy of the reserve for loan losses should be measured in the context of several key ratios: (1) the ratio of the reserve to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Since 1995, Columbia's ratio of the reserve for loan losses to total loans has ranged from 0.83% to 1.32%. The amounts provided by these ratios have been sufficient to fund Columbia's charge-offs, which have not been historically significant, and to provide for potential losses as the loan portfolio has grown. These ratios have also been consistent with the level of nonperforming loans to total loans. From December 31, 1995 through December 31, 1999, nonperforming loans to total loans have ranged from a low of 0.21% to a high of .93%. This experience tracks with changes in the ratio of the reserve for loan losses to total loans and with the actual balances maintained in the reserve account. Finally, Columbia's historical ratio of net charge-offs (recoveries) to average outstanding loans illustrates its favorable loan charge-off and recovery experience. In two of the five years from 1995 to 1999, annual loan recoveries have actually exceeded charge-offs. For the remaining three years between December 31, 1995 and 1999, net charge-offs ranged from 0.04% to 0.38% of average loans. Management believes Columbia's loan underwriting policies and its loan officers' knowledge of their customers are significant contributors to Columbia's success in limiting loan losses.

        During the year ended December 31, 1999, Columbia recognized $182,000 in loan losses and $95,000 in recoveries. Charge-offs recorded in 1999 were consistent with Columbia's historical experience in view of the growth in its loan portfolio.

        The following table presents information with respect to nonperforming loans and other assets:

                                                                 DECEMBER 31,
                                          ------------------------------------------------------------
                                            1999         1998         1997         1996         1995
                                          --------     --------     --------     --------     --------
                                                            (DOLLARS IN THOUSANDS)
Loans on nonaccrual status                $    394     $  1,082     $  1,041     $    229     $    308
Loans past due - greater than 90 days           --           --          414           30           60
Restructured loans                             202          825           --           --           --
                                          --------     --------     --------     --------     --------
         Total nonperforming loans             596        1,907        1,455          259          368

Other real estate owned                         --          281           --           --           --
                                          --------     --------     --------     --------     --------
         Total nonperforming assets       $    596     $  2,188     $  1,455     $    259     $    368
                                          ========     ========     ========     ========     ========

Allowance for loans losses                $  3,298     $  2,380     $  1,639     $    995     $  1,072
Ratio of total nonperforming assets to
    total assets                              0.16%        0.64%        0.63%        0.04%        0.21%
Ratio of total nonperforming loans to
    total loans                               0.24%        0.91%        0.93%        0.21%        0.35%
Ratio of allowance for loan losses to
    total nonperforming assets              553.45%      108.82%      112.65%      384.17%      291.30%

        Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at December 31, 1999 totaled approximately $394,000, compared to $1.08 million at December 31, 1998 and $1.04 at the end of 1997.

        In 1998, Columbia adopted procedures to identify and monitor loans that have had their original terms restructured to accommodate borrowers' financial needs. Loan revisions and modifications are commonly provided to meet the credit needs of borrowers in weakened financial condition and to enhance ultimate collection. As of December 31, 1999, Columbia identified loans totaling $202,000 that had been classified as restructured. All of these loans are currently performing in accordance with their restructured terms. However, management will continue to monitor these loans for any changes or deterioration in performance.

        At December 31, 1999, Columbia had no assets in the other real estate owned ("OREO") category, which represents assets held through loan foreclosure or recovery activities. There was $281,000 in OREO at December 31, 1998, none in 1997.

DEPOSITS

        The following table sets forth the average balances of Columbia's interest-bearing deposits, interest expense, and average rates paid for the periods indicated:

                                      YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,           YEAR ENDED DECEMBER 31,
                                                1999                            1998                              1997
                                  ------------------------------    ------------------------------    -----------------------------
                                  AVERAGE     INTEREST   AVERAGE    AVERAGE     INTEREST   AVERAGE    AVERAGE     INTEREST  AVERAGE
                                  BALANCE     EXPENSE     RATE      BALANCE     EXPENSE      RATE     BALANCE     EXPENSE     RATE
                                  --------    --------   -------    --------    --------   -------    --------    --------  -------
                                                                         (DOLLARS IN THOUSANDS)
Interest-bearing checking         $128,207     $3,563     2.78%     $ 92,669     $2,962     3.20%     $ 79,134     $2,645     3.34%
Savings                             29,395        821     2.79%       26,252        855     3.26%       30,818      1,172     3.80%
Time deposits                       71,626      3,650     5.10%       54,550      2,949     5.41%       43,217      2,268     5.25%
                                  --------     ------     ----      --------     ------     ----      --------     ------     ----
    Total interest-bearing
      deposits                     229,228     $8,034     3.51%      173,471     $6,766     3.90%      153,169     $6,085     3.97%
                                               ======     ====                   ======     ====                   ======     ====
    Total noninterest-bearing
      deposits                      70,000                            48,983                            38,299
                                  --------                          --------                          --------
    Total interest-bearing and
      noninterest-bearing
      deposits                    $299,228                          $222,454                          $191,468
                                  ========                          ========                          ========

        At December 31, 1999, total deposits were $310.91 million, an increase of $15.23 million or 5.15%, from total deposits of $295.68 million at December 31, 1998. Total deposits in 1998 increased by 49.69% over 1997. Deposit growth in 1997 and 1998 was due to a combination of pricing strategies, increased marketing, and increased emphasis on implementing a sales culture within the branches, as well as the acquisition of VCB. The growth in deposit accounts in 1999 has primarily been in time deposits and noninterest-bearing demand accounts. Noninterest-bearing demand deposits, also called "core deposits," continued to be a significant portion of Columbia's deposit base. To the extent Columbia can fund operations with core deposits, net interest spread, which is the difference between interest income and interest expense, will improve. At December 31, 1999, core deposits accounted for 24.09% of total deposits, up from 22.80% as of December 31, 1998.

        Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as Columbia adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 1999, total interest-bearing deposit accounts were $236.02 million, an increase of $7.75 million, or 3.39%, from December 31, 1998. Increases in time deposits offset declines in interest-bearing deposit and savings accounts. Interest-bearing demand accounts decreased $4.57 million, or 3.39%, from December 31, 1998 to 1999, after increasing $49.21 million, or 57.56%, from 1997 to 1998. Overall growth in deposits has, in management's opinion, been helped by continued customer perceptions of declining service levels provided by super-regional bank competitors.

        Columbia is not dependent on brokered deposits or high-priced time deposits. At December 31, 1999, time certificates of deposits in excess of $100,000 totaled $19.18 million, or 6.17% of total outstanding deposits, compared to $10.88 million, or 3.68%, of total outstanding deposits at December 31, 1998, and $8.94 million, or 4.43%, of total outstanding deposits at December 31, 1997. The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 1999:

(IN THOUSANDS)

      Three months or less                                        $29,222
      Over three through six months                                20,049
      Over six months through twelve months                        18,776
      Over twelve months                                           10,498
                                                                  -------
                                                                  $78,545
                                                                  =======

SHORT-TERM BORROWINGS

        The following table sets forth certain information with respect to Columbia's Federal Home Loan Bank of Seattle borrowings.

                                                                DECEMBER 31,
                                            -----------------------------------------------------
                                              1999        1998       1997       1996       1995
                                            --------     ------     ------     ------     ------
                                                            (DOLLARS IN THOUSANDS)
Amount outstanding at end of period         $ 10,598     $7,300     $4,600     $  600     $1,200
Weighted average interest rate at end of
     period                                     5.83%      5.41%      5.89%      5.68%      5.42%
Maximum amount outstanding at any
     month-end and during the year          $ 10,605     $7,600     $4,600     $1,200     $3,581
Average amount outstanding during the
     period                                 $  8,801     $6,933     $2,781     $  813     $2,341
Average weighted interest rate during
     the period                                 5.33%      5.53%      5.80%      5.86%      6.15%

SHAREHOLDERS' EQUITY

        Shareholders' equity increased $2.57 million during 1999. Shareholders' equity at December 31, 1999 was $37.32 million compared to $34.76 million at December 31, 1998. This increase reflects net income and comprehensive income of $4.24 million and $267,000 in exercised stock options. These additions to equity were partially offset by cash dividends paid or declared of $2.00 million.

        Dividends declared and paid were $0.25 per share in 1999, $0.22 per share in 1998, and $0.12 per share in 1997.

LIQUIDITY

        Columbia has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, Columbia's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale and securities held-to-maturity with maturities in the next three months. At December 31, 1999, these liquid assets totaled $67.04 million or 18.56% of total assets as compared to $95.88 million or 28.00% of total assets at December 31, 1998. Another source of liquidity is the ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks.

        The analysis of liquidity also includes a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 1999. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $5.01 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect dividends paid to shareholders.

        At December 31, 1999, Columbia had outstanding commitments to make loans of $82.69 million. Nearly all of these commitments represented unused portions of credit lines available to consumers under credit card and other arrangements and to businesses. Many of these credit lines will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that Columbia's sources of liquidity are more than adequate to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

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

        The following reflects Columbia's various capital ratios at December 31, 1999, and December 31, 1998, as compared to regulatory minimums for capital adequacy purposes:

                               AT DECEMBER 31, 1999    AT DECEMBER 31, 1998   REGULATORY MINIMUM
                               --------------------    --------------------   ------------------
Tier 1 capital                         10.20%                 10.90%                4.00%
Total risk-based capital               11.30%                 11.90%                8.00%
Leverage ratio                          8.30%                  8.90%                4.00%

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

        The following table sets forth the dollar amount of maturing interest-earning assets and interest-bearing liabilities at December 31, 1999 and the difference between them for the maturing or repricing periods indicated. The amounts in the table are derived from Columbia's internal data, which varies from amounts classified in its financial statements, and, although the information may be useful as a general measure of interest rate risk, the data could be significantly affected by external factors such as prepayments of loans or early withdrawals of deposits. Each of these may greatly influence the timing and extent of actual repricing of interest-earning assets and interest-bearing liabilities.

                                                          DECEMBER 31, 1999
                                           ---------------------------------------------------
                                            VARIABLE     LESS THAN     ONE YEAR
                                             RATE         ONE YEAR     OR LONGER       TOTAL
                                           ---------     ---------     ---------     ---------
                                                         (dollars in thousands)
ASSETS
Investments                                $   1,592     $   2,611     $  64,991     $  69,194
Loans                                        101,102        32,438       113,435       246,975
                                           ---------     ---------     ---------     ---------
Total assets                                 102,694        35,049       178,426       316,169

LIABILITIES
Core deposits                                170,288        52,689        70,326       293,303
Jumbo CDs                                         --        17,687         1,296        18,983
Borrowings                                     9,272            --         1,598        10,870
                                           ---------     ---------     ---------     ---------
Total liabilities                            179,560        70,376        73,220       323,156
                                           ---------     ---------     ---------     ---------
                                             (76,866)      (35,327)      105,206     $  (6,987)
                                           ---------     ---------     ---------     =========
Net cumulative position                    $ (76,866)    $(112,193)    $  (6,987)
                                           =========     =========     =========
Cumulative Gap as a percent of assets         (21.28)%      (31.06)%       (1.93)%
                                           =========     =========     =========

        The net cumulative gap position is somewhat negative since more liabilities than assets reprice during the next year. This exposure to increasing rates is currently exaggerated by "sticky" deposit rates (not expected to reprice rapidly in increasing rate environment). However, Columbia's asset rates change more than deposit rates, and management feels Columbia's asset yields will change more than cost of funds when rates change.

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

        Columbia's sensitivity to gains or losses in future earnings due to hypothetical decreases or increases in interest rates is as follows:

                 INCREASE OR           FINANCIAL IMPACT
                 DECREASE IN                ON NET
               INTEREST RATES          INTEREST MARGIN
               --------------        -------------------
                      2%                 $ 1,014,000
                      1%                 $   507,000
                     -1%                 $  (507,000)
                     -2%                 $(1,014,000)

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by this item is contained in Columbia Bancorp's Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by this item is contained in Columbia's definitive proxy statement for the annual meeting of shareholders to be held April 25, 2000, and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE

        The information called for by this item is contained in Columbia's definitive proxy statement for the annual meeting of shareholders to be held April 25, 2000, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this item is contained in Columbia's definitive proxy statement for the Annual Meeting of Shareholders to be held April 25, 2000, and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item is contained in Columbia's definitive proxy statement for the Annual Meeting of Shareholders to be held April 25, 2000, and is incorporated herein by reference.

                                     PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)     Exhibits.

        Pursuant to Item 601 of Regulation S-K, the following exhibits are attached hereto or are incorporated herein by reference.

        (Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 19 to the Consolidated Financial Statements included in Columbia's 1999 Annual Report to Shareholders. A copy of this 1999 Annual Report is attached hereto as an exhibit.)

        1. Articles of Incorporation and Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). Columbia's Articles of Incorporation, as amended, are attached as Exhibit 3(i) to Columbia's Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference. Columbia's Bylaws are attached as Exhibit 15.5 to Columbia's Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

        2. Material Contracts. (Regulation S-K, Item 601, Exhibit Table Item (10)).

                10.1 Employment Agreement of April 1, 1999 between Terry L. Cochran and Columbia Bancorp, a copy of which is attached hereto.

                10.2 Deferred Compensation Agreement of April 1, 1999 between Terry L. Cochran and Columbia Bancorp, a copy of which is attached hereto.

                10.3 Employment Agreement of July 20, 1999 between Roger Christensen and Columbia Bancorp, a copy of which is attached hereto.

                10.4 Columbia Bancorp Restated Employee Stock Ownership Plan and Trust Agreement (1999 Restatement).

        3. Annual Report to Shareholders. (Regulation S-K, Item 601, Exhibit Table Item (13)). A copy of Columbia's 1999 Annual Report to Shareholders is attached hereto.

        4. List of Subsidiaries. (Regulation S-K, Item 601, Exhibit Table Item (21)). Attached hereto is a list of Columbia's subsidiaries as of December 31, 1999.

        5. Financial Data Schedule. (Regulation S-K, Item 601, Exhibit Table Item (27)). Columbia's Financial Data Schedule is attached hereto.

        (b)     Reports on Form 8-K.

        No reports on Form 8-K were filed during the year ended December 31, 1999.

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

                                     BANCORP

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Terry L. Cochran, President & C.E.O.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Terry L. Cochran, President, C.E.O.,
                                           and Director

                                    CHIEF FINANCIAL OFFICER

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Neal T. McLaughlin: Chief Financial
                                           Officer and Chief Accounting Officer
                                           - Columbia and CRB

                                    DIRECTORS:

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Don T. Mitchell, Director and
                                           Chairman

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           William A. Booth, Director

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Robert L. R. Bailey, Director

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Charles F. Beardsley, Director

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Richard E. Betz, Director

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Dennis L. Carver, Director

                                   SIGNATURES
                                   (Continued)


DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           James J. Doran, Director

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Ward Eason, Director

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Jane F. Lee, Director

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           Jean S. McKinney, Director

DATED:     March    , 2000          By:    /s/
           ---------------                 ------------------------------------
                                           James B. Roberson, Director

                                  EXHIBIT INDEX

EXHIBIT                                                                                   PAGE
-------                                                                                   ----
10.1           Employment Agreement of April 1, 1999 between Terry L. Cochran and Columbia Bancorp.

10.2           Deferred Compensation Agreement of April 1, 1999 between Terry L.
               Cochran and Columbia Bancorp.

10.3 Employment Agreement of July 20, 1999 between Roger Christensen and Columbia Bancorp.

10.4           Columbia Bancorp Restated Employee Stock Ownership Plan and Trust
               Agreement (1999 Restatement).

13.1           1999 Annual Report to Shareholders.

21.1           Columbia's subsidiaries as of December 31, 1999.

27.1           Financial Data Schedule.