Form 10-Q
period 2000-03-31
COLUMBIA BANCORP \OR\
filed 2000-05-08
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

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

        8,012,822 shares of common stock as of April 24, 2000

                                COLUMBIA BANCORP

                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX

                                                                                     PAGE
PART I - FINANCIAL INFORMATION                                                     REFERENCE
------------------------------                                                     ---------
     Consolidated Balance Sheets as of March 31, 2000 and                              3
           December 31, 1999.

     Consolidated Statements of Income and Comprehensive Income for the three
           months ended March 31, 2000 and 1999.                                       4

     Consolidated Statements of Cash Flows for the three months ended March
           31, 2000 and 1999.                                                          5

     Consolidated Statements of Changes in Shareholders' Equity for the
           periods of December 31, 1997 to March 31, 2000.                             6

     Notes to Consolidated Financial Statements                                       7-8

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
           Forward Looking Information                                                 9
           Overview                                                                    9
           Material Changes in Financial Condition                                   9-10
           Material Changes in Results of Operations                                  10
           Loan Loss Provision                                                        10
           Liquidity and Capital Resources                                            11

     Quantitative and Qualitative Disclosures about Market Risk                       11


PART II - OTHER INFORMATION

     Item 5 - Other Information                                                       12

     Item 6 - Exhibits and Reports on Form 8-K                                        12

     Signatures                                                                       12

                       COLUMBIA BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                     MARCH 31,    DECEMBER 31,
                                                      2000            1999
                                                   ------------   ------------
ASSETS                                              (Unaudited)     (Audited)

Cash and due from banks                            $ 27,087,527    $ 23,796,174
Interest-bearing deposits with other banks              264,505         912,838
Federal funds sold                                    3,304,015         680,024
                                                   ------------    ------------
    Total cash and cash equivalents                  30,656,047      25,389,036

Investment securities available-for-sale             40,853,947      41,111,041
Investment securities held-to-maturity               19,490,430      20,125,225
Restricted equity securities                          1,307,500       1,096,800
                                                   ------------    ------------
    Total investment securities                      61,651,877      62,333,066

Loans held-for-sale                                   3,783,873       3,282,849
Loans, net of allowance for loan losses and
  unearned loan fees                                262,722,781     243,692,191
Property and equipment, net of depreciation          13,143,868      12,008,224
Goodwill                                              8,489,185       8,646,341
Accrued interest receivable                           3,602,678       2,902,601
Other assets                                          3,246,234       2,986,359
                                                   ------------    ------------
    Total assets                                   $387,296,543    $361,240,667
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest bearing demand deposits              $ 79,842,050    $ 74,889,247
  Interest bearing demand accounts                  125,022,417     130,148,498
  Savings accounts                                   26,451,022      27,326,830
  Time certificates                                  94,361,576      78,545,214
                                                   ------------    ------------
    Total deposits                                  325,677,065     310,909,789

Notes payable                                        21,196,539      10,870,318
Accrued interest payable and other liabilities        2,534,159       2,138,998
                                                   ------------    ------------
    Total liabilities                               349,407,763     323,919,105
                                                   ------------    ------------

Shareholders' equity:
  Common stock, no par value;
    20,000,000 shares authorized,
    8,012,822 issued and outstanding
    (8,010,522 at December 31, 1999)                 14,406,885      14,392,229
  Additional paid-in capital                          6,371,490       6,371,490
  Retained earnings                                  17,986,986      17,272,137
  Accumulated other comprehensive income,
    net of tax                                         (876,581)       (714,294)
                                                   ------------    ------------
    Total shareholders' equity                       37,888,780      37,321,562
                                                   ------------    ------------
                                                   $387,296,543    $361,240,667
                                                   ============    ============

See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                  (UNAUDITED)


                                                      Three months ended
                                                           March 31,
                                                  ----------------------------
                                                     2000              1999
                                                  ----------        ----------
INTEREST INCOME
Interest and fees on loans                        $6,516,064        $5,068,903
Interest on investments
  Taxable investment securities                      607,429           426,140
  Nontaxable investment securities                   232,614           230,010
Other interest income                                168,901           444,318
                                                  ----------        ----------
  Total interest income                            7,525,008         6,199,371

INTEREST EXPENSE
Interest bearing demand and savings                1,222,555           984,778
Interest on time deposit accounts                  1,165,842           938,374
Other borrowed funds                                 242,610           116,420
                                                  ----------        ----------
  Total interest expense                           2,631,007         2,039,572
                                                  ----------        ----------
NET INTEREST INCOME                                4,894,001         4,129,799
PROVISION FOR LOAN LOSSES                            399,000           350,000
                                                  ----------        ----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                  4,495,001         3,779,799

NONINTEREST INCOME
Service charges and fees                             565,230           499,713
Credit card discounts and fees                       134,188            99,381
Financial services department income                 115,034            85,289
Mortgage servicing revenue                           297,644           246,421
Gain on sale of loans, net of discount                14,236            64,890
Mortgage loan origination income                      87,895           204,486
Other noninterest income                             163,305           158,450
                                                  ----------        ----------
  Total noninterest income                         1,377,532         1,358,630

NONINTEREST EXPENSE
Salaries and employee benefits                     2,140,219         1,883,383
Occupancy expense                                    341,368           295,700
Credit card processing fees                          102,037            69,571
Office supplies                                       49,361            61,062
Data processing expense                              117,322           138,934
Other noninterest expenses                         1,055,238           995,543
                                                  ----------        ----------
  Total noninterest expense                        3,805,545         3,444,193
                                                  ----------        ----------
INCOME BEFORE INCOME TAXES                         2,066,988         1,694,236
PROVISION FOR INCOME TAXES                           791,081           594,926
                                                  ----------        ----------
NET INCOME                                        $1,275,907        $1,099,310
                                                  ==========        ==========
OTHER COMPREHENSIVE INCOME, NET
Unrealized loss on APS securities, net              (164,438)         (127,273)
Reclassification for gain included in net income       2,151            (6,752)
                                                  ----------        ----------
                                                    (162,287)         (134,025)
                                                  ----------        ----------
COMPREHENSIVE INCOME                              $1,113,620        $  965,285
                                                  ==========        ==========
Earnings per share of common stock
  Net Income Basic                                $     0.16        $     0.14
  Net Income Diluted                              $     0.16        $     0.14
Weighted average common shares outstanding
  Basic                                            8,012,662         7,959,859
  Diluted                                          8,065,894         8,109,358
See accompanying notes.

                       COLUMBIA BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                               Three months ended
                                                                                    March 31,
                                                                           ----------------------------
                                                                               2000             1999
                                                                           ------------    ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income                                                                 $  1,275,907    $  1,099,310
Adjustments to reconcile net income to net cash from operating activities:
  Loss (gain) on sale or call of investments                                      2,151          (6,610)
  Depreciation and amortization                                                 353,033         322,064
  Federal Home Loan Bank stock dividend                                         (18,800)        (22,600)
  Provision for loan losses                                                     399,000         350,000
Increase (decrease) in cash due to changes in assets/liabilities
  Accrued interest receivable                                                  (700,077)       (201.059)
  Other assets                                                                 (259,876)     (1,911,411)
  Accrued interest payable and other liabilities                                395,161         206,666
                                                                           ------------    ------------
  NET CASH FROM OPERATING ACTIVITIES                                          1,446,499        (163,640)
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities                         506,188              --
Proceeds from maturity of available-for-sale securities                              --       5,840,157
Proceeds from the maturity of held-to-maturity securities                       631,581         420,000
Purchases of held-to-maturity securities                                             --      (3,685,880)
Purchases of available-for-sale securities                                     (507,245)    (11,457,783)
Purchase of restricted equity securities                                       (191,900)        (26,650)
Net change in loans made to customers                                       (19,930,614)      4,496,067
Payments made for purchase of property and equipment                         (1,234,753)       (868,243)
                                                                           ------------    ------------
  NET CASH FROM INVESTING ACTIVITIES                                        (20,726,743)     (5,282,332)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand and savings accounts                                    (1,049,085)    (13,426,475)
Net proceeds from time deposits                                              15,816,362       5,732,043
Net borrowings of debt                                                       10,326,221        (941,403)
Dividends paid                                                                 (560,899)       (477,951)
Proceeds from stock options exercised and sales of common stock                  14,656          83,376
                                                                           ------------    ------------
  NET CASH FROM FINANCINGS ACTIVITIES                                        24,547,255      (9,030,410)
                                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          5,267,011     (14,476,382)
CASH AND CASH EQUIVALENTS, beginning of period                               25,389,036      65,773,682
                                                                           ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                                   $ 30,656,047    $ 51,297,300
                                                                           ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash                                                      $  2,605,321    $  2,024,679
Taxes paid in cash                                                         $         --    $    200,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of tax     $   (162,287)   $   (134,025)
Cash dividend declared and payable after quarter-end                       $    560,898    $    477,896

See accompanying notes.

                       COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHODLERS' EQUITY


                                                                                                   Accumulated
                                                                     Additional                       Other            Total
                                                      Common          Paid-in       Retained       Comprehensive    Shareholders'
                                         Shares        Stock          Capital       Earnings          Income            Equity
                                         ----------------------------------------------------------------------------------------
BALANCE, December 31, 1998               7,949,032     14,125,315     6,317,732      14,257,975        55,198        34,756,220
  (Audited)

Stock options exercised                     61,490        266,914            --              --            --           266,914

Income tax benefit from
  stock options exercised                       --             --        53,758              --            --            53,758

Cash dividend paid or declared                  --             --            --      (1,999,061)           --        (1,999,061)

Net income and comprehensive
  income                                        --             --            --       5,013,223      (769,492)        4,243,731
                                         ----------------------------------------------------------------------------------------
BALANCE, December 31, 1999               8,010,522    $14,392,229    $6,371,490     $17,272,137     $(714,294)      $37,321,562
  (Audited)

Stock options exercised                      2,300         14,656            --              --            --            14,656

Cash dividend paid or declared                  --             --            --        (561,059)           --          (561,059)

Net income and comprehensive
  income                                        --             --            --       1,275,907      (162,287)      $ 1,113,620
                                         ----------------------------------------------------------------------------------------
BALANCE, March 31, 2000 (Unaudited)      8,012,822    $14,406,885    $6,371,490     $17,986,986     $(876,581)      $37,888,780
                                         ========================================================================================

                        COLUMBIA BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      Principles of Consolidation

                The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company ("Columbia"), and its wholly-owned subsidiaries, Columbia River Bank ("CRB"), and Valley Community Mortgage Services, Inc., after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

                The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management and reviewed by independent public accountants. Columbia's annual report contains audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the quarter ended March 31, 2000 are not necessarily indicative of results to be anticipated for the year ending December 31, 2000.

                Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

2.      Recent Corporate Activity

                On November 30, 1999 Columbia merged its two subsidiary banks, CRB and Valley Community Bank into a single operating entity. The combination was designed to improve operating efficiency, strengthen the company's commitment to community banking by more effectively sharing the resources of the existing subsidiaries and develop a broader regional brand identity. CRB is the remaining entity and remains a wholly owned subsidiary of Columbia. The merger was accounted for as a pooling of interests transaction.

3.      Loans and Reserve for Loan Losses

                The composition of the loan portfolio was as follows:

                                     March 31,            December 31,
                                       2000                   1999
                                  -------------          -------------
                                   (Unaudited)             (Audited)
Commercial                        $  68,204,338          $  60,868,875
Agriculture                          39,890,795             37,775,087
Real estate                         140,834,005            130,313,434
Consumer                             17,125,798             18,096,432
Other                                 1,448,856                827,362
                                  -------------          -------------
                                    267,503,792            247,881,190
Allowance for loan losses            (3,689,037)            (3,298,460)
Deferred loan fees                   (1,091,974)              (890,539)
                                  -------------          -------------
                                  $ 262,722,781          $ 243,692,191
                                  =============          =============

                Transactions in the reserve for loan losses were as follows for the quarter ended March 31:

                                           2000                  1999
                                        -----------          -----------
                                        (Unaudited)           (Audited)
Balance at beginning of period          $ 3,298,460          $ 2,380,220
Provision charged to operations             399,000              350,000
Recoveries                                    3,003               36,248
Loans charged off                           (11,426)             (72,462)
                                        -----------          -----------
Balance at end of period                $ 3,689,037          $ 2,694,006
                                        ===========          ===========

                Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at March 31, 2000 and December 31, 1999 were approximately $843,000 and $394,000, respectively.

                As of March 31, 2000, Columbia identified loans totaling $194,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position. There were $202,000 of loans in this category at December 31, 1999.

                At March 31, 2000, Columbia had no other real estate owned ("OREO"), which represents assets held through loan foreclosure or recovery activities. There was no OREO at December 31, 1999.

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

5.      Recently Issued Accounting Standards

                SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Columbia does not expect SFAS 137, or other issued but not yet required FASB Statements to materially impact the financial condition or results of operations of Columbia.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING INFORMATION

        Forward-looking statements with respect to the financial condition, results of operations and the business of Columbia are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation:
Columbia's dependence on the timely development, introduction and customer acceptance of new products; the impact of competition on revenues and margins; and other risks and uncertainties, as may be detailed from time to time in Columbia's public announcements and filings with the SEC. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "continue", "plans", "intends", or other similar terminology. Columbia does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of the Report, other than in its periodic filings with the SEC, or to reflect the occurrence of unanticipated events.

OVERVIEW

        Highlights for the first quarter of the new millennium for Columbia Bancorp ("Columbia"):

        -       Reported record growth in loans, deposits and earnings

        - Appointed Richard E. Betz to both the Columbia Board of Directors and CRB Board of Directors

        - Moved branch offices in Pendleton and Hermiston, Oregon from temporary to permanent bank-owned facilities

        - Completed preparations to unveil BankNet, its internet banking solution

        Columbia reported net income of $1,275,907, or $.16 per diluted share for the quarter ended March 31, 2000. This represented a 16% increase in net income, as compared to $1,099,310, or $.14 per diluted share, for the quarter ended March 31, 1999. Cash basis diluted earnings per share - earnings per share before the amortization of goodwill - of $.18 for the quarter ended March 31, 2000 represented an increase of 20% as compared to $.15 per diluted share for the quarter ended March 31, 1999.

        The net income added to shareholders' equity during the first three months of 2000 was offset, in part, by dividends declared and paid of $561,059. A first quarter dividend of $.07 per share was paid May 1 to shareholders of record April 15. This represents a 17% increase over the $.06 per share declared in the first quarter of 1999. With the payment of the declared dividend, approximately 44% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

MATERIAL CHANGES IN FINANCIAL CONDITION

        Changes in the balance sheet for the quarter ended March 31, 2000 include an increase in total assets, primarily in loans and federal funds sold, and an increase in total liabilities, primarily in total deposits and notes payable.

        At March 31, 2000, total assets increased 7.2%, or approximately $26.1 million, over total assets at December 31, 1999. Major components of the change in total assets were:

        -       $19.5 million increase in loans

        -       $5.3 million increase in cash and cash equivalents

        The increase in loans is reflected in increases in all major loan categories. Management attributes the change to a seasonal increase in real estate construction and agricultural operating loans as well as continued penetration within Columbia's market areas. The market areas Columbia serve continue to experience robust local economies.

        Columbia experienced an increase in deposits of approximately $14.8 million during the first three months of 2000, specifically as follows:

        -       Non-interest bearing deposits increased $5.0 million

        -       Interest bearing demand deposits decreased $5.1 million

        -       Savings deposits decreased $0.9 million

        -       Time certificate deposits increased $15.8 million

        The shift in balances between interest bearing demand deposits and non-interest bearing deposits occurred primarily in business accounts and is believed to be timing and customer cash management related. Time certificates grew rapidly due to promotional rates in place in two out of the three months of the quarter. Deposit growth and increased notes payable, were used to fund the loan growth experienced in the quarter.

        All other changes experienced in asset and liability categories during the first three months of 2000 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

        Total interest income increased $1,355,637, or 22%, for quarter ended March 31, 2000 as compared to the same period in 1999. This increase is due to both the increase in loans and securities held in 2000 as compared to 1999, and increased yields generated on earning assets in 2000 as compared to 1999.

        Total interest expense also increased $591,435, or 29% for the quarter ended March 31, 2000 as compared to the same period in 1999. This increase is due in part to the increase in time deposits held during 2000 as compared to 1999, and also due to higher rates paid on all categories of interest bearing deposits in 2000 as compared to 1999.

        Columbia's net interest income increased by $764,202, or 19%, for the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. Diluted net income per common share increased to $.16 for the first three months of 2000 from $.14 for the first three months of 1999. Cash earnings in the first half of 2000 were $.18 per diluted share compared to $.15 per diluted share in the like period a year ago.

        Noninterest income increased $18,902, or 1% for the quarter ended March 31, 2000 as compared to the same period in 1999. This increase is primarily attributable to increases in service charges and fees on deposit accounts, and growth revenue from the credit card and financial services departments. Due to rising interest rates and the resultant slow down in new home loan originations and refinance transactions, noninterest income related to CRB's mortgage group activities decreased $116,022 or 22% as compared to the like period a year ago.

        Noninterest expense increased $361,352, or 10% for the quarter ended March 31, 2000 as compared to the comparable 1999 period. The increase for the three-month period was primarily attributable to increases in salaries and employee benefits and other expenses. The formation and staffing of the newly opened Shevlin and Newberg branches and the normal expense increases associated with maintaining an expanded employee base were the primary forces in the increased expense in this categories.

        To meet the challenges posed by our computer-reliant world, Columbia made Y2K a top priority in 1999. Hardware, software and vendor issues were assessed. Systems and services were tested and renovations were completed. Total costs incurred by Columbia directly attributable to Y2K issues exceeded $500,000 and included costs for continuing technology upgrades, contingency planning, system testing and personnel training. Preparations for Y2K accelerated some planned technology upgrades and delayed others. This preparedness exercise, coupled with a three-year technology plan implemented in 1999 provides clear direction for Columbia's use of technology. Management feels that Columbia is now better prepared than ever to meet the banking business needs of our customers today and well into the future.

LOAN LOSS PROVISION

        During the quarter ended March 31, 2000, Columbia charged a $399,000 loan loss provision to operations, as compared to $350,000 charged during the same period in 1999. Loans charged off, net of loan recoveries, was $8,423 during the quarter ended March 31, 2000, as compared to net charged off loans of $36,214 for the like period in 1999.

        Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and anticipated economic trends impacting the areas and customers served by Columbia.

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

        An analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2000. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $1,275,907, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts, and reflect the dividend paid to shareholders.

        The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at March 31, 2000, as compared to regulatory minimums.

                                     At March 31, 2000    Regulatory Minimum
                                     -----------------    ------------------
Tier-one capital                            9.70%                4%
Total risk-based capital                   10.89%                8%
Leverage ratio                              8.27%                4%

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has not been a material change in the quantitative and qualitative market risks faced by Columbia from the risk disclosures reported in Columbia's form 10-K covering the fiscal year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Addition of Richard E. Betz to the Columbia Board of Directors

        Richard E. Betz, age 57, was appointed to both the Columbia and CRB Boards on January 25, 2000. Mr. Betz is Vice President of Royal Columbia, Inc., a potato farming operation in Hermiston, Oregon. He is also President of Bud-Rich Potato, Inc., a potato packing operation and onion marketing company. He has been involved in these operations, in various capacities, since 1969. Mr. Betz is past chairperson of the Oregon Potato Commission and Past-President of the Blue Mountain Potato Growers. He also sits on a number of community boards.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit 27 - Article 9 Financial Data Schedule for Form 10-Q

(b)  Exhibit 99 - Accountant's Review Report

(c) No current reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COLUMBIA BANCORP


Dated: May 8, 2000                          /s/ Terry L. Cochran
                                            ------------------------------------
                                            Terry L. Cochran
                                            President & Chief Executive Officer




Dated: May 8, 2000                          /s/ Neal T. McLaughlin
                                            ------------------------------------
                                            Neal T. McLaughlin, EVP, Chief
                                            Financial Officer - Columbia River
                                            Bank; and Chief Financial Officer -
                                            Columbia Bancorp