Form 10-Q
period 2000-06-30
COLUMBIA BANCORP \OR\
filed 2000-08-11
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the transition period from           to
                               ---------    ---------

Commission file number  0-27938


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

        8,017,172 shares of common stock as of July 27, 2000

                                COLUMBIA BANCORP

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX

                                                                                            PAGE
PART I - FINANCIAL INFORMATION                                                            REFERENCE
------------------------------                                                            ---------
        Consolidated Balance Sheets as of June 30, 2000 and                                   3
                 December 31, 1999.

        Consolidated Statements of Income and Comprehensive Income for the six
                 months and quarter ended June 30, 2000 and 1999.                             4

        Consolidated Statements of Cash Flows for the six months ended June
                 30, 2000 and 1999.                                                           5

        Consolidated Statements of Changes in Shareholders' Equity for the
                 periods of December 31, 1998 to June 30, 2000.                               6

        Notes to Consolidated Financial Statements                                           7-8

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations:
                 Forward Looking Information                                                  9
                 Overview                                                                     9
                 Material Changes in Financial Condition                                    9-10
                 Material Changes in Results of Operations                                   10
                 Loan Loss Provision                                                         10
                 Liquidity and Capital Resources                                             11

        Quantitative and Qualitative Disclosures about Market Risk                           11


PART II - OTHER INFORMATION
---------------------------

        Item 4 - Submission of Matters to a Vote of Security Holders                         12

        Item 5 - Other Information                                                           12

        Item 6 - Exhibits and Reports on Form 8-K                                            12

        Signatures                                                                           12

                        COLUMBIA BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,            December 31,
                                                                           2000                 1999
                                                                      -------------         -------------
ASSETS                                                                 (Unaudited)            (Audited)
Cash and due from banks                                               $  24,042,820         $  23,796,174
Interest-bearing deposits with other banks                                  605,021               912,838
Federal funds sold                                                        1,266,611               680,024
                                                                      -------------         -------------
      Total cash and cash equivalents                                    25,914,452            25,389,036

Investment securities available-for-sale                                 40,680,448            41,111,041
Investment securities held-to-maturity                                   19,115,625            20,125,225
Restricted equity securities                                              1,359,400             1,096,800
                                                                      -------------         -------------
      Total investment securities                                        61,155,473            62,333,066

Loans held-for-sale                                                       5,579,878             3,282,849
Loans, net of allowance for loan losses and unearned loan fees          285,970,988           243,692,191
Property and equipment, net of depreciation                              13,751,937            12,008,224
Goodwill, net of amortization                                             8,332,029             8,646,341
Accrued interest receivable                                               4,031,279             2,902,601
Other assets                                                              3,122,931             2,986,359
                                                                      -------------         -------------
      Total assets                                                    $ 407,858,967         $ 361,240,667
                                                                      =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
   Noninterest-bearing demand deposits                                $  86,718,784         $  74,889,247
   Interest-bearing demand accounts                                     132,245,119           130,148,498
   Savings accounts                                                      25,670,885            27,326,830
   Time certificates                                                     96,480,265            78,545,214
                                                                      -------------         -------------
      Total deposits                                                    341,115,053           310,909,789

Notes payable                                                            26,102,126            10,870,318
Accrued interest payable and other liabilities                            1,872,507             2,138,998
                                                                      -------------         -------------
      Total liabilities                                                 369,089,686           323,919,105
                                                                      -------------         -------------

Shareholders' equity:
   Common stock, no par value; 20,000,000 shares
      authorized, 8,013,422 issued and outstanding
      (8,010,522 at December 31, 1999)                                   14,408,889            14,392,229
   Additional paid-in capital                                             6,371,490             6,371,490
   Retained earnings                                                     18,775,941            17,272,137
   Accumulated other comprehensive income, net of tax                      (787,039)             (714,294)
                                                                      -------------         -------------
            Total shareholders' equity                                   38,769,281            37,321,562
                                                                      -------------         -------------
                                                                      $ 407,858,967         $ 361,240,667
                                                                      =============         =============

See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                              Three months ended                       Six months ended
                                                                    June 30,                                June 30,
                                                        -------------------------------         ---------------------------------
                                                            2000               1999                 2000                 1999
                                                        -----------         -----------         ------------         ------------
INTEREST INCOME
Interest and fees on loans                              $ 7,173,107         $ 5,446,851         $ 13,689,170         $ 10,515,754
Interest on investments
    Taxable investment securities                           598,557             549,909            1,205,985              976,049
    Nontaxable investment securities                        230,322             256,825              462,937              486,835
Other interest income                                       163,513             333,203              332,414              777,521
                                                        -----------         -----------         ------------         ------------
    Total interest income                                 8,165,499           6,586,788           15,690,506           12,756,159

INTEREST EXPENSE
Interest-bearing demand and savings                       1,244,231           1,002,180            2,466,785            1,986,958
Interest on time deposit accounts                         1,418,227             971,372            2,584,069            1,909,746
Other borrowed funds                                        403,895             118,382              646,505              234,802
                                                        -----------         -----------         ------------         ------------
    Total interest expense                                3,066,353           2,091,934            5,697,359            4,131,506
                                                        -----------         -----------         ------------         ------------
NET INTEREST INCOME                                       5,099,146           4,494,854            9,993,147            8,624,653
PROVISION FOR LOAN LOSSES                                   454,000             335,000              853,000              685,000
                                                        -----------         -----------         ------------         ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                               4,645,146           4,159,854            9,140,147            7,939,653

NONINTEREST INCOME
Service charges and fees                                    636,029             523,211            1,201,258            1,022,924
Credit card discounts and fees                              168,253             128,286              302,441              227,667
Financial services department income                        127,228              98,953              242,262              184,242
Mortgage servicing revenue                                  426,579             298,909              724,223              545,330
Gain on sale of loans, net of discount                       (9,742)             53,125                4,494              118,015
Mortgage loan origination income                            161,097             129,538              248,992              334,024
Other noninterest income                                    241,456             221,474              404,762              379,924
                                                        -----------         -----------         ------------         ------------
    Total noninterest income                              1,750,900           1,453,496            3,128,432            2,812,126

NONINTEREST EXPENSE
Salaries and employee benefits                            2,292,719           1,980,065            4,432,938            3,863,448
Occupancy expense                                           364,296             281,597              705,664              577,297
Credit card processing fees                                 124,032             107,574              226,069              177,145
Office Supplies                                              50,027              74,683               99,389              135,745
Data processing expense                                     145,703             142,285              263,025              281,219
Other noninterest expenses                                1,290,946           1,144,700            2,346,184            2,140,243
                                                        -----------         -----------         ------------         ------------
    Total noninterest expense                             4,267,723           3,730,904            8,073,269            7,175,097
                                                        -----------         -----------         ------------         ------------
INCOME BEFORE INCOME TAXES                                2,128,323           1,882,446            4,195,310            3,576,682
PROVISION FOR INCOME TAXES                                  778,428             724,497            1,569,509            1,319,423
                                                        -----------         -----------         ------------         ------------
NET INCOME                                              $ 1,349,895         $ 1,157,949         $  2,625,801         $  2,257,259
                                                        ===========         ===========         ============         ============
OTHER COMPREHENSIVE INCOME, NET
Unrealized gain or loss on AFS securities, net          $    89,542         $  (313,495)        $    (74,896)        $   (440,769)
Reclassification for gain included in net income                 --              (1,666)               2,151               (8,417)
                                                        -----------         -----------         ------------         ------------
                                                             89,542            (315,161)             (72,745)            (449,186)
                                                        -----------         -----------         ------------         ------------
COMPREHENSIVE INCOME                                    $ 1,439,437         $   842,788         $  2,553,056         $  1,808,073
                                                        ===========         ===========         ============         ============

Earnings per share of common stock
    Net Income Basic                                    $      0.17         $      0.15         $       0.33         $       0.28
    Net Income Diluted                                  $      0.17         $      0.14         $       0.32         $       0.28
Weighted average common shares outstanding
    Basic                                                 8,013,152           7,975,010            8,012,907            7,967,476
    Diluted                                               8,087,934           8,102,877            8,087,843            8,098,791

See accompanying notes.

                   COLUMBIA BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six months ended
                                                                                               June 30,
                                                                                  ---------------------------------
                                                                                      2000                 1999
                                                                                  ------------         ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income                                                                        $  2,625,801         $  2,257,259
Adjustments to reconcile net income to net cash from operating activities:
   Loss (Gain) on sale or call of investments                                            2,151               (8,417)
   Depreciation and amortization                                                       721,381              648,307
   Federal Home Loan Bank stock dividend                                               (40,100)             (41,100)
   Provision for loan losses                                                           853,000              685,000
Increase (decrease) in cash due to changes in assets/liabilities
   Accrued interest receivable                                                      (1,128,678)            (573,717)
   Other assets                                                                       (136,573)          (2,596,470)
   Accrued interest payable and other liabilities                                     (266,491)             344,625
                                                                                  ------------         ------------
   NET CASH FROM OPERATING ACTIVITIES                                                2,630,491              715,487
                                                                                  ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities                                506,188            2,045,455
Proceeds from maturity of available-for-sale securities                                300,000            8,478,290
Proceeds from the maturity of held-to-maturity securities                            1,002,564            1,022,541
Purchases of held-to-maturity securities                                                    --           (5,645,434)
Purchases of available-for-sale securities                                            (507,245)         (21,859,828)
Net purchase of restricted equity securities                                          (222,500)             102,082
Net change in loans made to customers                                              (45,428,826)         (10,373,640)
Payments made for purchase of property and equipment                                (2,086,991)          (2,246,374)
                                                                                  ------------         ------------
   NET CASH FROM INVESTING ACTIVITIES                                              (46,436,810)         (28,476,908)
                                                                                  ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts                                   12,270,213           (8,121,814)
Net proceeds from time deposits                                                     17,935,051            6,336,723
Net borrowings of debt                                                              15,231,808           (1,103,845)
Dividends paid                                                                      (1,121,997)            (957,009)
Proceeds from stock options exercised and sales of common stock                         16,660              114,397
                                                                                  ------------         ------------
   NET CASH FROM FINANCING ACTIVITIES                                               44,331,735           (3,731,548)
                                                                                  ------------         ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   525,416          (31,492,969)
CASH AND CASH EQUIVALENTS, beginning of period                                      25,389,036           65,773,682
                                                                                  ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                          $ 25,914,452         $ 34,280,713
                                                                                  ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash                                                             $  5,669,205         $  4,131,234
Taxes paid in cash                                                                $  1,332,000         $  1,301,736

SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of tax            $    (72,745)        $   (449,186)
Cash dividend declared and payable after quarter-end                              $    560,940         $    478,596

See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                Accumulated
                                                                 Additional                         Other           Total
                                                   Common          Paid-in        Retained      Comprehensive   Shareholders'
                                     Shares         Stock          Capital        Earnings         Income           Equity
                                   ---------     -----------     ----------     ------------      ---------      ------------
BALANCE, December 31, 1998         7,949,032     $14,125,315     $6,317,732     $ 14,257,975      $  55,198      $ 34,756,220
    (Audited)
Stock options exercised               61,490         266,914             --               --             --           266,914
Income tax benefit from
  stock options exercised                 --              --         53,758               --             --            53,758
Cash dividend paid or declared            --              --             --       (1,999,061)            --        (1,999,061)
Net Income and Comprehensive
           Income                         --              --             --        5,013,223       (769,492)        4,243,731
                                   ---------     -----------     ----------     ------------      ---------      ------------

BALANCE, December 31, 1999         8,010,522      14,392,229      6,371,490       17,272,137       (714,294)       37,321,562
    (Audited)
Stock options exercised                2,900          16,660             --               --             --            16,660
Cash dividend paid or declared            --              --             --       (1,121,997)            --        (1,121,997)
Net Income and Comprehensive
           Income                         --              --             --        2,625,801        (72,745)        2,553,056
                                   ---------     -----------     ----------     ------------      ---------      ------------
BALANCE, June 30, 2000             8,013,422     $14,408,889     $6,371,490     $ 18,775,941      $(787,039)     $ 38,769,281
                                   =========     ===========     ==========     ============      =========      ============
    (Unaudited)

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

            The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management and reviewed by independent public accountants. Columbia's annual report contains audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of results to be anticipated for the year ending December 31, 2000.

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

3.      Loans and Reserve for Loan Losses

            The composition of the loan portfolio was as follows:

                                                                 June 30,         December 31,
                                                                  2000               1999
                                                              ------------        -----------
                                                               (Unaudited)         (Audited)
                 Commercial                                   $ 70,982,469       $ 60,868,875
                 Agriculture                                    49,640,235         37,775,087
                 Real estate                                   151,148,563        130,313,434
                 Consumer                                       17,902,641         18,096,432
                 Other                                           1,480,265            827,362
                                                              ------------        -----------
                                                               291,154,173        247,881,190
                 Allowance for loan losses                      (4,104,189)        (3,298,460)
                 Deferred loan fees                             (1,078,996)          (890,539)
                                                              ------------       ------------
                                                              $285,970,988       $243,692,191
                                                              ============       ============

             Transactions in the reserve for loan losses were as follows for the six months ended June 30:

                                                                  2000                1999
                                                               ----------          ----------
                                                               (Unaudited)          (Audited)
                 Balance at beginning of period                $3,298,460          $2,380,220
                 Provision charged to operations                  853,000             685,000
                 Recoveries                                        22,221              65,222
                 Loans charged off                                (69,492)           (101,528)
                                                               ----------          ----------
                 Balance at end of period                      $4,104,189          $3,028,914
                                                               ==========          ==========

            Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at June 30, 2000 and December 31, 1999 were approximately $491,000 and $394,000, respectively.

            As of June 30, 2000, Columbia identified loans totaling $119,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position. There were $202,000 of loans in this category at December 31, 1999.

            At June 30, 2000, and December 31, 1999, Columbia had no other real estate owned ("OREO"), which represents assets held through loan foreclosure or recovery activities.

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

OVERVIEW

        Highlights for the second quarter of the new millennium for Columbia Bancorp ("Columbia"):

        - Reported record growth in loans, deposits and earnings

        - Affiliated with LaSalle St. Securities, LLC, to provide brokerage services and financial planning to customers in the Pendleton and Hermiston, Oregon markets

        - Unveiled Columbia River BankNet, an internet banking solution

        Columbia reported net income of $2,625,801, or $.32 per diluted share for the six months ended June 30, 2000. This represented a 16% increase in net income, as compared to $2,257,259, or $.28 per diluted share, for the six months ended June 30, 2000. Net income of $1,349,895, or $.17 per diluted share for the quarter ended June 30, 2000 represented an increase of 17% in net income as compared to $1,157,949, or $.14 per diluted share for the quarter ended June 30, 1999.

        The net income added to shareholders' equity during the first six months of 2000 was offset, in part, by dividends declared and paid of $1,121,997. A first quarter dividend of $.07 per share was paid May 1 to shareholders of record April 15. On June 29 the Bancorp board of directors declared a second-quarter dividend of $.07 per share payable August 1 to shareholders of record July 15. With the payment of the declared dividend, approximately 43% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

MATERIAL CHANGES IN FINANCIAL CONDITION

        Changes in the balance sheet for the six months ended June 30, 2000 include an increase in total assets, primarily in loans, and an increase in total liabilities, primarily in total deposits and notes payable.

        At June 30, 2000, total assets increased 13%, or approximately $46.6 million, over total assets at December 31, 1999. Major components of the change in total assets were:

        - $42.3 million increase in loans

        - $2.3 million increase in loans held-for-sale

        - $1.7 million increase in property and equipment

        The increase in loans is reflected in increases in all loan categories, except for consumer loans. Management attributes the change to seasonal increase in real estate construction and agricultural operating loans as well as continued penetration within Columbia's market. The market areas Columbia serve continue to experience robust local economies.

Columbia experienced an increase in deposits of approximately $30.2 million during the first six months of 2000, specifically as follows:

               - Noninterest-bearing deposits increased $11.8 million
               - Interest-bearing demand deposits increased $2.1 million
               - Savings deposits decreased $1.7 million
               - Time certificate deposits increased $17.9 million

        Driven by marketing promotions $15.8 million of the $17.9 million year-to-date growth in time deposits was generated in the first quarter of the year. Management believes deposit increases are due to continuing expansion in current market areas served.

        Notes payable increased $15.2 million in the six months ended June 30, 2000. Along with deposit growth, notes payable were used to fund the loan growth experience in the quarter.

        All other changes experienced in asset and liability categories during the first six months of 2000 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

        Total interest income increased $2,934,347 for six months ended June 30, 2000, and $1,578,711 the quarter ended June 30, 2000, as compared to the same periods in 1999. This increase is primarily due to the increase in loans held in 2000 as compared to 1999.

        Total interest expense also increased $1,565,853 for the six months ended June 30, 2000, and $974,419 for the quarter ended June 30, 2000, as compared to the same periods in 1999. This increase is primarily due to the increase in time deposits held during 2000 as compared to 1999.

        Columbia's net interest income increased by $1,368,494 for the six months ended June 30, 2000, and $604,292 for the quarter ended June 30, 2000 as compared to the same periods in 1999. Diluted net income per common share increased to $.32 for the first six months of 2000 from $.28 for the first six months of 1999. Cash earnings, excluding the effect of depreciation and amortization, in the first half of 2000 were $.36 per diluted share compared to $.32 per diluted share in the like period a year ago.

        Noninterest income increased $316,306 for the six months ended June 30, 2000 as compared to the same period in 1999. This increase is primarily attributable to increased income generated by service charges and fees on deposit accounts, and growth in the company's bankcard and financial services departments. Mortgage servicing revenue increased, but due to rising interest rates and the resultant slow down in new home loan originations and refinance transactions, total noninterest income related to mortgage department activities decreased $19,660 or 2%.

        Noninterest expense increased $898,172 for the six months ended June 30, 2000, and $536,819 for the quarter ended June 30, 2000 as compared to the comparable 1999 period. The increase for the both periods was primarily attributable to increases in salaries and employee benefits and other expenses. The formation and staffing of the newly opened Shevlin and Newberg branches and the normal expense increases associated with maintaining an expanded employee base were the primary forces contributing to the increased expense in these categories.

LOAN LOSS PROVISION

        During the six months ended June 30, 2000, Columbia charged a $853,000 loan loss provision to operations, as compared to $685,000 charged during the same period in 1999. Loans charged off, net of loan recoveries, was $47,271 during the six months ended June 30, 2000, as compared to net charged off loans of $36,306 for the like period in 1999.

        Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Columbia.

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

        The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2000. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $2,625,801, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit and loan accounts, and reflect the dividend paid to shareholders.

        The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at June 30, 2000, as compared to regulatory minimums.

                                                  At June 30, 2000        Regulatory Minimum
                                                  ----------------        ------------------
                 Tier-one capital                        9.37%                    4%
                 Total risk-based capital               10.61%                    8%
                 Leverage ratio                          8.08%                    4%

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of shareholders of Columbia Bancorp was held April 25, 2000. At the meeting, one item, the Election of Directors of Bancorp, was put to a vote of the shareholders.

        The directors nominated were elected to serve various terms. The following shows results of the voting including term to be served for each director.

                         For Term Ended      Votes For       Votes Against      Abstain
                         --------------      ---------       -------------      -------
Richard E. Betz              2003            5,002,590             100           7,198
James J. Doran               2002            5,002,590           2,100           9,198
Ward Eason                   2001            5,002,590           2,100           9,198
Jane F. Lee                  2003            4,992,696           9,994          17,092
Jean S. McKinney             2003            4,999,512           3,178          10,276

        Directors continuing in office include Robert L.R. Bailey, Charles F. Beardsley, William A. Booth, Dennis L. Carver, Terry L. Cochran, Donald T. Mitchell, and James B. Roberson.

ITEM 5. OTHER INFORMATION

Affiliation with LaSalle St. Securities

Columbia's subsidiary, Columbia River Bank ("CRB") announced an affiliation with La Salle St. Securities, LLC, through Trustime, Inc., in Pendleton, to provide brokerage services and financial planning to customers in the Pendleton and Hermiston markets. LaSalle St. Securities has provided a broad array of investment products and services to its client base of banks, investment advisors, independent registered representatives, and other since 1974.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit 27 - Article 9 Financial Data Schedule for Form 10-Q
(b) Exhibit 99 - Accountant's Review Report
(c) No current reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            COLUMBIA BANCORP


Dated:  August 10, 2000                      /s/ Terry L. Cochran
                                            ------------------------------------
                                            Terry L. Cochran
                                            President & Chief Executive Officer


Dated:  August 10, 2000                      /s/ Neal T. McLaughlin
                                            ------------------------------------
                                            Neal T. McLaughlin, EVP, Chief
                                            Financial Officer - Columbia River
                                            Bank; and Chief Financial Officer -
                                            Columbia Bancorp