Form 10-Q
period 2000-09-30
COLUMBIA BANCORP \OR\
filed 2000-11-13
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

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

       8,023,422 shares of common stock as of October 18, 2000

                                COLUMBIA BANCORP

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX

                                                                                     PAGE
                                                                                   REFERENCE
                                                                                   ---------
PART I - FINANCIAL INFORMATION
     Consolidated Balance Sheets as of September 30, 2000 and
           December 31, 1999.                                                          3

     Consolidated Statements of Income and Comprehensive Income
           for the nine months and quarter ended September 30, 2000 and
           1999.                                                                       4

     Consolidated Statements of Cash Flows for the nine 5 months ended September
           30, 2000 and 1999.                                                          5

     Consolidated Statements of Changes in Shareholders' Equity 6 for the
           periods of December 31, 1998 to September 30, 2000.                         6

     Notes to Consolidated Financial Statements                                       7-8

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
           Forward Looking Information                                                 9
           Overview                                                                    9
           Material Changes in Financial Condition                                   9-10
           Material Changes in Results of Operations                                  10
           Loan Loss Provision                                                        10
           Liquidity and Capital Resources                                            11

     Quantitative and Qualitative Disclosures about Market Risk                       11


PART II - OTHER INFORMATION

     Item 5 - Other Information                                                       12

     Item 6 - Exhibits and Reports on Form 8-K                                        12

     Signatures                                                                       12

                        COLUMBIA BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,       December 31,
                                                                        2000                1999
                                                                    -------------       -------------
                                                                     (Unaudited)          (Audited)
ASSETS

Cash and due from banks                                             $  19,677,940       $  23,796,174
Interest-bearing deposits with other banks                              3,547,145             912,838
Federal funds sold                                                      5,977,962             680,024
                                                                    -------------       -------------
     Total cash and cash equivalents                                   29,203,047          25,389,036

Investment securities available-for-sale                               40,703,669          41,111,041
Investment securities held-to-maturity                                 18,623,162          20,125,225
Restricted equity securities                                            1,611,500           1,096,800
                                                                    -------------       -------------
     Total investment securities                                       60,938,331          62,333,066

Loans held-for-sale                                                     6,628,281           3,282,849
Loans, net of allowance for loan losses and unearned loan fees        293,698,345         243,692,191
Property and equipment, net of depreciation                            14,025,902          12,008,224
Goodwill, net of amortization                                           8,174,873           8,646,341
Accrued interest receivable                                             4,509,775           2,902,601
Other assets                                                            3,212,093           2,986,359
                                                                    -------------       -------------
     Total assets                                                   $ 420,390,647       $ 361,240,667
                                                                    =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand deposits                               $  92,028,795       $  74,889,247
  Interest-bearing demand accounts                                    136,720,454         130,148,498
  Savings accounts                                                     27,220,295          27,326,830
  Time certificates                                                    99,866,332          78,545,214
                                                                    -------------       -------------
     Total deposits                                                   355,835,876         310,909,789

Notes payable                                                          23,062,244          10,870,318
Accrued interest payable and other liabilities                          1,561,954           2,138,998
                                                                    -------------       -------------
     Total liabilities                                                380,460,074         323,919,105
                                                                    -------------       -------------

Shareholders' equity:
  Common stock, no par value; 20,000,000 shares
     authorized, 8,018,672 issued and outstanding
     (8,010,522 at December 31, 1999)                                  14,426,789          14,392,229
  Additional paid-in capital                                            6,371,490           6,371,490
  Retained earnings                                                    19,633,836          17,272,137
  Accumulated other comprehensive income, net of tax                     (501,542)           (714,294)
                                                                    -------------       -------------
     Total shareholders' equity                                        39,930,573          37,321,562
                                                                    -------------       -------------
     Total liabilities and shareholders' equity                     $ 420,390,647       $ 361,240,667
                                                                    =============       =============


See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            Three months ended                    Nine months ended
                                                               September 30,                        September 30,
                                                      -------------------------------       -------------------------------
                                                          2000               1999               2000               1999
                                                      ------------       ------------       ------------       ------------
INTEREST INCOME
Interest and fees on loans                            $  7,789,073       $  5,915,408       $ 21,478,243       $ 16,431,161
Interest on investments
   Taxable investment securities                           597,637            601,601          1,803,622          1,577,650
   Nontaxable investment securities                        225,281            259,826            688,218            746,661
Other interest income                                      108,376            234,832            440,790          1,012,354
                                                      ------------       ------------       ------------       ------------
   Total interest income                                 8,720,367          7,011,667         24,410,873         19,767,826

INTEREST EXPENSE
Interest-bearing demand and savings                      1,303,202          1,042,659          3,769,987          3,029,617
Interest on time deposit accounts                        1,556,662            976,857          4,140,731          2,886,603
Other borrowed funds                                       432,626            128,708          1,079,131            363,510
                                                      ------------       ------------       ------------       ------------
   Total interest expense                                3,292,490          2,148,224          8,989,849          6,279,730
                                                      ------------       ------------       ------------       ------------
NET INTEREST INCOME                                      5,427,877          4,863,443         15,421,024         13,488,096
PROVISION FOR LOAN LOSSES                                  464,000            170,000          1,317,000            855,000
                                                      ------------       ------------       ------------       ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              4,963,877          4,693,443         14,104,024         12,633,096

NONINTEREST INCOME
Service charges and fees                                   711,261            575,884          1,912,519          1,598,808
Credit card discounts and fees                             220,558            171,084            522,999            398,751
Financial services department income                        91,986            101,414            334,248            285,656
Mortgage servicing revenue                                 454,461            288,803          1,178,684            834,133
Gain on sale of loans, net of discount                    (126,441)           (25,941)          (121,947)            92,073
Mortgage loan origination income                           191,437            108,698            440,429            442,722
Other noninterest income                                   330,720            183,465            735,482            563,390
                                                      ------------       ------------       ------------       ------------
   Total noninterest income                              1,873,982          1,403,407          5,002,414          4,215,533

NONINTEREST EXPENSE
Salaries and employee benefits                           2,515,363          2,125,867          6,948,301          5,989,316
Occupancy expense                                          395,423            295,585          1,101,087            872,881
Credit card processing fees                                157,334            119,437            383,404            296,582
Office supplies                                             50,407             59,644            149,795            195,389
Data processing expense                                    122,823            135,917            385,848            417,137
Other noninterest expenses                               1,330,494          1,016,788          3,676,677          3,157,028
                                                      ------------       ------------       ------------       ------------
   Total noninterest expense                             4,571,844          3,753,238         12,645,112         10,928,333
                                                      ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                               2,266,015          2,343,612          6,461,326          5,920,296
PROVISION FOR INCOME TAXES                                 846,551            936,636          2,416,060          2,256,061
                                                      ------------       ------------       ------------       ------------
NET INCOME                                            $  1,419,464       $  1,406,976       $  4,045,266       $  3,664,235
                                                      ============       ============       ============       ============
OTHER COMPREHENSIVE INCOME, NET
Unrealized gain or loss on AFS securities, net             285,497           (141,768)           210,601           (582,536)
Reclassification for gain included in net income                --               (148)             2,151             (8,566)
                                                      ------------       ------------       ------------       ------------
                                                           285,497           (141,916)           212,752           (591,102)
                                                      ------------       ------------       ------------       ------------
COMPREHENSIVE INCOME                                  $  1,704,961       $  1,265,060       $  4,258,018       $  3,073,133
                                                      ============       ============       ============       ============

Earnings per share of common stock
   Net Income Basic                                   $       0.18       $       0.18       $       0.50       $       0.46
   Net Income Diluted                                 $       0.18       $       0.17       $       0.50       $       0.45
Weighted average common shares outstanding
   Basic                                                 8,016,889          7,995,588          8,014,244          7,976,950
   Diluted                                               8,100,209          8,116,988          8,099,651          8,106,679


See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                -------------------------------
                                                                                    2000               1999
                                                                                ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $  4,045,266       $  3,664,235
Adjustments to reconcile net income to net cash from operating activities:
  Loss (Gain) on sale or call of investments                                           2,151             (8,566)
  Depreciation and amortization                                                    1,230,851            980,952
  Federal Home Loan Bank stock dividend                                              (64,800)           (60,200)
  Provision for loan losses                                                        1,317,000            855,000
Increase (decrease) in cash due to changes in assets/liabilities
  Accrued interest receivable                                                     (1,607,174)        (1,036,740)
  Other assets                                                                      (643,202)        (3,668,174)
  Accrued interest payable and other liabilities                                    (577,044)           562,124
                                                                                ------------       ------------
  NET CASH FROM OPERATING ACTIVITIES                                               3,703,048          1,288,631
                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities                              506,188          2,045,455
Proceeds from maturity of available-for-sale securities                              600,000          8,728,987
Proceeds from the maturity of held-to-maturity securities                          1,590,985          1,273,802
Purchases of  held-to-maturity securities                                                 --         (5,906,630)
Purchases of available-for-sale securities                                          (507,245)       (24,649,789)
Net purchase of restricted equity securities                                        (449,900)           102,082
Net change in loans made to customers                                            (54,668,586)       (24,329,769)
Payments made for purchase of property and equipment                              (2,429,485)        (4,297,320)
                                                                                ------------       ------------
  NET CASH FROM INVESTING ACTIVITIES                                             (55,358,043)       (47,033,182)
                                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts                                 23,604,970          5,627,023
Net proceeds from time deposits                                                   21,321,117          6,264,137
Net borrowings of debt                                                            12,191,926         (1,122,898)
Dividends paid                                                                    (1,683,567)        (1,438,144)
Proceeds from stock options exercised and sales of common stock                       34,560            253,399
                                                                                ------------       ------------
  NET CASH FROM FINANCING ACTIVITIES                                              55,469,006          9,583,517
                                                                                ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               3,814,011        (36,161,034)
CASH AND CASH EQUIVALENTS, beginning of period                                    25,389,036         65,773,682
                                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                        $ 29,203,047       $ 29,612,648
                                                                                ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash                                                           $  8,940,703       $  6,264,919
Taxes paid in cash                                                              $  2,097,000       $  2,258,046

SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of tax          $    212,752       $   (591,102)
Cash dividend declared and payable after quarter-end                            $    561,307       $    480,414


See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                   Accumulated
                                                                   Additional                         Other             Total
                                                    Common           Paid-in        Retained      Comprehensive     Shareholders'
                                       Shares        Stock           Capital        Earnings          Income           Equity
                                     ---------    ------------    ------------    ------------    -------------     ------------
BALANCE, December 31, 1998
    (Audited)                        7,949,032    $ 14,125,315    $  6,317,732    $ 14,257,975     $     55,198     $ 34,756,220
Stock options exercised                 61,490         266,914              --              --               --          266,914
Income tax benefit from
  stock options exercised                   --              --          53,758              --               --           53,758
Cash dividend paid or declared              --              --              --      (1,999,061)              --       (1,999,061)
Net Income and Comprehensive
           Income                           --              --              --       5,013,223         (769,492)       4,243,731
                                     --------------------------------------------------------------------------------------------
BALANCE, December 31, 1999
    (Audited)                        8,010,522      14,392,229       6,371,490      17,272,137         (714,294)      37,321,562
Stock options exercised                  8,150          34,560              --              --               --           34,560
Cash dividend paid or declared              --              --              --      (1,683,567)              --       (1,683,567)
Net Income and Comprehensive
           Income                           --              --              --       4,045,266          212,752        4,258,018
                                     --------------------------------------------------------------------------------------------
BALANCE, September 30, 2000
    (Unaudited)                      8,018,672    $ 14,426,789    $  6,371,490    $ 19,633,836     $   (501,542)    $ 39,930,573
                                     ============================================================================================


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

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management and reviewed by independent public accountants. Columbia's annual report contains audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of results to be anticipated for the year ending December 31, 2000.

2.     Recent Corporate Activity

         Effective September 30, 2000, CRB acquired Datatech of Oregon, Inc. ("Datatech"), headquartered in Portland, Oregon. Prior to the acquisition, CRB owned 28.6% of Datatech, a data processing company that provided services to CRB and five other Oregon community banks. As consideration for the acquisition, CRB paid approximately $150,000. The acquisition allows CRB greater control over, and flexibility with respect to, data processing functions. The acquisition was accounted for as a purchase transaction. The assets acquired and liabilities assumed in the purchase transaction were not material to the consolidated financial statements of Columbia.

3.     Loans and Reserve for Loan Losses

       The composition of the loan portfolio was as follows:

                                   September 30,            December 31,
                                       2000                    1999
                                   -------------           -------------
                                    (Unaudited)              (Audited)
Commercial                         $  72,550,138           $  60,868,875
Agriculture                           47,961,599              37,775,087
Real estate                          158,193,403             130,313,434
Consumer                              18,970,204              18,096,432
Other                                  1,449,236                 827,362
                                   -------------           -------------
                                     299,124,580             247,881,190
Allowance for loan losses             (4,396,972)             (3,298,460)
Deferred loan fees                    (1,029,263)               (890,539)
                                   -------------           -------------
                                   $ 293,698,345           $ 243,692,191
                                   =============           =============

         Transactions in the reserve for loan losses were as follows for the nine months ended September 30:

                                            2000                   1999
                                         -----------           -----------
                                         (Unaudited)            (Audited)
Balance at beginning of period           $ 3,298,460           $ 2,380,220
Provision charged to operations            1,317,000               855,000
Recoveries                                    39,715                88,055
Loans charged off                           (258,203)             (116,782)
                                         -----------           -----------
Balance at end of period                 $ 4,396,972           $ 3,206,493
                                         ===========           ===========

         Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at September 30, 2000 and December 31, 1999 were approximately $1,435,000 and $394,000, respectively.

         As of September 30, 2000, Columbia identified loans totaling $117,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position. There were $202,000 of loans in this category at December 31, 1999.

         At September 30, 2000, and December 31, 1999, Columbia had no other real estate owned ("OREO"), which represents assets held through loan foreclosure or recovery activities.

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

5.     Recently Issued Accounting Standards

         SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Columbia does not expect SFAS 137 to materially impact the financial condition or results of operations of Columbia.

         SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Transactions, an amendment to FASB Statement No. 133" addresses a limited number of issues causing implementation difficulties in adoption of SFAS 133. Implementation of the accounting standard is expected to have no effect on the financial condition and results of operations of Columbia.

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

OVERVIEW

       Highlights for the third quarter of the new millennium for Columbia Bancorp ("Columbia"):

       -      Reported record growth in loans, deposits and earnings.

       - Columbia's subsidiary Columbia River Bank ("CRB") acquired Datatech of Oregon, Inc. a data processing company.

       - Within six months of roll-out, realized 3% customer penetration of Columbia River BankNet, CRB's internet banking solution.

       Columbia reported net income of $4,045,266, or $.50 per diluted share for the nine months ended September 30, 2000. This represented a 10% increase in net income, as compared to $3,664,235, or $.45 per diluted share, for the nine months ended September 30, 1999. Net income of $1,419,464, or $.18 per diluted share for the quarter ended September 30, 2000 represented an increase of 1% in net income as compared to $1,406,976, or $.17 per diluted share for the quarter ended September 30, 1999.

       The net income added to shareholders' equity during the first nine months of 2000 was offset, in part, by dividends declared and paid of $1,683,567. A second quarter dividend of $.07 per share was paid August 1 to shareholders of record July 15. On September 28 the Bancorp board of directors declared a third-quarter dividend of $.07 per share payable November 1, 2000 to shareholders of record October 15. With the payment of the declared dividend, approximately 42% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

MATERIAL CHANGES IN FINANCIAL CONDITION

       Changes in the balance sheet for the nine months ended September 30, 2000 include an increase in total assets, primarily in loans, and an increase in total liabilities, primarily in total deposits and notes payable.

     At September 30, 2000, total assets increased 16%, or approximately $59.1 million, over total assets at December 31, 1999. Major components of the change in total assets were:

       -      $50.0 million increase in loans

       -      $5.3 million increase in federal funds sold

       -      $3.3 million increase in loans held-for-sale


       The increase in loans is reflected in increases in all loan categories. Management attributes the change to seasonal increase in real estate construction and agricultural operating loans as well as continued penetration within Columbia's market. The market areas Columbia serve continue to experience robust local economies.

       Columbia experienced an increase in deposits of approximately $44.9 million during the first nine months of 2000, specifically as follows:

       -      Noninterest-bearing deposits increased $17.1 million

       -      Interest-bearing demand deposits increased $6.6 million

       -      Savings deposits decreased $0.1 million

       -      Time certificate deposits increased $21.3 million

       Driven by marketing promotions $15.8 million of the $21.3 million year-to-date growth in time deposits was generated in the first quarter of the year. Management believes deposit increases are due to continuing expansion in current market areas served.

       Notes payable increased $12.2 million in the nine months ended September 30, 2000. Along with deposit growth, notes payable have been used to fund the loan growth experienced this year.

       All other changes experienced in asset and liability categories during the first nine months of 2000 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

       Total interest income increased $4,643,047 for nine months ended September 30, 2000, and $1,708,700 the quarter ended September 30, 2000, as compared to the same periods in 1999. This increase is primarily due to the increase in loans held in 2000 as compared to 1999.

       Total interest expense also increased $2,710,119 for the nine months ended September 30, 2000, and $1,144,266 for the quarter ended September 30, 2000, as compared to the same periods in 1999. This increase is primarily due to the increase in time deposits held during 2000 as compared to 1999.

       Columbia's net interest income increased by $1,932,298 for the nine months ended September 30, 2000, and $564,434 for the quarter ended September 30, 2000 as compared to the same periods in 1999. Diluted net income per common share increased to $.50 for the first nine months of 2000 from $.45 for the first nine months of 1999. Cash earnings, excluding the effect of goodwill amortization, in the first nine months of 2000 were $.56 per diluted share compared to $.51 per diluted share in the like period a year ago.

       Noninterest income increased $786,881 for the nine months ended September 30, 2000, and $470,575 for the quarter ended September 30, 2000 as compared to the same periods in 1999. The increase, for both the quarter and year-to-date, is primarily attributable to increased income generated by service charges and fees on deposit accounts, growth in the company's bankcard department and fees generated from mortgage operations.

       Noninterest expense increased $1,716,779 for the nine months ended September 30, 2000, and $818,606 for the quarter ended September 30, 2000 as compared to the comparable 1999 period. The increase for the both periods was primarily attributable to increases in salaries and employee benefits and other expenses. The staffing of the Shevlin and Newberg branches (opened in the third and fourth quarters of 1999, respectively), and the normal expense increases associated with maintaining an expanded employee base were the primary forces contributing to the increased expense in these categories.

LOAN LOSS PROVISION

       During the nine months ended September 30, 2000, Columbia charged a $1,317,000 loan loss provision to operations, as compared to $855,000 charged during the same period in 1999. Loans charged off, net of loan recoveries, was $218,488 during the nine months ended September 30, 2000, as compared to net charged off loans of $28,727 for the like period in 1999.

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

       The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2000. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $4,045,266, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit and loan accounts, and reflect the dividend paid to shareholders.

       The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at September 30, 2000, as compared to regulatory minimums.

                             At September 30, 2000      Regulatory Minimum
                             ---------------------      ------------------
     Tier-one capital                   9.45%                  4%
     Total risk-based capital          10.70%                  8%
     Leverage ratio                     7.91%                  4%


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       There has not been a material change in the quantitative and qualitative market risks faced by Columbia from the risk disclosures reported in Columbia's form 10-K covering the fiscal year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Purchase of Datatech of Oregon, Inc.

       Effective September 30, 2000, CRB acquired Datatech of Oregon, Inc. ("Datatech"), headquartered in Portland, Oregon. Prior to the acquisition, CRB owned 28.6% of Datatech, a data processing company that provided services to CRB and five other Oregon community banks. As consideration for the acquisition, CRB paid approximately $150,000. The acquisition allows CRB greater control over, and flexibility with respect to, data processing functions. The acquisition was accounted for as a purchase transaction. The assets acquired and liabilities assumed in the purchase transaction were not material to the consolidated financial statements of Columbia.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibit 27 - Article 9 Financial Data Schedule for Form 10-Q

(b)    Exhibit 99 - Accountant's Review Report

(c) No current reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   COLUMBIA BANCORP



Dated: November 9, 2000            /s/ Terry L. Cochran
                                   ---------------------------------------------
                                   Terry L. Cochran
                                   President & Chief
                                   Executive Officer


Dated: November 9, 2000            /s/ Neal T. McLaughlin
                                   ---------------------------------------------
                                   Neal T. McLaughlin, EVP, Chief Financial
                                   Officer - Columbia River Bank; and
                                   Chief Financial Officer - Columbia Bancorp