Form 10-K
period 2000-12-31
COLUMBIA BANCORP \OR\
filed 2001-03-23
CIK 1010002

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 15, 2001 was $50,634,392.

      The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,038,198 shares of no par value common stock on March 1, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's proxy statement dated March 10, 2001 for the 2001 Annual Meeting of Shareholders ("Proxy Statement"), and the 2000 Annual Report to Shareholders are incorporated by reference in Part II and III hereof.

                                COLUMBIA BANCORP
                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
Disclosure Regarding Forward Looking Statements                                            3

PART I

Item 1.    Business                                                                      3 - 15
Item 2.    Properties                                                                   15 - 16
Item 3.    Legal Proceedings                                                              16
Item 4.    Submission of Matters to a Vote of Security Holders                            16

PART II

           (Portions of Items 5, 6, 7 and 8 are incorporated by reference from Columbia Bancorp's 2000 Annual Report to Shareholders)

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters          16
Item 6.    Selected Financial Data                                                        17
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                   18 - 34
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk                   34 - 35
Item 8.    Financial Statements and Supplementary Data                                    36
Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial
           Disclosure                                                                     36

PART III

         (Items 10 through 13 are incorporated by reference from Columbia Bancorp's definitive proxy statement for the Annual Meeting of Shareholders to be held on April 26, 2001)

Item 10.   Directors, Executive Officers of the Registrant                                37
Item 11    Executive Compensation and Report of Compensation Committee                    37
Item 12.   Security Ownership of Certain Beneficial Owners and Management                 37
Item 13.   Certain Relationships and Related Transactions                                 37

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K             37 - 38

SIGNATURES                                                                              39 - 40

                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This document includes forward-looking statements as defined in applicable federal securities laws and regulations. Such forward-looking statements are based on certain assumptions made by Columbia's management, information currently available to management, and management's present beliefs about Columbia's business and operations. All statements, other than statements of historical fact in this document, including without limitation, statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business" regarding Columbia's financial position, business strategy, and plans and objectives of management of Columbia for future operations, are forward-looking statements. Forward-looking statements can be identified by words such as "believe," "estimate," "anticipate," "expect," "intend," "will," "may," "should," or other similar phrases or words. Although Columbia believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Readers are therefore cautioned not to place undue reliance on such forward-looking statements. Such factors as changed conditions, incorrect assumptions or the materialization of a risk or uncertainty could cause actual results to differ materially from results described in this document as believed, anticipated, estimated, expected, or intended. Columbia does not intend to update these forward-looking statements other than in its quarterly and annual reports and other filings under applicable securities laws.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

        Columbia Bancorp ("Columbia") is a bank holding company headquartered in The Dalles, Oregon, with one subsidiary, Columbia River Bank ("CRB"). CRB is a 13 branch, state-chartered institution authorized to provide banking services by the states of Oregon and Washington. Columbia offers a broad range of financial services to its customers, primarily small and medium sized businesses, farmers, and individuals. Columbia's 11 Oregon branches serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the communities of McMinnville and Newberg in the Willamette Valley. Columbia's two south central Washington branches serve the communities of Goldendale and White Salmon.

        As of December 31, 2000, Columbia had total assets of $416.86 million, total deposits of $346.43 million, and shareholders' equity of $41.33 million. Columbia's net income for the year ended December 31, 2000, was $5.62 million, which was Columbia's 13th consecutive year of increasingly higher net income. For the year ended December 31, 2000, Columbia's return on average assets was 1.41% and return on average equity was 14.40%. Since the year ended December 31, 1995, Columbia has increased earnings by an average of 25.19% per year and achieved an average return on average assets of 1.56%. During the same period, Columbia has achieved an average return on average equity of 15.86% while sustaining strong asset quality.

        From its origins as a one-branch bank in The Dalles, Oregon, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines and the expansion and cross-marketing of its existing products and community-bank lending expertise. In 1995, CRB merged with Juniper Banking Company. In 1996, Columbia was formed as CRB's holding company and Columbia acquired Washington-based Klickitat Valley Bank ("Klickitat"). Further growth came from CRB's Hood River and Bend branch openings, and from the expansion in 1997 of CRB's residential mortgage business. In 1998, CRB opened a new branch in Hermiston, Oregon and Columbia completed the acquisition of Valley Community Bank ("VCB"). During 1999, CRB opened new branches in Pendleton and Newberg, Oregon, and opened a second Bend, Oregon branch. In April 2000, Columbia River BankNet, CRB's Internet-based banking product, was introduced. Collectively, these growth and acquisition activities have enabled Columbia to diversify its loan portfolio and its operating risks over several market areas and local economies.

        The markets in which Columbia operates are economically diverse, and therefore pose both opportunities and challenges to a community bank operating in all of these economies. Columbia's approach to meeting the challenge is to staff its branches and business groups with managers who are established in their communities and have developed a loyal customer following. Columbia's senior management, in conjunction with the branch managers, reviews the operations of each branch to determine which products and services are best suited to that geographic region. The diverse economies also provide opportunities to limit Columbia's exposure to adverse market conditions in any one economic sector.

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

        Successfully operate in non-metropolitan regions. In direct contrast to the present strategies of certain major regional banks, which have closed branches and reduced service levels in Columbia's service areas, Columbia believes that the key to profitably operating in non-metropolitan communities is to: (i) provide a high level of service to the customer; (ii) staff branches with employees who have established ties to the community; (iii) attract and retain a highly skilled management team; and, (iv) allow branch personnel the flexibility to emphasize products and services which best fit their local economy. In addition, by decentralizing a portion of the management function to the branch level, Columbia believes it can make business decisions regarding customers more quickly and with more knowledge than its major banking competitors. Columbia believes it is able to profitably attract and retain customers by providing and delivering products and services tailored to their individual needs, and by delivering them with a high degree of personal attention.

        Maintain high asset quality. Columbia seeks to maintain high asset quality through a program that includes prompt and strict adherence to established credit policies combined with training and supervision of lending officers. Additionally, Columbia uses incentives to maintain high asset quality, including tying a portion of its loan officers' compensation to the quality of the loans they originate. Columbia also believes that its commitment to hire branch managers with long term ties to their communities is of significant assistance in determining the quality of loan transactions. The variety of economies in which Columbia's branches are located increases the diversification and, in Columbia's opinion, the strength of the overall loan portfolio.

        Seize merger and acquisition opportunities. In 1995, CRB merged with Juniper Banking Company ("Juniper") of central Oregon. In 1996 Columbia acquired Klickitat Valley Bank of south central Washington, and in November 1998, Columbia acquired McMinnville-based Valley Community Bancorp ("Valley"). After these transactions, Columbia was able to provide the same or improved levels of community banking products and services in these new market areas.

        Continue to expand through new branches and new products. Columbia has grown through the establishment of four new branches in the past three years. In addition, Columbia's banking products, services and delivery channels are designed to be responsive to the needs of local community businesses and individual customers. For example, in the year 2000 Columbia recognized an opportunity to provide Internet-based banking services to its customers with Columbia River BankNet. BankNet allows customers access to banking services when and where it is convenient to the customer. Columbia also offers investment products and services through its affiliation with the Primevest Financial Services, Inc. and LaSalle St. Securities, LLC, through which it offers stocks, bonds, mutual funds, IRAs, retirement plans, and estate planning. Columbia's products and services are designed to both increase its customer base and to enhance cross-selling opportunities.

GROWTH HISTORY

        Columbia's Origins and Activities Through 1994. Columbia's subsidiary, CRB, was incorporated and chartered in Oregon in 1976 and opened for business in 1977. CRB developed and grew as a one-branch community bank in The Dalles. Several of Columbia's present senior executive officers, including its Chief Executive Officer and President, have been with the company since the early 1980s. Collectively, Columbia's five-member senior management team has, on average, over 23 years of banking experience, much of it gained through years of service at CRB.

        CRB's first branch expansion was a satellite branch facility that opened in 1986 west of The Dalles' city center. Two years later, Columbia opened a branch in the small Oregon community of Maupin. Management subsequently determined that the Maupin branch was unprofitable, and the branch was closed in May 1998.

        In 1992 CRB purchased land adjacent to a newly established Wal-Mart store in nearby Hood River, on which it built and opened its second branch outside of The Dalles. The Hood River Branch opened for business in May 1993.

        Activities in 1995. On January 1, 1995 CRB merged with Juniper, a community bank in central Oregon with branches in Madras and Redmond, Oregon. Following this merger, CRB's full service branches increased from three to five, and its assets increased from $62 million to $92 million. CRB retained the "Juniper Banking Company" name and added three experienced former Juniper directors to its Board. Also, in 1995 CRB replaced its existing branch facility in the western part of The Dalles with a branch facility in a newly built Safeway supermarket west of The Dalles' downtown core. This branch takes deposits, accepts loan applications, and offers other products and services; however, it does not process loans on-site.

        Activities in 1996. In early 1996, Columbia became CRB's holding company. In June of 1996 Columbia acquired Klickitat, a south central Washington community bank headquartered in Goldendale, Washington with a branch in White Salmon. As CRB did with Juniper, Columbia retained the "Klickitat Valley Bank" name, and added, during 1996 and 1997, four experienced former Klickitat directors to the Columbia Board. Klickitat was a natural acquisition candidate for Columbia. Klickitat's White Salmon branch was within a few miles of CRB's Hood River branch across the Columbia River, and there were and are multiple economic ties between these two communities. Klickitat was Goldendale's only community bank, and this community's agriculture-based economy fit well with CRB's lending expertise.

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

        Activities in 1997. In 1997, Columbia's growth came internally from increased numbers of loans and deposits at its branches. Loan growth at the new Bend branch was significant, with assets increasing 239% over the prior year, from $3.3 million to $11.2 million. Further growth came from enhanced home mortgage growth through Columbia's mortgage group, established in mid-1997.

        Activities in 1998.
        Secondary Common Stock Offering and Nasdaq Listing. During November 1998, Columbia registered 1,000,000 shares of common stock for sale to the public at a price of $9 per share, for an aggregate offering price of $9,000,000. All shares were sold, resulting in net proceeds of $8,126,115, after deducting $873,885 for underwriting discounts and commissions, legal, accounting, printing fees, and other offering expenses. Net proceeds were used to implement Columbia's expansion plans, including the acquisition of Valley. In connection with the offering, Columbia's common stock was listed on the Nasdaq Stock Market, where trading commenced on November 6, 1998.

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

        Columbia operated VCB as a separate subsidiary under the "Valley Community Bank" name until November 30, 1999 when it was merged into CRB. Columbia's management believes the combination will lower overall costs in the years ahead and will capitalize on synergistic marketing, advertising and customer awareness issues.

        Hermiston, Umatilla County, Oregon. Columbia opened a new branch in Hermiston, Oregon in September of 1998. Hermiston, which has a population of over 11,000, is 100 miles east of The Dalles. The branch offers full-service community banking services, including loans to local commercial and agricultural-based business.

        Activities in 1999.
        Pendleton, Umatilla County, Oregon. In January 1999 Columbia opened a branch in Pendleton, which is 26 miles east of Hermiston and is the largest town in eastern Oregon. Columbia hired a branch manager who has strong ties to the Pendleton community and 25 years experience with one of Columbia's super-regional bank competitors.

        Shevlin Center Branch -- Bend, Deschutes County, Oregon. Columbia opened a second branch in Bend, Oregon in the summer of 1999. The branch is located in the western part of Bend in the upscale Shevlin Business Park, an office park development. The additional branch in Bend was planned in order to take advantage of growth opportunities and to leverage existing nearby operations. Bend is the largest city in central Oregon, and the largest single market area in which Columbia operates. Columbia believes the second Bend branch will allow opportunities for future growth, especially for business lending services.

        Newberg Branch, Yamhill County, Oregon. Columbia opened its first branch in Newberg, Oregon in November 1999. The branch operates in leased space in the Columbia River Bank Building. The Newberg branch is Columbia's second branch in Oregon's rapidly growing Willamette Valley.

        Name Uniformity. Following the mergers and acquisitions involving Juniper Banking Company, Klickitat and VCB, CRB for various periods of time retained the use of these banks' names as assumed business names at select branch facilities. However, eventually all of these assumed business names were replaced with the "Columbia River Bank" name. In 1999 the last name transition was complete when VCB merged into CRB, and the "Valley Community Bank" name was retired. As of December 31, 1999 all of CRB's branches, including the most recently opened branches, operate under the "Columbia River Bank" name.

        Activities in 2000.
        Columbia River BankNet. In April 2000 CRB introduced an Internet-based delivery channel that allows customers the convenience to perform many banking functions whenever and wherever they want. Accessed through CRB's web site at www.columbiariverbank.com, BankNet services include: accessing a summary of accounts and balances; interest detail on all accounts; account history; transfer of funds between accounts; applying for loans; secure messaging; and bill payment. Coupled with ATM and branch networks, and 24-hour telephone access to account information, CRB continuously focuses on providing choices in banking services, products and delivery channels to its clients.

        Data Processing Changes. In 2000, CRB took steps to reorganize its data processing function. CRB previously had many of its data processing services handled by a data processing company, Datatech of Oregon, Inc. ("Datatech"), of which CRB owned 28.6% and five other community banks owned the remainder. In September, CRB acquired all of the stock of Datatech and contracted with FISERV, a nationwide bank services company, for day-to-day management of the operating assets of Datatech. Management believes these moves will allow CRB greater control and flexibility in data processing functions at a reduced cost.

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

        Mortgage Loans. In August of 1997, Columbia created a division of CRB to originate conventional and federally insured residential mortgage loans for sale in the secondary market. The division, known as the "Columbia River Bank Mortgage Group," has grown its business substantially since its inception. As of December 31, 1997, the mortgage group had sold 60 loans valued at $6.44 million. Between January 1, 1998 and December 31, 1998, an additional 1,064 loans valued at $117.54 million were sold. And between January 1, 1999 and December 31, 1999, 1,179 loans valued at $130.21 million were sold. The group has benefited from a number of factors, including strong demand for mortgages, especially in the Bend area, a favorable interest rate environment, utilization of advanced software for evaluating and processing mortgage applications, and an aggressive sales culture. The mortgage group operates its primary retail loan operations from branch facilities in Bend, Oregon, but offers its products at all of Columbia's Oregon and Washington branches. It also offers mortgage loan products, brokerage and servicing support for certain other Oregon banks. In 1999, approximately 60% of Columbia's mortgage business was generated from its mortgage group and from Columbia's branches. The remaining 40% is derived from relationships with mortgage brokers and other community banks.

        Investment Products. Through arrangements with Primevest Financial Services, Inc., ("Primevest"), and LaSalle St. Securities, LLC, ("LaSalle"), both registered securities broker-dealers, Columbia offers a wide range of financial products and services to consumers. These include stocks, mutual funds, traditional and Roth IRAs, SEPs, tax-sheltered annuities, life insurance, and other financial products. Representatives also offer retirement planning services. Columbia receives a portion of the commissions generated from financial product sales.

        Technology-Based Products and Services. Columbia uses both traditional and new technology to support its focus on personal service. These include a VISA credit and check card (debit card) program, ATMs at each of Columbia's full-service branches, including nine drive-up ATMs, a telephone banking service that allows customers to speak directly with a customer service representative during normal banking hours, and 24-hour telephone access to their accounts. In addition, Columbia, through its web site, offers BankNet, its Internet banking service, allowing access to account information and services in an on-line, real-time environment.

        Consumer Loans. Columbia provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans.

        Senior Customer Services. Since a significant portion of Columbia's consumers are senior citizens, Columbia offers several special products, programs and activities aimed at this group. These include a reduced rate checking account product for seniors, and special trips to the Oregon coast, the Pendleton Roundup, an annual rodeo event, and other places and events. In addition, Columbia markets retirement planning products and investments to the senior customer group through Primevest and LaSalle.

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

        Commercial Loans. Columbia offers customized loans to its commercial customers, including equipment and inventory financing, operational lines of credit, SBA loans for qualified businesses, and accounts receivable financing. A significant portion of Columbia's loan portfolio consists of commercial loans. For regulatory reporting purposes, a portion of Columbia's commercial loans are designated as real estate loans because they are secured by real property, although these loans may finance accounts receivable, equipment and inventory purchases, or other commercial activities. Lending decisions are based on careful evaluation of the financial strength, management, and credit history of the borrower and the quality of the collateral securing the loan. Commercial loans secured by real property are generally limited to 75% of the value of the collateral. Columbia typically requires personal guarantees and relies on the identification of secondary sources of repayment.

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

        Columbia's real estate loans are in large part loans to commercial customers, farmers, and ranchers, and are secured by the properties used in their businesses. The majority of these loans have a variable rate feature with adjustment periods varying from one to five years. Columbia often requires a government guaranty as additional collateral support. Insofar as payments on real estate loans depend on the successful operation and management of the businesses and properties securing the loans, repayment can be affected by local real estate market and economic conditions. Fluctuating land values and local economic conditions can make loans secured by real property difficult to evaluate and monitor.

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

OTHER PRODUCTS AND SERVICES FOR BUSINESS CUSTOMERS

        Deposit and Related Products. Columbia's business deposit products include basic, regular, and interest-bearing checking accounts, merchant VISA programs, and business money market and sweep accounts. Columbia also offers check verification services to merchants allowing them the ability to determine, on a 24-hour basis, whether a check drawn on an account has sufficient funds to cover the amount drawn.

        Investment Products. Columbia's affiliation with Primevest and LaSalle allows it to offer financial products and services to Columbia's business customers as well as to consumers. These include insurance and annuity products, and employee retirement plan products such as SEPs, IRAs and 401(k) plans.

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

STAFF TRAINING AND EDUCATION -- COLUMBIA BANCORP UNIVERSITY

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

MARKETING

        Columbia accepts deposits at its branches in Wasco, Hood River, Jefferson, Deschutes, Yamhill and Umatilla Counties in Oregon and in Klickitat County in Washington. Columbia makes loans in all of these counties and in adjacent counties, including Sherman, Gilliam, and Crook counties in Oregon and Skamania County in Washington. Many of its products and services, including investment products and mortgages through Columbia's mortgage group, are offered and sold throughout Oregon and south central Washington.

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

COMPETITION

        The market for banking services, including deposit and loan products, is highly competitive. The major commercial bank competitors are super-regional institutions headquartered outside the state of Oregon. Deposits held by super-regionals were approximately 56% of statewide commercial bank deposits as of June 30, 2000, which is the most recent date for which this information is available. These major banks have the advantage of offering their customers services and statewide banking facilities that Columbia does not offer.

        Columbia's competitors for deposits are commercial banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds, and other financial intermediaries. These competitors may offer rates greater than Columbia is willing to offer. Columbia competes for deposits by offering a variety of deposit accounts at rates generally competitive with financial institutions in the area.

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

        A potential new source of competition is the array of on-line banking services offered by traditional commercial banks and other financial service providers, and by newly formed companies that use the Internet to advertise and sell competing products. Columbia offers many on-line banking services to its customers, and management believes that, for the foreseeable future, its customers will continue to prefer the personal, locally-based services that it offers.

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

CHANGES IN BANKING LAWS AND REGULATIONS

        The laws and regulations that affect banks and bank holding companies frequently undergo significant changes at the federal and state levels. Bills are introduced from time to time in the United States Congress that contain proposals to alter the structure, regulation, and competitive relationships of the nation's financial institutions. Any changes in laws and regulations could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Such changes could also reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks could engage in securities activities, alter the taxation of banks, bank holding companies and other financial services organizations, and change the structure and jurisdiction of various financial institution regulatory agencies. Such ongoing changes in laws and regulations, and the extent to which the business of Columbia might be affected thereby, cannot be predicted with certainty.

ITEM 2. PROPERTIES

        Nine of Columbia's facilities in Hood River, The Dalles, Redmond, Bend, McMinnville and Madras, Hermiston and Pendleton Oregon, as well as its two full-service branch facilities in south central Washington, are housed in properties owned by Columbia. Columbia leases the space for its Newberg branch, as well as its in-store facility in the Safeway store in The Dalles. All of Columbia's presently owned full-service branches have drive-up facilities and automated teller machines. Columbia's mortgage group operates from the second floor of Columbia's Bend branch, as well as leased office space in The Dalles. The following sets forth certain information regarding Columbia's branch facilities.

                                                                                              Date
                                                                                 Square     Opened or     Occupancy
City and County                                  Address                         Feet        Acquired        Status
---------------                                  -------                         ------     ----------    ---------
Oregon Branches

The Dalles (Main Branch), Wasco County           316 East Third Street            8,000         1977        Owned

The Dalles (Westside Branch), Wasco County(1)    520 Mt. Hood Street                430         1986        Leased

Hood River Branch, Hood River County             2650 Cascade Avenue              6,255         1993        Owned

Madras Branch, Jefferson County                  624 SW Fourth Street             7,400         1995        Owned

Redmond Branch, Deschutes County                 434 North Fifth Street           4,700         1995        Owned

Bend Branch, Deschutes County                    1701 NE Third Street             8,306         1996        Owned

Shevlin Center Branch,(2) Deschutes County       925 SW Emkay Drive              15,000         1996        Owned

Hermiston Branch, Umatilla County                1033 South Highway 395           4,700         1998        Owned

Pendleton Branch, Umatilla County                2101 SW Court Place              4,700         1999        Owned

McMinnville Branch,(2) Yamhill County            723 N Baker                      9,600         1998        Owned

Newberg Branch, Yamhill County                   901 N Brutscher St., Suite A     3,900         1999        Leased

                                                                                  Date
                                                                      Square    Opened or   Occupancy
City and County                             Address                   Feet      Acquired      Status
---------------                             -------                   ----      ---------   ---------
Washington Branches

White Salmon Branch, Klickitat County       390 NE Tohomish Street    5,500       1996        Owned

Goldendale Branch, Klickitat County         202 West Main Street      6,105       1996        Owned

--------------------
(1)   Leased space in a Safeway supermarket. Lease term expires December 2005.

(2) Branch operations are located on the first floor. The second floor is leased to other parties.

        Columbia maintains its administrative offices in leased office space in The Dalles. This space is adequate presently but will not be suitable over the longer term. Columbia purchased property in the Columbia River Center in The Dalles for future branch or administrative operations expansion. Columbia is committed to keeping its administrative headquarters in The Dalles.

EMPLOYEES

        As of December 31, 2000, Columbia had a total of 242 full-time equivalent employees. This number of employees, which compares to 217 at December 31, 1999, has increased due to increased staffing in branch and administrative functions. None of the employees are subject to a collective bargaining agreement. Columbia considers its relationships with its employees to be good.

ITEM 3. LEGAL PROCEEDINGS

        Management is not presently aware of any pending or threatened claims against Columbia that would have a material affect on Columbia's operations or performance. In the normal course of its business, Columbia is a party to various debtor-creditor legal actions. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors' rights in bankruptcy proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of securities holders of Columbia during the quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

        The information called for by this item is contained in Columbia's Annual Report to Shareholders for the year ended December 31, 2000, portions of which are attached hereto as Exhibit 13.1.

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

(DOLLARS IN THOUSANDS EXCEPT                             AS OF AND FOR THE YEARS ENDED DECEMBER 31,
  PER SHARE DATA)                               --------------------------------------------------------------
                                                   2000          1999        1998         1997           1996
                                                ---------     --------    --------     ---------      --------
INCOME STATEMENT DATA
   Interest income                              $  33,367     $ 26,883    $ 21,328     $  18,144      $ 15,385
   Interest expense                                12,256        8,568       7,205         6,270         5,746
                                                ---------     --------     -------     ---------      --------
       Net interest income                         21,111       18,315      14,123        11,874         9,639
   Loan loss provision                              1,697        1,005       1,000           581           246
                                                ---------     --------     -------     ---------      --------
   Net interest income after
     provision for loan losses                     19,414       17,310      13,123        11,293         9,393
   Noninterest income                               6,978        5,784       4,678         2,481         1,799
   Noninterest expense                             17,463       14,976      10,633         8,092         7,180
                                                ---------     --------     -------     ---------      --------
   Income before provision for
     income taxes                                   8,929        8,118       7,168         5,682         4,012
   Provision for income taxes                       3,305        3,105       2,450         1,795         1,285
                                                ---------     --------     -------     ---------      --------
       Net income                               $   5,624     $  5,013    $  4,718     $   3,887      $  2,727
                                                =========     ========     =======     =========      ========
DIVIDENDS
   Cash dividends declared                      $   2,326     $  1,999    $  1,587     $     842      $    882
   Ratio of dividends declared to net income        41.36%       39.88%      33.64%        21.67%        32.37%

PER SHARE DATA(1)
Earnings Per Share
   Basic earnings per common share              $    0.70     $   0.63    $   0.67     $    0.57      $   0.41
   Diluted earnings per common share            $    0.70     $   0.62    $   0.65     $    0.55      $   0.40
Cash Earnings Per Share
   Basic earnings per common share              $    0.78     $   0.71    $   0.68     $    0.57      $   0.41
   Diluted earnings per common share            $    0.77     $   0.70    $   0.66     $    0.55      $   0.40
Book value per common share                     $    5.15     $   4.66    $   4.37     $    3.35      $   2.89
Weighted average shares outstanding
   Basic                                            8,017        7,985       7,066         6,813         6,732
   Diluted                                          8,080        8,090       7,238         7,013         6,847

BALANCE SHEET DATA
   Investment securities                        $  60,544     $ 62,333    $ 47,894     $  48,804      $ 51,484
   Loans, net                                   $ 299,881     $246,975    $206,552     $ 155,219      $118,228
   Total assets                                 $ 416,859     $361,241    $342,413     $ 231,827      $200,302
   Total deposits                               $ 346,427     $310,910    $295,680     $ 201,568      $178,744
   Shareholders' equity                         $  41,326     $ 37,322    $ 34,756     $  22,987      $ 19,533

KEY FINANCIAL RATIOS
   Return on average assets                          1.41%        1.44%       1.83%         1.77%         1.45%
   Return on average equity                         14.40%       13.90%      18.10%        18.37%        14.91%
   Total loans to total deposits                    86.56%       79.44%      69.86%        77.00%        66.14%
   Net interest margin                               6.05%        6.17%       6.19%         6.15%         5.74%
   Efficiency ratio                                 62.17%       62.14%      56.56%        56.37%        62.77%
   Cash efficiency ratio                            59.93%       59.53%      56.28%        56.37%        62.77%

ASSET QUALITY RATIOS
     Reserve for loans losses to:
     Nonperforming assets(2)                       355.95%      553.45%     108.82%       112.65%       384.17%
     Ending total loans                              1.50%        1.32%       1.13%         1.04%         0.83%
   Nonperforming assets to ending total assets       0.31%        0.16%       0.64%         0.63%         0.04%
   Net loan charge-offs (recoveries)
     to average loans                                0.14%        0.04%       0.38%        (0.04)%        0.29%

CAPITAL RATIOS
   Average shareholders' equity to
       average assets                                9.80%       10.40%      10.12%         9.62%         9.73%
   Tier I capital ratio(3)                           9.80%       10.20%      10.90%        13.70%        14.20%
   Total risk-based capital ratio(4)                11.00%       11.30%      11.90%        14.70%        14.90%
   Leverage ratio(5)                                 8.10%        8.30%       8.90%        10.60%         9.90%

(1) Per share data reflects retroactive restatement for stock splits in 1998 (3-for-2 and 2-for-1).

(2) Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more, and other real estate owned.

(3)   Tier I capital divided by risk-weighted assets.

(4)   Total capital divided by risk-weighted assets.

(5)   Tier I capital divided by average total assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        From its origins as a one-branch bank in The Dalles, Oregon, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines and the expansion and cross-marketing of its existing products and community-bank lending expertise. In 1995, CRB merged with Juniper Banking Company. In 1996, Columbia was formed as CRB's holding company, and Columbia acquired Washington-based Klickitat Valley Bank. Further growth came from CRB's Hood River and Bend branch openings, and from the expansion in 1997 of CRB's residential mortgage business. In 1998, CRB opened a new branch in Hermiston, Oregon and Columbia completed the acquisition of Valley Community Bank. During 1999, CRB opened new branches in Pendleton and Newberg, Oregon, and opened a second Bend, Oregon branch. In April, 2000 Columbia River BankNet, CRB's Internet-based banking product, was introduced. Collectively, these growth and acquisition activities have enabled Columbia to diversify its portfolio and its operating risk over several market areas and local economies.

        Columbia's goal is to grow its earning assets while maintaining a high return on equity and keeping asset quality strong. The key to this, in Columbia's view, is to emphasize personal, quality banking products and services for its customers, to hire and retain competent branch management and administrative personnel and to respond quickly to customer demand and growth opportunities. Columbia also intends to increase its market penetration in its existing markets, and to expand into new markets through further suitable acquisitions and through new branch openings. Columbia's goal is to increase earning assets without compromising its commitment to strong asset quality.

        For the year ended December 31, 2000, net income was $5.62 million, representing an increase of 12.18% over net income of $5.01 million earned during the year ended December 31, 1999. Net income for 1999 was up 6.26% over net income of $4.72 million earned during the year ended December 31, 1998. Net income for 1998 was up 21.39% from $3.89 million for the year ended December 31, 1997. Cash basis diluted earnings per share were $0.77, $0.70, and $0.66 for the years ended December 31, 2000, 1999, and 1998, respectively. Return on average assets was 1.41% for the year ended December 31, 2000, compared with 1.44% for the year ended December 31, 1999, and 1.83% in 1998. Return on average equity was 14.40% for the year ended December 31, 2000, compared with 13.90% for the year ended December 31, 1999, and 18.10% for the year ended December 31, 1998. The increase in earnings for the year ended December 31, 2000, versus the comparable period in 1999 can be attributed to growth in earning assets, deposits, fee income, and increased customer activity in new markets.

        Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:

                                                                YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------------------------
                                                 2000          1999          1998         1997           1996
                                              ---------     ---------     ---------     ---------     ---------
(DOLLARS IN THOUSANDS EXCEPT PER
     SHARE DATA)
Net income                                    $   5,624     $   5,013     $   4,718     $   3,887     $   2,727
Average assets                                  398,422       347,003       257,664       219,905       188,061
RETURN ON AVERAGE ASSETS                           1.41%         1.44%         1.83%         1.77%         1.45%

Net income                                    $   5,624     $   5,013     $   4,718     $   3,887     $   2,727
Average equity                                   39,062        36,075        26,069        21,157        18,292
RETURN ON AVERAGE EQUITY                          14.40%        13.90%        18.10%        18.37%        14.91%

Cash dividends declared and paid per share    $    0.29     $    0.25     $    0.22     $    0.12     $    0.13
Basic earnings per common share                    0.70          0.63          0.67          0.57          0.41
DIVIDEND PAYOUT RATIO                             41.36%        39.88%        33.64%        21.67%        32.37%

Average equity                                $  39,062     $  36,075     $  26,069     $  21,157     $  18,292
Average assets                                  398,422       347,003       257,664       219,905       188,061
AVERAGE EQUITY TO ASSET RATIO                      9.80%        10.40%        10.12%         9.62%         9.73%

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

        Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

                                       Year Ended December 31, 2000    Year Ended December 31, 1999    Year Ended December 31, 1998
                                     ------------------------------- -------------------------------  ------------------------------
                                                Interest    Average              Interest  Average               Interest   Average
                                      Average   Income or  Yields or  Average   Income or  Yields or   Average   Income or Yields or
                                      Balance    Expense     Rates    Balance    Expense     Rates     Balance    Expense    Rates
                                     ---------  ---------  --------- ---------  ---------  ---------  ---------  --------- ---------
                                                                          (dollars in thousands)
Interest-earning assets:
   Loans(1)                          $ 288,058  $  29,473    10.23%  $ 222,276   $  22,495   10.12%   $ 175,588  $  17,939    10.22%
   Investment securities
      Taxable securities                40,641      2,403     5.91      38,434       2,195    5.71       31,686      1,890     5.97
      Nontaxable securities(2)          19,157      1,374     7.17      20,895       1,519    7.27       16,819      1,284     7.63
   Interest-earning balances due
      from banks                         7,221        474     6.58       6,533         362    5.54        3,142        159     5.05
   Federal funds sold                    1,729        110     6.35      17,149         829    4.83        8,042        492     6.12
                                     ---------  ---------     ----   ---------   ---------   -----    ---------  ---------    -----
       Total interest-earning
            assets(3)                  356,806     33,834     9.48     305,287      27,400    8.98      235,277     21,764     9.25
   Cash and due from banks              16,785                          18,505                           14,663
   Premises and equipment, net          13,407                           9,738                            5,545
   Loan loss allowance                  (4,074)                         (2,961)                          (1,917)
   Other assets                         15,498                          16,434                            4,096
                                     ---------                       ---------                        ---------
         Total assets                $ 398,422                       $ 347,003                        $ 257,664
                                     ---------                       ---------                        ---------
Interest-bearing liabilities:
   Interest-bearing checking and
      savings accounts               $ 153,540  $   5,056     3.29%  $ 153,609   $   4,148    2.70%   $ 115,101  $   3,571     3.10%
   Time deposit & IRAs                  99,657      5,727     5.75      75,619       3,886    5.14       58,370      3,195     5.47
   Borrowed Funds                       24,123      1,473     6.11       9,418         534    5.67        7,929        439     5.53
                                     ---------  ---------     ----   ---------   ---------   -----    ---------  ---------    -----
         Total interest-bearing
             liabilities               277,320     12,256     4.42     238,646       8,568    3.60      181,400      7,205     3.97
   Noninterest-bearing deposits         79,895                          70,000                           48,983
   Other liabilities                     2,145                           2,282                            1,212
                                     ---------                       ---------                        ---------
         Total liabilities             359,360                         310,928                          231,595
   Shareholders' equity                 39,062                          36,075                           26,069
                                     ---------                       ---------                        ---------
         Total liabilities and
            shareholders' equity     $ 398,422                       $ 347,003                        $ 257,664
                                     =========                       =========                        =========
Net interest income                             $  21,578                        $  18,832                       $  14,559
                                                =========                        =========                       =========
Net interest spread                                           5.06%                           5.38%                            5.28%
                                                              ====                           =====                            =====
Average yield on average earning
   assets(1)                                                  9.48%                           8.98%                            9.25%
                                                              ====                           =====                            =====
Interest expense to average earning
   assets                                                     3.44%                           2.81%                            3.06%
                                                              ====                           =====                            =====
Net interest margin(3)                                        6.05%                           6.17%                            6.19%
                                                              ====                           =====                            =====

----------------------
(1)   Nonaccrual loans are included in the average balance.

(2)   Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

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

        Analysis of Changes in Interest Differential. The following table shows the dollar amount of the increase (decrease) in Columbia's net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:

                                       2000 OVER 1999                   1999 OVER 1998                1998 OVER 1997
                                -----------------------------    ----------------------------   -----------------------------
                                 INCREASE (DECREASE) DUE TO       INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO
                                -----------------------------    ----------------------------   -----------------------------
                                                        NET                            NET                             NET
                                VOLUME      RATE      CHANGE     VOLUME     RATE      CHANGE    VOLUME      RATE      CHANGE
                                -------    -------    -------    -------   -------    -------   -------    -------    -------
(DOLLARS IN THOUSANDS)

Interest-earning assets:
    Loans                       $ 6,657    $   321    $ 6,978    $ 4,770   $  (214)   $ 4,556   $ 3,636    $  (461)   $ 3,175
    Investment securities
       Taxable securities           126         82        208        403       (98)       305      (321)       (85)      (406)
       Nontaxable securities       (126)       (19)      (145)       311       (76)       235       126         44        170
    Balances due from banks          38         74        112        170        33        203        45        (13)        32
    Federal funds sold             (745)        26       (719)       558      (221)       337       211         60        271
                                -------    -------    -------    -------   -------    -------   -------    -------    -------
          Total                   5,950        484      6,434      6,212      (576)     5,636     3,697       (455)     3,242
                                -------    -------    -------    -------   -------    -------   -------    -------    -------

Interest-bearing liabilities:
    Interest-bearing checking
       and savings accounts          (2)       910        908      1,195      (618)       577       426       (168)       258
    Time deposits                 1,236        605      1,841        944      (253)       691       390         33        423
    Borrowed funds                  833        106        939         82        13         95       265        (11)       254
                                -------    -------    -------    -------   -------    -------   -------    -------    -------
          Total                   2,067      1,621      3,688      2,221      (858)     1,363     1,081       (146)       935
                                -------    -------    -------    -------   -------    -------   -------    -------    -------

Net increase (decrease) in
    net interest income         $ 3,883    $(1,137)   $ 2,746    $ 3,991   $   282    $ 4,273   $ 2,616    $  (309)   $ 2,307
                                =======    =======    =======    =======   =======    =======   =======    =======    =======


        Net interest income, before provision for loan loss, for the year ended December 31, 2000 was $21.11 million, an increase of 15.26% compared to net interest income of $18.32 million in 1999, an increase of 29.68% compared to net interest income of $14.12 million in 1998. The overall tax-equivalent earning asset yield was 9.48% in 2000 compared to 8.98% in 1999 and 9.25% in 1998. For the same years, rates on interest-bearing liabilities were 4.42%, 3.60%, and 3.97%, respectively. These results were primarily due to an increase in the volume of earning assets and the growth of noninterest-bearing deposits. For the three-year period 1998 through 2000, the average yield on earning assets increased 0.23% while rates paid on interest-bearing liabilities increased by 0.45%. Average loans increased 64.05% while average noninterest-bearing deposits increased 63.11%.

        Total interest-earning assets averaged $356.81 million for the year ended December 31, 2000, compared to $305.29 million for the corresponding period in 1999. Most of the increase was due to an increase in loans. Increases in the loan portfolio are attributed to execution of Columbia's strategy to provide personal, quality banking products and services for its customers and the hiring of additional lending personnel in strategic branch and administrative capacities.

        Interest-bearing liabilities averaged $277.32 million for the year ended December 31, 2000 compared to $238.65 million during the same period in 1999. Although further competitive pressure is expected in expanding deposit relationships, management does not generally seek to attract high-priced, brokered deposits.

        Loans, which generally carry a higher yield than investment securities and other earning assets, comprised 80.73% of average earning assets during 2000, compared to 72.81% in 1999 and 74.63% in 1998. During the same periods, average yields on loans were 10.23% in 2000, 10.12% in 1999, and 10.22% in 1998. Investment securities comprised 16.76% of average earning assets in 2000, which was down from 19.43% in 1999 and 20.62% in 1998. Tax equivalent interest yields on investment securities have ranged from 6.32% in 2000 to 6.27% in 1999 and 6.54% in 1998.

        Interest cost, as a percentage of earning assets, increased to 3.44% in 2000, compared to 2.81% in 1999 and 3.06% in 1998. Local competitive pricing conditions and funding needs for Columbia's investments in loans have been the primary determinants of rates paid for deposits during these three years.

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

        The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off loans, become net charge-offs. Columbia's policy is to charge off loans when, in management's opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. When a charge to the loan loss provision is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, and an evaluation of economic trends in Columbia's market areas. Management will continue to closely monitor the loan quality of new and existing relationships through stringent review and evaluation procedures and by making loan officers accountable for collection efforts.

        For the years ended December 31, 2000 through 1998, Columbia charged $1.70 million, $1.01 million and $1.00 million respectively, to its provision for loan losses. The 68.86% increase in 2000 over the provision for loan losses recorded in 1999 was necessary to accommodate the growth in Columbia's loan portfolio, to establish a reserve for potential losses consistent with Columbia's loan policy, and to replenish the allowance for loan losses for charge-offs incurred during 2000. During the last three years, average outstanding loans grew 64.05% and the allowance for loan losses kept pace by increasing 92.33% through charges to the provision for loan losses. Columbia's increase in the provision for loan losses has primarily been a function of strong loan demand and the resulting growth in the loan portfolio.

        For the year ended December 31, 2000, loan charge-offs exceeded recoveries by $418,000 as compared to 1999, when loan charge-offs exceeded recoveries by $86,000. Nearly one-half of the loss experienced in 2000 was due to a loss from one loan. All remaining net charge-offs incurred by Columbia were smaller in amount and generally distributed evenly among all other branch locations.

NONINTEREST INCOME

        Total noninterest income increased through year-end 2000 from 1998. During this three-year period, noninterest income has increased from $4.68 million in 1998, to $5.78 million in 1999, to $6.98 million in 2000. Noninterest income is primarily derived from service charges and related fees, as well as mortgage origination and processing fees. Such income increased $1.20 million, or 20.65% for the year ended December 31, 2000, compared to the year ended December 31, 1999. The increase, in part, was the result of increasing deposit volumes and related service fees. Service charges were $2.60 million for the year ended December 31, 2000, compared to $2.19 million for the year ended December 31, 1999, and $1.74 million for the year ended December 31, 1998. Management attributes this 18.72% increase to the increase in customers served at all CRB branches. The increase in noninterest income was also a result of income generated by Columbia's mortgage lending division, which operates under the name "Columbia River Bank Mortgage Group." For the year ended 2000, this division generated $2.31 million in revenue from originating, processing, servicing, and selling mortgage loans. The remainder of the increase in noninterest income is primarily attributable to improved revenues received from credit card discounts and fees, investment fee income provided by Columbia's financial services department and other noninterest fees and charges.

NONINTEREST EXPENSE

        Noninterest expenses consist principally of employees' salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses. A measure of Columbia's ability to contain noninterest expenses is the efficiency ratio. For the year ended December 31, 2000, the cash basis efficiency ratio had slipped to 59.93% compared to 59.53% for the corresponding period of 1999. The decline in the efficiency ratio primarily reflects increased expenses.

        Noninterest expense was $17.46 million for the year ended December 31, 2000 an increase of $2.49 million from the year ended December 31, 1999. This was due to an increase in staffing costs, occupancy expense, and other noninterest expense. The additional increases related primarily to costs associated with growth in operations, continuing investments in technology and communication systems, and the introduction of Columbia River BankNet, CRB's Internet banking product. Data processing costs decreased during the year, as CRB acquired the remaining 71.4% of Datatech of Oregon, Inc and entered into a servicing agreement with FISERV for data processing services. Management believes these actions allow the company more control over data processing systems with less cost. In 2000, Columbia's total noninterest expense was 62.17% of net revenues, while in 1999 and 1998 it was 62.14% and 56.56%, respectively, of net revenues.

        Salary and benefit expense was $9.65 million in 2000, $8.04 million in 1999, and $6.01 million in 1998. As of December 31, 2000, Columbia had 242 full-time equivalent employees, which compares to 217 as of December 31, 1999 and 187 as of December 31, 1998. The increase in this expense category was the result of normal expense increases associated with maintaining an expanded employee base.

        Net occupancy expense consists of depreciation on premises and equipment, maintenance and repair expenses, utilities, and related expenses. Columbia's net occupancy expense increased steadily over the three-year period. This expense category was $1.61 million in 2000, an increase of $420,000, or 35.30%, over the $1.19 million reported in 1999. From 1998 to 2000, net occupancy expense increased by $661,000, from $948,000 to $1.61 million, an increase of 69.68%. These increases reflect the operation of the five additional branches and the expansion of mortgage operations. This also reflects the costs relating to continued investment in Columbia's technology infrastructure, which has been upgraded throughout the organization.

        Other noninterest expense increased 10.57% or $438,000 as compared to 1999. Nearly a quarter of the increase is attributable to increased advertising costs, which grew nearly $106,000, or 38.00%, as compared to 1999. The remaining increases arose from normal cost increases from expanded operations.

INCOME TAXES
        The provision for income taxes was $3.30 million in 2000, $3.11 million in 1999 and $2.45 million in 1998. The provision resulted in effective combined federal and state tax rates of 37.01% in 2000, 38.25% in 1999, and 34.18% in 1998. The effective tax rates differ from combined estimated statutory rates of 38% principally due to the effects of nontaxable interest income which is recognized for book but not for tax purposes.

FINANCIAL CONDITION

                             SUMMARY BALANCE SHEETS

                                                DECEMBER 31,                         INCREASE (DECREASE)
                                     --------------------------------    -------------------------------------------
(DOLLARS IN THOUSANDS)                 2000        1999        1998      12/31/99 - 12/31/00     12/31/98 - 12/31/99
                                     --------    --------    --------    -------------------     -------------------
ASSETS
    Federal funds sold               $  1,141    $    680    $ 12,555    $    461      67.79%    $(11,875)    -94.58%
    Investments                        60,544      62,333      47,894      (1,789)     -2.87%      14,439      30.15%
    Loans                             299,881     246,975     206,551      52,906      21.42%      40,424      19.57%
    Other assets(1)                    55,293      51,253      75,413       4,040       7.88%     (24,160)    -32.04%
                                     --------    --------    --------    --------                --------

          Total assets               $416,859    $361,241    $342,413    $ 55,618      15.40%    $ 18,828       5.50%
                                     ========    ========    ========    ========                ========

LIABILITIES
    Noninterest-bearing
       deposits                      $ 87,824    $ 74,889    $ 67,409    $ 12,935      17.27%    $  7,480      11.10%
    Interest-bearing deposits         258,603     236,021     228,271      22,582       9.57%       7,750       3.40%
                                     --------    --------    --------    --------                --------
          Total deposits              346,427     310,910     295,680      35,517      11.42%      15,230       5.15%

Other liabilities(2)                   29,106      13,009      11,977      16,097     123.74%       1,032       8.62%
                                     --------    --------    --------    --------                --------
          Total liabilities           375,533     323,919     307,657      51,614      15.93%      16,262       5.29%

SHAREHOLDERS' EQUITY                   41,326      37,322      34,756       4,004      10.73%       2,566       7.38%
                                     --------    --------    --------    --------                --------
          Total liabilities and
             shareholder's equity    $416,859    $361,241    $342,413    $ 55,618      15.40%    $ 18,828       5.50%
                                     ========    ========    ========    ========                ========

(1) Includes cash and due from banks, property and equipment, and accrued interest receivable.

(2)   Includes accrued interest payable and other liabilities.

INVESTMENTS

        A year-to-year comparison shows that Columbia's investment securities at December 31, 2000, totaled $60.54 million, compared to $62.33 million at December 31, 1999, and $47.89 million at December 31, 1998. This represents a decrease of 2.87% between 1999 and 2000 and an increase of 30.15% between 1998 and 1999. Increases or decreases in the investment portfolio are primarily a function of loan demand and changes in Columbia's deposit structure. On December 31, 2000, investments in federal funds sold (an overnight investment) were $1.14 million and investments in restricted stock were $1.64 million. The balance of federal funds sold is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.

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

        At December 31, 2000, the investment portfolio, excluding restricted equity securities, consisted of 65.05% available-for-sale securities and 32.23% held-to-maturity securities. At December 31, 1999, the portfolio consisted of 67.14% available-for-sale securities and 32.68% held-to-maturity securities. At December 31, 1998, Columbia's investment portfolio, excluding restricted equity securities, consisted of 62.99% available-for-sale securities and 37.01% held-to-maturity securities. The present mix provides investment flexibility by placing more of the portfolio in the available-for-sale category.

        At December 31, 2000, Columbia's investment portfolio had total net unrealized gains of approximately $5,000. This compares to net unrealized losses of approximately $1.58 million at December 31, 1999 and net unrealized gains of $574,000 at December 31, 1998. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses Columbia may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

        Federal funds sold are short term investments which mature on a daily basis. Columbia invests in these instruments to provide for additional earnings on excess available cash balances. Because of their short maturities, the balance of federal funds sold fluctuates dramatically on a day-to-day basis. The balance on any one day is influenced by cash demands, customer deposit levels, loan activity and other investment transactions. Investments in federal funds sold totaled $1.14 million at December 31, 2000, compared to $680,000 at December 31, 1999, and $12.55 million at December 31, 1998.

        The following table provides the carrying value of Columbia's portfolio of investment securities as of December 31, 2000, 1999, and 1998, respectively.

                                                       DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                       ------------  ------------  ------------
                                                           2000         1999         1998
                                                       ------------  ------------  ------------
(DOLLARS IN THOUSANDS)
Investments available-for-sale:
    U.S. Treasury securities                              $ 1,015      $ 1,610      $ 3,199
    U.S. Government obligations                            34,532       36,205       23,168
    Corporate debt securities                               1,230          532          605
    Corporate equity securities                               300          300          300
    Municipal securities                                    2,311        2,464        2,195
                                                          -------      -------      -------
                                                           39,388       41,111       29,467
                                                          -------      -------      -------

Investments held-to-maturity:
    Obligations of states and political subdivisions       16,328       17,586       16,336
    Mortgage-backed securities                              3,190        2,539          974
                                                          -------      -------      -------
                                                           19,518       20,125       17,310
                                                          -------      -------      -------

Restricted equity securities                                1,638        1,097        1,117
                                                          -------      -------      -------
             Total investment securities                  $60,544      $62,333      $47,894
                                                          =======      =======      =======

Investment securities at the dates indicated consisted of the following:

                                                              DECEMBER 31, 2000                    DECEMBER 31, 1999
                                                      --------------------------------     --------------------------------
                                                      AMORTIZED    ESTIMATED      %        AMORTIZED   ESTIMATED       %
                                                        COST       FAIR VALUE   YIELD*       COST      FAIR VALUE    YIELD*
                                                      ---------    ----------   ------     ---------   ----------    ------
(IN THOUSANDS)
U.S. Treasuries and agencies:
      One year or less                                 $    --      $    --      0.00%      $   600      $   601      5.67%
      One to five years                                  1,018        1,015      5.41%        1,031        1,009      6.21%

U.S. Government agencies:
      One year or less                                   2,913        2,902      6.18%          628          619      6.42%
      One to five years                                 32,913       32,813      6.03%       38,079       37,105      6.76%
      Five to ten years                                  2,004        2,002      6.20%          995        1,000      5.47%

Obligations of states and political subdivisions:
      One year or less                                   1,210        1,215      6.42%        2,304        2,324      8.81%
      One to five years                                  5,294        5,342      6.56%        6,350        6,337      7.20%
      Five to ten years                                  4,418        4,418      6.82%        3,493        3,365      7.78%
      Over ten years                                     7,695        7,772      7.16%        7,927        7,489      8.14%

Corporate  and other debt securities:
      One year or less                                      --           --      0.00%           --           --      0.00%
      One to five years                                  1,239        1,230      6.74%          557          532      7.19%
                                                       -------      -------      ----       -------      -------      ----
                Total debt securities                   58,704       58,709      6.31%       61,964       60,381      7.07%

Corporate equity securities                                300          300                     300          300
Restricted equity securities                             1,638        1,638                   1,097        1,097
                                                       -------      -------      ----       -------      -------
                Total securities                       $60,642      $60,647                 $63,361      $61,778
                                                       =======      =======                 =======      =======

                                                               DECEMBER 31, 1998
                                                      ---------------------------------
                                                      AMORTIZED    ESTIMATED       %
                                                         COST      FAIR VALUE    YIELD*
                                                      ---------    ----------    ------
(IN THOUSANDS)
U.S. Treasuries and agencies:
      One year or less                                  $   558      $   553      5.34%
      One to five years                                   2,603        2,646      4.80%

U.S. Government agencies:
      One year or less                                    1,190        1,181      5.95%
      One to five years                                  20,377       20,465      5.94%
      Five to ten years                                   2,499        2,494      5.94%

Obligations of states and political subdivisions:
      One year or less                                    2,820        2,822      4.57%
      One to five years                                   7,167        7,379      6.93%
      Five to ten years                                   2,887        2,952      6.56%
      Over ten years                                      5,655        5,838      6.95%

Corporate  and other debt securities:
      One year or less                                      605          605      6.37%
      One to five years                                      --           --      0.00%
                                                        -------      -------      ----
                Total debt securities                    46,361       46,935      6.11%

Corporate equity securities                                 300          300
Restricted equity securities                                816          816
                                                        -------      -------
                Total securities                        $47,477      $48,051
                                                        =======      =======


* Weighted average yields are stated on a federal tax-equivalent basis at a 34% rate, and have been annualized, where appropriate.

LOANS

        Columbia's loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that it seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower's total outstanding indebtedness to CRB, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of CRB.

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

        The President has authority to approve loans up to a lending limit set by the Board of Directors. All loans above the lending limit of the President and up to a certain limit are reviewed for approval by an internal loan committee. Loans which exceed this limit but are less than pre-established lending limits must be conditionally approved by an internal loan committee, and are subject to the approval of the Board's loan committee up to pre-established lending limits. Minutes from Board loan committee meetings are reviewed by the full Board at regularly scheduled monthly meetings. All loans above the lending limit up to Columbia's statutory loan-to-one-borrower limitation (also known as the legal lending limit) require approval of the full Board of Directors. Columbia's unsecured legal lending limit was $6.87 million at December 31, 2000. Columbia seldom makes loans approaching its unsecured legal lending limit.

        Net outstanding loans totaled $299.88 at December 31, 2000, representing an increase of $52.90 million, or 21.42% compared to $246.98 million as of December 31, 1999. Loan commitments grew to $102.41 million as of December 31, 2000, representing an increase of $19.72 million over year-end 1999. Net outstanding loans were $206.55 million at December 31, 1998.

        CRB's net loan portfolio at December 31, 2000, includes loans secured by real estate (55.74% of total), commercial loans (24.03% of total), agricultural loans (15.04% of total) and consumer loans (6.52% of total). These percentages are generally consistent with previous reporting periods. Loans secured by real estate include loans made for purposes other than financing purchases of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

        This table presents the composition of Columbia's loan portfolio at the dates indicated:

                                      DECEMBER 31, 2000             DECEMBER 31, 1999             DECEMBER 31, 1998
                                  ------------------------      ------------------------      ------------------------
                                    AMOUNT      PERCENTAGE       AMOUNT       PERCENTAGE        AMOUNT      PERCENTAGE
                                  ---------     ----------      ---------     ----------      ---------     ----------
(DOLLARS IN THOUSANDS)
Commercial                        $  70,790        23.61%       $  60,869        24.65%       $  41,275        16.71%
Agricultural                         44,299        14.77%          37,775        15.30%          34,604        14.01%
Real estate secured loans:
      Commercial property            58,411        19.48%          43,469        17.59%          41,089        16.64%
      Farmland                       20,723         6.91%          13,270         5.37%           8,603         3.48%
      Construction                   41,374        13.80%          33,780        13.68%          20,048         8.12%
      Residential                    45,612        15.21%          40,051        16.22%          43,919        17.78%
      Home equity lines               3,393         1.13%           3,027         1.23%           2,675         1.08%
                                  ---------       ------        ---------       ------        ---------       ------
           Total real estate        169,513        56.53%         133,597        54.09%         116,334        47.10%

Consumer                             19,195         6.40%          18,096         7.33%          16,569         6.71%
Other                                 1,690         0.56%             827         0.33%             933         0.38%
                                  ---------       ------        ---------       ------        ---------       ------
           Total loans              305,487       101.87%         251,164       101.70%         209,715        84.91%

Less deferred loan fees              (1,028)       (0.34)%           (891)       (0.36)%           (784)       (0.38)%
Less reserve for loan losses         (4,578)       (1.53)%         (3,298)       (1.34)%         (2,380)       (1.15)%
                                  ---------       ------        ---------       ------        ---------       ------
Loans receivable, net             $ 299,881       100.00%       $ 246,975       100.00%       $ 206,551        83.63%
                                  =========       ======        =========       ======        =========       ======

        The following table shows the maturities and sensitivity of Columbia's loans to changes in interest rates at the dates indicated:


                                                                              DECEMBER 31, 2000
                                             -----------------------------------------------------------------------------
                                                                   DUE AFTER ONE              DUE
                                              DUE IN ONE           YEAR THROUGH              AFTER                  TOTAL
(DOLLARS IN THOUSANDS)                       YEAR OR LESS            FIVE YEARS            FIVE YEARS               LOANS
                                             ------------          -------------           ----------             --------
Commercial loans                                $ 35,978              $ 22,070              $ 12,742              $ 70,790
Agricultural loans                                37,978                 5,182                 1,139                44,299
Real estate secured loans:
    Commercial property                            6,092                30,927                21,392                58,411
    Farmland                                       4,892                 4,867                10,964                20,723
    Construction                                  31,864                 5,353                 4,157                41,374
    Residential                                   10,738                10,509                24,365                45,612
    Home equity lines                              3,194                   113                    86                 3,393
                                                --------              --------              --------              --------
          Total real estate loans                 56,780                51,769                60,964               169,513

Consumer                                           9,043                 8,157                 1,995                19,195
Other                                                718                   208                   764                 1,690
                                                --------              --------              --------              --------
          Total loans                           $140,497              $ 87,386              $ 77,604              $305,487
                                                ========              ========              ========              ========

Loans with fixed interest rates                                                                                   $137,098
Loans with floating interest rates                                                                                 168,389
                                                                                                                  ========
                                                                                                                  $305,487
                                                                                                                  ========


                                                                           DECEMBER 31, 1999
                                           ----------------------------------------------------------------------------
                                                               DUE AFTER ONE               DUE
                                            DUE IN ONE          YEAR THROUGH              AFTER                  TOTAL
(DOLLARS IN THOUSANDS)                     YEAR OR LESS          FIVE YEARS             FIVE YEARS               LOANS
                                           ------------        -------------            ----------             --------
Commercial loans                             $ 31,220              $ 18,225              $ 11,424              $ 60,869
Agricultural loans                             32,257                 4,637                   881                37,775
Real estate secured loans:
    Commercial property                         8,943                17,513                17,013                43,469
    Farmland                                    3,155                 4,783                 5,332                13,270
    Construction                               27,279                 2,508                 3,993                33,780
    Residential                                11,061                 5,966                23,024                40,051
    Home equity lines                           2,905                   122                    --                 3,027
                                             --------              --------              --------              --------
          Total real estate loans              53,343                30,892                49,362               133,597

Consumer                                        9,049                 7,163                 1,884                18,096
Other                                             474                   118                   235                   827
                                             --------              --------              --------              --------
          Total loans                        $126,343              $ 61,035              $ 63,786              $251,164
                                             ========              ========              ========              ========

Loans with fixed interest rates                                                                                $119,579
Loans with floating interest rates                                                                              131,585
                                                                                                               ========
                                                                                                               $251,164
                                                                                                               ========

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

        The following table shows Columbia's loan loss experience for the periods indicated:


                                                                      YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------------------------------
                                                         2000          1999            1998          1997            1996
                                                      ---------      ---------      ---------      ---------      ---------
(DOLLARS IN THOUSANDS)

Loans outstanding at end of period, net of
    unearned interest income                          $ 304,459      $ 250,274      $ 208,932      $ 156,858      $ 119,223
                                                      =========      =========      =========      =========      =========

Average loans outstanding for the period              $ 288,058      $ 222,276      $ 175,588      $ 140,891      $ 111,841
                                                      =========      =========      =========      =========      =========

Reserve for loan losses balance, beginning of year    $   3,298      $   2,380      $   1,639      $     995      $   1,072
                                                      ---------      ---------      ---------      ---------      ---------
Loans charged off:
    Commercial                                             (139)           (41)          (219)            (7)           (30)
    Real estate                                             (14)           (15)           (51)            --             --
    Agriculture                                            (256)           (26)          (369)            --           (317)
    Installment loans                                        (8)           (57)           (77)           (19)           (21)
    Credit card and related accounts                        (42)           (43)           (51)           (14)            (9)
                                                      ---------      ---------      ---------      ---------      ---------
          Total loans charged off                          (459)          (182)          (767)           (40)          (377)
                                                      ---------      ---------      ---------      ---------      ---------

Recoveries:
    Commercial                                                6             32             40             21             26
    Real estate                                              --             --             --             --             --
    Agriculture                                              30             48             49             80              7
    Installment loans                                         3              3              1              1             20
    Credit card and related accounts                          3             12              8              1             --
                                                      ---------      ---------      ---------      ---------      ---------
          Total recoveries                                   42             95             98            103             53
                                                      ---------      ---------      ---------      ---------      ---------
Net (charge-offs) recoveries                               (417)           (87)          (669)            63           (324)

Provision charged to operations                           1,697          1,005          1,000            581            247
                                                      ---------      ---------      ---------      ---------      ---------

Acquisition of Valley Community Bancorp                                                   410
                                                      ---------      ---------      ---------      ---------      ---------

Reserve for loan losses balance, end of period        $   4,578      $   3,298      $   2,380      $   1,639      $     995
                                                      =========      =========      =========      =========      =========
Ratio of net loans charged off (recovered) to
    average loans outstanding                              0.14%          0.04%          0.38%         (0.04)%         0.29%

Ratio of reserve for loan losses to loans at
    end of period                                          1.50%          1.32%          1.13%          1.04%          0.83%


        The adequacy of the reserve for loan losses should be measured in the context of several key ratios: (1) the ratio of the reserve to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Since 1996, Columbia's ratio of the reserve for loan losses to total loans has ranged from 0.83% to 1.50%. The amounts provided by these ratios have been sufficient to fund Columbia's charge-offs, which have not been historically significant, and to provide for potential losses as the loan portfolio has grown. These ratios have also been consistent with the level of nonperforming loans to total loans. From December 31, 1996 through December 31, 2000, nonperforming loans to total loans have ranged from a low of 0.21% to a high of .93%. This experience tracks with changes in the ratio of the reserve for loan losses to total loans and with the actual balances maintained in the reserve account. Finally, Columbia's historical ratio of net charge-offs (recoveries) to average outstanding loans illustrates its favorable loan charge-off and recovery experience. In one of the five years from 1996 to 2000, annual loan recoveries actually exceeded charge-offs. For the remaining four years between December 31, 1996 and 2000, net charge-offs ranged from 0.04% to 0.38% of average loans. Management believes Columbia's loan underwriting policies and its loan officers' knowledge of their customers are significant contributors to Columbia's success in limiting loan losses.

        During the year ended December 31, 2000, Columbia recognized $459,000 in loan losses and $42,000 in recoveries. Charge-offs recorded in 2000 were consistent with Columbia's historical experience in view of the growth in its loan portfolio.

        The following table presents information with respect to nonperforming loans and other assets:

                                                                      DECEMBER 31,
                                             --------------------------------------------------------------
                                               2000          1999          1998          1997          1996
                                             ------        ------        ------        ------        ------
(DOLLARS IN THOUSANDS)

Loans on nonaccrual status                   $1,163        $  394        $1,082        $1,041        $  229
Loans past due - greater than 90 days             7            --            --           414            30
Restructured loans                              116           202           825            --            --
                                             ------        ------        ------        ------        ------
          Total nonperforming loans           1,286           596         1,907         1,455           259

Other real estate owned                          --            --           281            --            --
                                             ------        ------        ------        ------        ------

          Total nonperforming assets         $1,286        $  596        $2,188        $1,455        $  259
                                             ======        ======        ======        ======        ======

Allowance for loans losses                   $4,578        $3,298        $2,380        $1,639        $  995
Ratio of total nonperforming assets to
    total assets                               0.31%         0.16%         0.64%         0.63%         0.04%
Ratio of total nonperforming loans to
    total loans                                0.43%         0.24%         0.91%         0.93%         0.21%
Ratio of allowance for loan losses to
    total nonperforming assets               355.95%       553.45%       108.82%       112.65%       384.17%

        Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at December 31, 2000 totaled approximately $1.16 million compared to $394,000 at December 31, 1999 and $1.08 at the end of 1998.

        In 1998, Columbia adopted procedures to identify and monitor loans that have had their original terms restructured to accommodate borrowers' financial needs. Loan revisions and modifications are provided to meet the credit needs of borrowers in weakened financial condition and to enhance ultimate collection. As of December 31, 1999, Columbia identified loans totaling $116,000 that had been classified as restructured. All of these loans are currently performing in accordance with their restructured terms. However, management will continue to monitor these loans for any changes or deterioration in performance.

        At December 31, 2000, Columbia had no assets in the other real estate owned ("OREO") category, which represents assets held through loan foreclosure or recovery activities. There was no OREO at December 31, 1999, and $281,000 in OREO at December 31, 1998.

DEPOSITS

        The following table sets forth the average balances of Columbia's interest-bearing deposits, interest expense, and average rates paid for the periods indicated:


                                              YEAR ENDED DECEMBER 31,                          YEAR ENDED DECEMBER 31,
                                                       2000                                             1999
                                     ----------------------------------------          ---------------------------------------
                                      AVERAGE        INTEREST         AVERAGE          AVERAGE        INTEREST         AVERAGE
                                      BALANCE         EXPENSE           RATE           BALANCE         EXPENSE           RATE
                                     --------        --------        --------          -------        --------         -------
(DOLLARS IN THOUSANDS)

Interest-bearing checking            $130,819        $  4,419            3.38%         $128,207       $  3,563            2.78%
Savings                                26,534             861            3.24%           29,395            821            2.79%
Time deposits                          95,845           5,503            5.74%           71,626          3,650            5.10%
                                     --------        --------        --------          --------       --------         -------

   Total interest-bearing
     deposits                         253,198        $ 10,783            4.26%          229,228       $  8,034            3.51%
                                                     ========        ========                         ========         =======

   Total noninterest-bearing
     deposits                          79,895                                            70,000
                                     --------                                           -------

   Total interest-bearing and
     noninterest-bearing deposits    $333,093                                          $299,228
                                     ========                                          ========


                                                YEAR ENDED DECEMBER 31,
                                                          1998
                                        ----------------------------------------
                                        AVERAGE         INTEREST         AVERAGE
                                        BALANCE          EXPENSE           RATE
                                        -------         --------         -------
(DOLLARS IN THOUSANDS)

Interest-bearing checking              $ 92,669         $  2,962            3.20%
Savings                                  26,252              855            3.26%
Time deposits                            54,550            2,949            5.41%
                                       --------         --------         -------

   Total interest-bearing
     deposits                           173,471         $  6,766            3.90%
                                                        ========         =======

   Total noninterest-bearing
     deposits                            48,983
                                       --------

   Total interest-bearing and
     noninterest-bearing deposits      $222,454
                                       ========


        At December 31, 2000, total deposits were $346.43 million, an increase of $35.52 million or 11.42%, from total deposits of $310.91 million at December 31, 1999. Total deposits in 1999 increased by 5.15% over 1998. Deposit growth in 1999 and 2000 was due to a combination of pricing strategies, increased marketing, and increased emphasis on implementing a sales culture within the branches. The growth in deposit accounts in 2000 has primarily been in time deposits and noninterest-bearing demand accounts. Noninterest-bearing demand deposits, also called "core deposits," continued to be a significant portion of Columbia's deposit base. To the extent Columbia can fund operations with core deposits, net interest spread, which is the difference between interest income and interest expense, will improve. At December 31, 2000, core deposits accounted for 25.35% of total deposits, up from 24.09% as of December 31, 1999.

        Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as Columbia adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2000, total interest-bearing deposit accounts were $258.60 million, an increase of $22.58 million, or 9.57%, from December 31, 1999. Increases in time deposits and in interest-bearing deposits offset a decline in savings accounts. Interest-bearing demand accounts increased $3.32 million, or 2.55%, from December 31, 1999 to 2000, after increasing $4.57 million, or 3.39%, from 1998 to 1999.

        Columbia is not dependent on brokered deposits or high-priced time deposits. At December 31, 2000, time certificates of deposits in excess of $100,000 totaled $27.40 million, or 7.91% of total outstanding deposits, compared to $19.18 million, or 6.17%, of total outstanding deposits at December 31, 1999, and $10.88 million, or 3.68%, of total outstanding deposits at December 31, 1998. The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2000:

(IN THOUSANDS)
         Three months or less                                 $   34,301
         Over three through six months                            21,633
         Over six months through twelve months                    27,424
         Over twelve months                                       14,526
                                                              ----------
                                                              $   97,884
                                                              ==========

SHORT-TERM BORROWINGS

        The following table sets forth certain information with respect to Columbia's Federal Home Loan Bank of Seattle borrowings.


                                                                                 DECEMBER 31,
                                                 ---------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                            2000              1999             1998             1997            1996
                                                 -------          -------          -------          -------          -------
Amount outstanding at end of period              $25,520          $10,598          $ 7,300          $ 4,600          $   600
Weighted average interest rate at end of
      period                                        6.39%            5.83%            5.41%            5.89%            5.68%
Maximum amount outstanding at any
      month-end and during the year              $29,053          $10,605          $ 7,600          $ 4,600          $ 1,200
Average amount outstanding during the
      period                                     $22,490          $ 8,801          $ 6,933          $ 2,781          $   813
Average weighted interest rate during
      the period                                    6.34%            5.33%            5.53%            5.80%            5.86%


SHAREHOLDERS' EQUITY AND REGULATORY CAPITAL

        Shareholders' equity increased $4.01 million during 2000. Shareholders' equity at December 31, 2000 was $41.33 million compared to $37.32 million at December 31, 1999. This increase reflects net income and comprehensive income of $6.25 million and $70,000 in exercised stock options. These additions to equity were partially offset by cash dividends paid or declared of $2.33 million.

        Dividends declared and paid were $0.29 per share in 2000, $0.25 per share in 1999, and $0.22 per share in 1998.

        The Federal Reserve Board and the Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at December 31, 2000, and December 31, 1999, as compared to regulatory minimums for capital adequacy purposes:

                            AT DECEMBER 31, 2000    AT DECEMBER 31, 1999     REGULATORY MINIMUM
                            --------------------    --------------------     ------------------
Tier I capital                    9.80%                    10.20%                  4.00%
Total risk-based capital         11.00%                    11.30%                  8.00%
Leverage ratio                    8.10%                     8.30%                  4.00%

LIQUIDITY

        Columbia has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, Columbia's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale and securities held-to-maturity with maturities in the next three months. At December 31, 2000, these liquid assets totaled $66.04 million or 15.87% of total assets as compared to $67.04 million or 18.56% of total assets at December 31, 1999. Another source of liquidity is provided by CRB's ability to borrow from the Federal Home Loan Bank of Seattle and other correspondent banks.

   An analysis of liquidity also includes a review of the changes that appear in the consolidated statements of cash flows. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $5.62 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts and reflect dividends paid to shareholders.

        At December 31, 2000, CRB had outstanding commitments to make loans of $102.41 million. Nearly all of these commitments represented unused portions of credit lines available to consumers under credit card and other arrangements and to businesses. Many of these credit lines will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that Columbia's sources of liquidity are more than adequate to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

        In addition to the other information contained in this report, the following risks may affect Columbia. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

        Growth and Management. Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although management believes that it has substantially integrated the business and operations of recent acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

        Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. The 50 basis point decrease in the target Fed Funds rate by the Federal Reserve announced January 3, 2001 and the additional 50 basis point decrease announced January 31, 2001, may result in a basis point drop in Columbia's interest rate spread. With any further declines in interest rates, our ability to proportionately decrease the rates on our deposit sources may not be possible due to competitive pressures. This may result in a larger decrease in our interest rate spread. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

        Geographic Factors. Economic conditions in the communities we serve could adversely affect our operations. As a result of community bank focus, our results depend largely upon economic and business conditions in our service areas. A deterioration in economic and business conditions in our market areas, particularly in the agricultural and real estate industries on which some of these areas depend, could have a material adverse impact on the quality of our loan portfolio, and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Further, a downturn in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

        Regulation. We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

        Competition. Competition may adversely affect our performance. The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

        Credit Risk. If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses. A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

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

        Rising and falling interest rate environments can have various effects on a bank's net interest income, depending on the interest rate gap, the relative changes in interest rates that occur when assets and liabilities are repriced, unscheduled repayments of loans, early withdrawals of deposits and other factors.

        The following table sets forth the dollar amount of maturing interest-earning assets and interest-bearing liabilities at December 31, 2000, and the difference between them for the maturing or repricing periods indicated. The amounts in the table are derived from Columbia's internal data, which varies from amounts classified in its financial statements, and, although the information may be useful as a general measure of interest rate risk, the data could be significantly affected by external factors such as prepayments of loans or early withdrawals of deposits. Each of these may greatly influence the timing and extent of actual repricing of interest-earning assets and interest-bearing liabilities.

                                                                                  DECEMBER 31, 2000
                                         ------------------------------------------------------------------------------------
                                         IMMEDIATE      LESS THAN       MONTHS         MONTHS          OVER
                                         REPRICING      3 MONTHS         3 - 6         6 - 12        12 MONTHS         TOTAL
                                         ---------      ---------      ---------      ---------      ---------      ---------
(DOLLARS IN THOUSANDS)
ASSETS

Liquid Investments                       $   3,309      $     435      $     758      $   1,516      $  40,109      $  46,127
Other Investments                               --             --            347            694         18,641         19,682
Loans                                      106,542         22,765          4,621          8,901        157,052        299,881
                                         ---------      ---------      ---------      ---------      ---------      ---------

Total assets                               109,851         23,200          5,726         11,111        215,802        365,690

LIABILITIES

Core deposits                              177,212         28,075         17,237         17,237         79,263        319,024
Jumbo CDs                                       --         13,351          8,570          2,143          3,339         27,403
Borrowings                                     849         11,000            300         13,000          1,220         26,369
                                         ---------      ---------      ---------      ---------      ---------      ---------

Total liabilities                          178,061         52,426         26,107         32,380         83,822        372,796
                                         ---------      ---------      ---------      ---------      ---------      ---------

Net position                               (68,210)       (29,226)       (20,381)       (21,269)       131,980      $  (7,106)
                                         ---------      ---------      ---------      ---------      ---------      =========

Net cumulative position                  $ (68,210)     $ (97,436)     $(117,817)     $(139,086)     $  (7,106)
                                         =========      =========      =========      =========      =========

Cumulative Gap as a percent of assets       (16.36)%       (23.37)%       (28.26)%       (33.37)%        (1.70)%
                                         ---------      ---------      ---------      ---------      ---------


        The net cumulative gap position is somewhat negative since more liabilities than assets reprice during the next year. This exposure to increasing rates is currently exaggerated by "sticky" deposit rates (not expected to reprice rapidly in an increasing rate environment). However, Columbia's asset rates change more than deposit rates, and management feels Columbia's asset yields will change more than cost of funds when rates change.

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

        Columbia's sensitivity to gains or losses in future earnings due to hypothetical decreases or increases in interest rates is as follows:

                 INCREASE OR              FINANCIAL IMPACT
                 DECREASE IN                   ON NET
               INTEREST RATES             INTEREST MARGIN
               --------------            -----------------
                     2%                       $420,000
                     1%                       $210,000
                    -1%                      ($280,000)
                    -2%                      ($716,000)

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                   2000 QUARTERLY FINANCIAL DATA
                                               ---------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)            FIRST           SECOND           THIRD            FOURTH
                                               QUARTER          QUARTER         QUARTER           QUARTER           TOTAL
                                               -------          -------          -------          -------          -------
INCOME STATEMENT DATA

    Interest income                            $ 7,525          $ 8,165          $ 8,720          $ 8,957          $33,367
    Interest expense                             2,631            3,066            3,292            3,267           12,256
                                               -------          -------          -------          -------          -------
          Net interest income                    4,894            5,099            5,428            5,690           21,111
    Loan loss provision                            399              454              464              380            1,697
                                               -------          -------          -------          -------          -------
    Net interest income after
       provision for loan losses                 4,495            4,645            4,964            5,310           19,414
    Noninterest income                           1,378            1,751            1,874            1,975            6,978
    Noninterest expense                          3,806            4,268            4,572            4,817           17,463
                                               -------          -------          -------          -------          -------
    Income before provision for
       income taxes                              2,067            2,128            2,266            2,468            8,929
    Provision for income taxes                     791              778              847              889            3,305
                                               -------          -------          -------          -------          -------
          Net income                           $ 1,276          $ 1,350          $ 1,419          $ 1,579          $ 5,624
                                               =======          =======          =======          =======          =======

Earnings Per Share

    Basic earnings per common share            $  0.16          $  0.17          $  0.18          $  0.20          $  0.70
    Diluted earnings per common share          $  0.16          $  0.17          $  0.18          $  0.20          $  0.70

                                                                   1999 QUARTERLY FINANCIAL DATA
                                               ---------------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE DATA)            FIRST           SECOND           THIRD            FOURTH
                                               QUARTER          QUARTER         QUARTER           QUARTER           TOTAL
                                               -------          -------          -------          -------          -------
INCOME STATEMENT DATA

    Interest income                            $ 6,169          $ 6,587          $ 7,012          $ 7,115          $26,883
    Interest expense                             2,040            2,092            2,148            2,288            8,568
                                               -------          -------          -------          -------          -------
          Net interest income                    4,129            4,495            4,864            4,827           18,315
    Loan loss provision                            350              335              170              150            1,005
                                               -------          -------          -------          -------          -------
    Net interest income after
       provision for loan losses                 3,779            4,160            4,694            4,677           17,310
    Noninterest income                           1,359            1,453            1,403            1,568            5,783
    Noninterest expense                          3,444            3,731            3,753            4,047           14,975
                                               -------          -------          -------          -------          -------
    Income before provision for
       income taxes                              1,694            1,882            2,344            2,198            8,118
    Provision for income taxes                     595              724              937              849            3,105
                                               -------          -------          -------          -------          -------
          Net income                           $ 1,099          $ 1,158          $ 1,407          $ 1,349          $ 5,013
                                               =======          =======          =======          =======          =======

Earnings Per Share

    Basic earnings per common share            $  0.14          $  0.15          $  0.18          $  0.17          $  0.63
    Diluted earnings per common share          $  0.14          $  0.14          $  0.17          $  0.17          $  0.62


        Additional information called for by this item is contained in Columbia Bancorp's Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III


ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information called for by this item is contained in Columbia's definitive proxy statement for the annual meeting of shareholders to be held April 26, 2001, and is incorporated herein by reference.

ITEM 11  EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE

        The information called for by this item is contained in Columbia's definitive proxy statement for the annual meeting of shareholders to be held April 26, 2001, and is incorporated herein by reference.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information called for by this item is contained in Columbia's definitive proxy statement for the Annual Meeting of Shareholders to be held April 26, 2001, and is incorporated herein by reference.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information called for by this item is contained in Columbia's definitive proxy statement for the Annual Meeting of Shareholders to be held April 26, 2001, and is incorporated herein by reference.

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  Exhibits.

        Pursuant to Item 601 of Regulation S-K, the following exhibits are attached hereto or are incorporated herein by reference.

        (Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 20 to the Consolidated Financial Statements included in Columbia's 2000 Annual Report to Shareholders. A copy of this 2000 Annual Report is attached hereto as an exhibit.)

        1. Articles of Incorporation and Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). Columbia's Articles of Incorporation, as amended, are attached as Exhibit 3 (i) to Columbia's Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference. Columbia's Bylaws are attached as Exhibit 15.5 to Columbia's Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

        2.  Material Contracts. (Regulation S-K, Item 601, Exhibit Table Item
            (10)).

            10.1 Employment Agreement of January 25, 2001 between Roger Christensen and Columbia Bancorp, a copy of which is attached hereto.

            10.2 Deferred Compensation Agreement of April 1, 2000 between Neal
            T. McLaughlin and Columbia Bancorp, a copy of which is attached hereto.

            10.3 Employment Agreement of April 1, 1999 between Terry L. Cochran and Columbia Bancorp, a copy of which is attached as Exhibit 10.1 to Columbia's

            Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

            10.4 Deferred Compensation Agreement of April 1, 1999 between Terry
            L. Cochran and Columbia Bancorp, a copy of which is attached as
            Exhibit 10.2 to Columbia's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

            10.5 Columbia Bancorp Restated Employee Stock Ownership Plan and Trust Agreement (1999 Restatement), a copy of which is attached as
            Exhibit 10.4 to Columbia's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

        3. Annual Report to Shareholders. (Regulation S-K, Item 601, Exhibit Table Item (13)). A copy of Columbia's 2000 Annual Report to Shareholders is attached hereto.

        4. List of Subsidiaries. (Regulation S-K, Item 601, Exhibit Table Item
(21)). Attached hereto is a list of Columbia's subsidiaries as of December 31, 2000.

        5. Financial Data Schedule. (Regulation S-K, Item 601, Exhibit Table Item (27)). Columbia's Financial Data Schedule is attached hereto.

        (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the year ended December 31, 2000.

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

                                COLUMBIA BANCORP

DATED:  March 15, 2001          By: /s/
                                    --------------------------------------------
                                    Terry L. Cochran, President & C.E.O.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR


DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   Terry L. Cochran, President, C.E.O., and
                                   Director


                                CHIEF FINANCIAL OFFICER


DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   Neal T. McLaughlin: Chief Financial Officer
                                   and Chief Accounting Officer -- Columbia and
                                   CRB


                                DIRECTORS:

DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                    Donald T. Mitchell, Director and Chairman

DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   William A. Booth, Director

DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   Robert L. R. Bailey, Director

DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   Charles F. Beardsley, Director

DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   Richard E. Betz, Director

DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   Dennis L. Carver, Director

                                   SIGNATURES
                                   (Continued)

DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   James J. Doran, Director


DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   Ward Eason, Director


DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   Jane F. Lee, Director


DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   Jean S. McKinney, Director


DATED:  March 15, 2001          By /s/
                                   ---------------------------------------------
                                   James B. Roberson, Director

                                  EXHIBIT INDEX

EXHIBIT                                                                         PAGE
-------                                                                         ----
10.1           Employment Agreement of January 25, 2001 between Roger
               Christensen and Columbia Bancorp.

10.2           Deferred Compensation Agreement of April 1, 1999 between
               Neal T. McLaughlin and Columbia Bancorp.

13.1           2000 Annual Report to Shareholders.

21.1           Columbia's subsidiaries as of December 31, 2000.

27.1           Financial Data Schedule.