Form 10-Q
period 2001-03-31
COLUMBIA BANCORP \OR\
filed 2001-05-14
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

        8,049,945 shares of common stock as of April 30, 2001

                                COLUMBIA BANCORP

                                    FORM 10-Q

                                 MARCH 31, 2001

                                      INDEX

                                                                                     PAGE
                                                                                   REFERENCE
                                                                                   ---------
PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets as of March 31, 2001 and                              3
           December 31, 2000.

     Consolidated Statements of Income and Comprehensive Income for the three
           months ended March 31, 2001 and 2000.                                       4

     Consolidated Statements of Cash Flows for the three months ended March
           31, 2001 and 2000.                                                          5

     Consolidated Statements of Changes in Shareholders' Equity for the
           periods of December 31, 1999 to March 31, 2001.                             6

     Notes to Consolidated Financial Statements                                       7-8

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
           Forward Looking Information                                                 9
           Overview                                                                    9
           Material Changes in Financial Condition                                   9-10
           Material Changes in Results of Operations                                  10
           Loan Loss Provision                                                        10
           Liquidity and Capital Resources                                            11

     Quantitative and Qualitative Disclosures about Market Risk                       11


PART II - OTHER INFORMATION

     Item 5 - Other Information                                                       12

     Item 6 - Exhibits and Reports on Form 8-K                                        12

     Signatures                                                                       12

                        COLUMBIA BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,              December 31,
                                                                              2001                     2000
                                                                          ------------            -------------
                                                                           (Unaudited)              (Audited)
ASSETS

Cash and due from banks                                                   $ 18,143,799            $  23,807,918
Interest-bearing deposits with other banks                                  11,649,615                2,167,580
Federal funds sold                                                               6,089                1,141,133
                                                                          ------------            -------------
     Total cash and cash equivalents                                        29,799,503               27,116,631

Investment securities available-for-sale                                    31,622,233               39,388,134
Investment securities held-to-maturity                                      19,637,600               19,518,428
Restricted equity securities                                                 1,663,600                1,637,600
                                                                          ------------            -------------
     Total investment securities                                            52,923,433               60,544,162

Loans held-for-sale                                                         13,723,596                5,318,303
Loans, net of allowance for loan losses and unearned loan fees             304,923,016              294,562,864
Property and equipment, net of depreciation                                 13,780,555               13,875,397
Goodwill, net of amortization                                                7,860,562                8,017,717
Accrued interest receivable                                                  4,050,600                3,992,040
Other assets                                                                 4,126,007                3,431,901
                                                                          ------------            -------------
     Total assets                                                         $431,187,272            $ 416,859,015
                                                                          ============            =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand deposits                                     $ 86,563,602            $  87,823,991
  Interest-bearing demand accounts                                         130,067,809              133,467,551
  Savings accounts                                                          28,182,869               27,251,563
  Time certificates                                                        117,083,700               97,884,316
                                                                          ------------            -------------
     Total deposits                                                        361,897,980              346,427,421

Notes payable                                                               23,012,053               26,369,223
Accrued interest payable and other liabilities                               3,681,643                2,736,206
                                                                          ------------            -------------
     Total liabilities                                                     388,591,676              375,532,850
                                                                          ------------            -------------

Shareholders' equity:
  Common stock, no par value; 20,000,000 shares
     authorized, 8,043,695 issued and outstanding
     (8,029,422 at December 31, 2000)                                       14,535,889               14,461,771
  Additional paid-in capital                                                 6,386,573                6,379,393
  Retained earnings                                                         21,438,057               20,569,918
  Accumulated other comprehensive income, net of tax                           235,077                  (84,917)
                                                                          ------------            -------------
            Total shareholders' equity                                      42,595,596               41,326,165
                                                                          ------------            -------------
                                                                          $431,187,272            $ 416,859,015
                                                                          ============            =============

See independent accountant's review report and accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                    Three months ended
                                                                         March 31,
                                                            -----------------------------------
                                                               2001                    2000
                                                            -----------             -----------
INTEREST INCOME
Interest and fees on loans                                  $ 7,670,441             $ 6,516,064
Interest on investments
   Taxable investment securities                                548,114                 607,429
   Nontaxable investment securities                             220,925                 232,614
Other interest income                                            99,744                 168,901
                                                            -----------             -----------
   Total interest income                                      8,539,224               7,525,008

INTEREST EXPENSE
Interest-bearing demand and savings                           1,124,502               1,222,555
Interest on time deposit accounts                             1,612,599               1,165,842
Other borrowed funds                                            525,706                 242,610
                                                            -----------             -----------
   Total interest expense                                     3,262,807               2,631,007
                                                            -----------             -----------
NET INTEREST INCOME                                           5,276,417               4,894,001
PROVISION FOR LOAN LOSSES                                       250,000                 399,000
                                                            -----------             -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                   5,026,417               4,495,001

NONINTEREST INCOME
Service charges and fees                                        711,196                 565,230
Mortgage Group revenues                                         779,477                 399,775
Credit card discounts and fees                                  162,643                 134,188
Financial services department income                            129,180                 115,034
Other noninterest income                                        234,823                 163,305
                                                            -----------             -----------
   Total noninterest income                                   2,017,318               1,377,532

NONINTEREST EXPENSE
Salaries and employee benefits                                2,583,421               2,140,219
Occupancy expense                                               449,559                 341,368
Goodwill amortization                                           157,156                 157,156
Credit card processing fees                                     115,675                 102,037
Data processing expense                                          54,721                 117,322
Other noninterest expenses                                    1,272,914                 947,443
                                                            -----------             -----------
   Total noninterest expense                                  4,633,446               3,805,545
                                                            -----------             -----------
INCOME BEFORE INCOME TAXES                                    2,410,289               2,066,988
PROVISION FOR INCOME TAXES                                      898,609                 791,081
                                                            -----------             -----------
NET INCOME                                                  $ 1,511,680             $ 1,275,907
                                                            ===========             ===========
OTHER COMPREHENSIVE INCOME, NET
Unrealized gain or loss on AFS securities, net                  318,246                (164,438)
Reclassification for gain included in net income                  1,748                   2,151
                                                            -----------             -----------
                                                                319,994                (162,287)
                                                            -----------             -----------
COMPREHENSIVE INCOME                                        $ 1,831,674             $ 1,113,620
                                                            ===========             ===========

Earnings per share of common stock
   Net Income Basic                                         $      0.19             $      0.16
   Net Income Diluted                                       $      0.19             $      0.16
Weighted average common shares outstanding
   Basic                                                      8,033,995               8,012,662
   Diluted                                                    8,165,963               8,065,894

See independent accountant's review report and accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                          -------------------------------------
                                                                                              2001                     2000
                                                                                          ------------             ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income                                                                                $  1,511,680             $  1,275,907
Adjustments to reconcile net income to net cash from operating activities:
  Loss (Gain) on sale or call of investments                                                    (1,748)                   2,151
  Depreciation and amortization                                                                497,239                  353,033
  Federal Home Loan Bank stock dividend                                                        (26,000)                 (18,800)
  Provision for loan losses                                                                    250,000                  399,000
Increase (decrease) in cash due to changes in assets/liabilities
  Accrued interest receivable                                                                  (58,560)                (700,077)
  Other assets                                                                                (909,368)                (259,876)
  Accrued interest payable and other liabilities                                               945,437                  395,161
                                                                                          ------------             ------------
  NET CASH FROM OPERATING ACTIVITIES                                                         2,208,680                1,446,499
                                                                                          ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities                                      7,935,406                  506,188
Proceeds from maturity of available-for-sale securities                                        375,000                       --
Proceeds from the maturity of held-to-maturity securities                                      187,871                  631,581
Purchases of held-to-maturity securities                                                      (312,137)                      --
Purchases of available-for-sale securities                                                          --                 (507,245)
Net purchase of restricted equity securities                                                        --                 (191,900)
Net change in loans made to customers                                                      (19,015,445)             (19,930,614)
Payments made for purchase of property and equipment                                          (241,610)              (1,234,753)
                                                                                          ------------             ------------
  NET CASH FROM INVESTING ACTIVITIES                                                       (11,070,915)             (20,726,743)
                                                                                          ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts                                           (3,728,825)              (1,049,085)
Net proceeds from time deposits                                                             19,199,384               15,816,362
Net (payments) borrowings of debt                                                           (3,357,170)              10,326,221
Dividends paid                                                                                (642,400)                (560,899)
Proceeds from stock options exercised and sales of common stock                                 74,118                   14,656
                                                                                          ------------             ------------
  NET CASH FROM FINANCING ACTIVITIES                                                        11,545,107               24,547,255
                                                                                          ------------             ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    2,682,872                5,267,011
CASH AND CASH EQUIVALENTS, beginning of period                                              27,116,631               25,389,036
                                                                                          ------------             ------------
CASH AND CASH EQUIVALENTS, end of period                                                  $ 29,799,503             $ 30,656,047
                                                                                          ============             ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash                                                                     $  3,349,593             $  2,605,321
Taxes paid in cash                                                                        $     19,219             $         --

SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized gain or loss on available-for-sale securities, net of tax            $    319,994             $   (162,287)
Cash dividend declared and payable after quarter-end                                      $    643,496             $    560,898


See independent accountant's review report and accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                                      Accumulated
                                                                    Additional                          Other             Total
                                                     Common          Paid-in          Retained       Comprehensive     Shareholders'
                                     Shares           Stock          Capital          Earnings          Income            Equity
                                    ---------      -----------      ----------      ------------     -------------     -------------
BALANCE, December 31, 1999          8,010,522      $14,392,229      $6,371,490      $ 17,272,137       $(714,294)      $ 37,321,562
    (Audited)
Stock options exercised                18,900           69,542              --                --              --             69,542
Income tax benefit from
  stock options exercised                  --               --           7,903                --              --              7,903
Cash dividend paid or declared             --               --              --        (2,326,254)             --         (2,326,254)
Net Income and Comprehensive
          Income                           --               --              --         5,624,035         629,377          6,253,412
                                    ---------      -----------      ----------      ------------       ---------       ------------

BALANCE, December 31, 2000          8,029,422      $14,461,771      $6,379,393      $ 20,569,918       $ (84,917)      $ 41,326,165
                                    =========      ===========      ==========      ============       =========       ============
    (Audited)
Stock options exercised                14,273           74,118              --                --              --             74,118
Income tax benefit from
  stock options exercised                  --               --           7,180                --              --              7,180
Cash dividend paid or declared             --               --              --          (643,541)             --           (643,541)
Net Income and Comprehensive
          Income                           --               --              --         1,511,680         319,994          1,831,674
                                    ---------      -----------      ----------      ------------       ---------       ------------

BALANCE, March 31, 2001             8,043,695      $14,535,889      $6,386,573      $ 21,438,057       $ 235,077       $ 42,595,596
                                    =========      ===========      ==========      ============       =========       ============
    (Unaudited)

See independent accountant's review report and accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      Principles of Consolidation

                The interim consolidated financial statements include the accounts of Columbia Bancorp, a bank holding company ("Columbia"), and its wholly-owned subsidiary Columbia River Bank ("CRB"), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

                The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management and reviewed by independent public accountants. Columbia's annual report contains audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be anticipated for the year ending December 31, 2001.

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

3.      Loans and Reserve for Loan Losses

                The composition of the loan portfolio was as follows:

                                                March 31,         December 31,
                                                  2001                 2000
                                              -------------       -------------
                                               (Unaudited)           (Audited)
               Commercial                     $  72,000,277       $  70,789,620
               Agriculture                       45,366,384          44,299,508
               Real estate                      173,114,039         164,195,275
               Consumer                          18,770,260          19,194,533
               Other                              1,487,477           1,689,664
                                              -------------       -------------
                                                310,738,436         300,168,600
               Allowance for loan losses         (4,818,864)         (4,577,941)
               Deferred loan fees                  (996,556)         (1,027,795)
                                              -------------       -------------
                                              $ 304,923,016       $ 294,562,864
                                              =============       =============

                Transactions in the reserve for loan losses were as follows for the three months ended March 31:

                                                             2001                    2000
                                                          -----------             -----------
                                                          (Unaudited)             (Unaudited)
               Balance at beginning of period             $ 4,577,941             $ 3,298,460
               Provision charged to operations                250,000                 399,000
               Recoveries                                      16,591                   3,003
               Loans charged off                              (25,668)                (11,426)
                                                          -----------             -----------
               Balance at end of period                   $ 4,818,864             $ 3,689,037
                                                          ===========             ===========

                Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at March 31, 2001 and December 31, 2000 were approximately $998,000 and $1,163,000, respectively.

                At December 31, 2000, Columbia identified loans totaling $116,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position. There were no loans in this category as of March 31, 2001.

                At March 31, 2001, and December 31, 2000, Columbia had no other real estate owned ("OREO"), which represents assets held through loan foreclosure or recovery activities.

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

5.      Recently Issued Accounting Standards

                SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" is effective for the transfer and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Columbia does not expect SFAS 140 to materially impact the financial condition or results of operations of Columbia.

6.      Management's Estimates and Assumptions

                In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses.

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

OVERVIEW

        Highlights for the first quarter of 2001 for Columbia Bancorp ("Columbia"):

        -       Announced record 1st quarter earnings.

        - CEO Terry Cochran announced his retirement and the appointment of current COO Roger Christensen as Cochran's successor.

        - Within one year of roll-out, realized 3% customer penetration Columbia River BankNet, CRB's internet banking solution.

        - Announced a Stock Repurchase program of up to approximately 5% of the Common Stock throughout 2001.

        -       Declared a $0.08 per share dividend.

        - Reported growth to record levels in loans, deposits and total assets.

        Columbia reported net income of $1,511,680, or $.19 per diluted share for the three months ended March 31, 2001. This represented a 18% increase in net income, as compared to $1,275,907, or $.16 per diluted share, for the three months ended March 31, 2000. Cash basis diluted earnings per share - earnings per share before the amortization of goodwill - of $.20 represented an increase of 11% as compared to $.18 per diluted share for the quarter ended March 31, 2000.

        The net income added to shareholders' equity during the first three months of 2001 was offset, in part, by dividends declared and paid of $643,541. A first quarter dividend of $.08 per share was paid May 1, 2001 to shareholders of record April 15, 2001. This represents a 14% increase over the $.07 per share declared in the first quarter of 2000. With the payment of the declared dividend, approximately 43% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

MATERIAL CHANGES IN FINANCIAL CONDITION

        Changes in the balance sheet for the three months ended March 31, 2001 include an increase in total assets, primarily in loans, and an increase in total liabilities, primarily in total deposits.

        At March 31, 2001, total assets increased 3.4%, or approximately $14.3 million, over total assets at December 31, 2000. Major components of the change in total assets were:

        -       $10.4 million increase in loans

        - $9.5 million increase in interest-bearing deposits with other banks

        -       $8.4 million increase in loans held-for-sale

        - $7.8 million decrease in investment securities available-for-sale

        The increase in loans is reflected in increases in Commercial, Agriculture, and Real Estate categories. Management attributes the change to mild weather in Columbia's markets allowing agricultural production and real estate expansion to continue. The decreasing interest rate environment and expansion of mortgage lending operations is reflected in the growth in loans held-for-sale. Investment securities held-for-sale decreased as bonds were called as the bond market strengthened throughout the quarter. Funds were shifted to interest-bearing deposits with other banks to support expected near-term loan growth.

        Columbia experienced an increase in deposits of approximately $15.5 million during the first three months of 2001, as follows:

        -       Noninterest-bearing deposits decreased $1.3 million

        -       Interest-bearing demand deposits decreased $3.4 million

        -       Savings deposits increased $0.9 million

        -       Time certificate deposits increased $19.2 million

        Management believes time deposit increases are due to investors shifting funds from the declining stock markets, though some seasonality may be present. Time deposits grew $15.8 million in the first quarter of 2000.

        All other changes experienced in asset and liability categories during the first three months of 2001 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

        Total interest income increased $1,014,216, or 13.5%, for three months ended March 31, 2001, as compared to the same period in 2000. This increase is due to the increase in loans held for sale in 2001 as compared to 2000.

        Total interest expense also increased $631,800, or 24.0%, for the quarter ended March 31, 2001, as compared to the same period in 2000. This increase is primarily due to the increase in volume and rates paid on time deposits held during 2001 as compared to 2000.

        Columbia's net interest income increased by $382,416 for the quarter ended March 31, 2001 as compared to the same period in 2000. Diluted net income per common share increased to $.19 for the first three months of 2001 from $.16 for the first three months of 2000. Cash earnings, excluding the effect of goodwill amortization, in the first three months of 2000 were $.20 per diluted share compared to $.18 per diluted share in the like period a year ago.

        Noninterest income increased $639,786, or 46.4%, for the three months ended March 31, 2001 as compared to the same period in 2000. This increase is primarily attributable to increased income generated by mortgage lending operations (up $379,702 or 95.0%) and fees on deposit accounts (up $145,966 or 25.8%). Management attributes this growth to the favorable interest rates environment for residential mortgage loans, and the expansion of the customer base served in all of Columbia's market areas.

        Noninterest expense increased $827,901, or 21.8%, for the quarter ended March 31, 2001 as compared to the comparable 2000 period. The increase for the period was primarily attributable to increased salaries and employee benefits and other expenses. The staffing costs associated with increased mortgage production, and the normal expense increases associated with maintaining an expanded employee base were the primary forces contributing to the increased expense in these categories.

LOAN LOSS PROVISION

        During the three months ended March 31, 2001, Columbia charged a $250,000 loan loss provision to operations, as compared to $399,000 charged during the same period in 2000. Loans charged off, net of loan recoveries, was $9,077 during the three months ended March 31, 2001, as compared to net charged off loans of $8,423 for the like period in 2000.

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

        The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2001. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $1,511,680, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit and loan accounts, and reflect the dividend paid to shareholders.

        The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at March 31, 2001, as compared to regulatory minimums.

                                           At March 31, 2001   Regulatory Minimum
                                           -----------------   ------------------
               Tier-one capital                    10.05%            4%
               Total risk-based capital            11.33%            8%
               Leverage ratio                       8.30%            4%


           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has not been a material change in the quantitative and qualitative market risks faced by Columbia from the risk disclosures reported in Columbia's form 10-K covering the fiscal year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Stock Repurchase Program

        On April 3, 2001, Columbia announced the authorization of a program for the repurchase of shares of Columbia Common Stock. The repurchase shall not exceed 400,000 shares or approximately 5% of the Common Stock outstanding. The repurchase shall continue to be made from time to time in the year 2001 at Columbia's discretion, given market conditions, subject to the requirements of SEC Rule 10b-18.

        Columbia authorized the repurchase because it believes that the present market price does not accurately represent Columbia's underlying value, and that such repurchase would constitute a sound investment use of Columbia's funds.

CEO Announces Successor

        On February 27, 2001, Terry L. Cochran, president and chief executive officer of Columbia announced plans to remain on the board of directors, but retire from active management of Columbia on May 15, 2001. Roger Christensen, currently executive vice president and chief operating officer of Columbia, will succeed Cochran as president and CEO of Columbia and will also assume the duties of president and chief executive officer of Columbia's wholly owned subsidiary, Columbia River Bank.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibit 99 - Independent Accountant's Review Report

(b)     Reports on Form 8-K

        Columbia filed on Report on Form 8-K in the first quarter of 2001. The Report was filed as of April 5, 2001, and described the authorization of a stock repurchase program by the Columbia Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     COLUMBIA BANCORP



Dated: May 11, 2001                  /s/ Terry L. Cochran
                                     -------------------------------------------
                                     Terry L. Cochran
                                     President & Chief Executive Officer


Dated: May 11, 2001                  /s/ Roger L. Christensen
                                     -------------------------------------------
                                     Roger L. Christensen, EVP & Chief Operating
                                     Officer - Columbia River Bank; and
                                     Secretary - Columbia Bancorp