Form 10-Q
period 2001-06-30
COLUMBIA BANCORP \OR\
filed 2001-08-14
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

        8,014,042 shares of common stock as of August 2, 2001

                                COLUMBIA BANCORP

                                    FORM 10-Q

                                  JUNE 30, 2001

                                      INDEX

                                                                                     PAGE
                                                                                  REFERENCE
                                                                                  ---------

PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets as of June 30, 2001 and                               3
           December 31, 2000.

     Consolidated Statements of Income and Comprehensive Income for the six
           months and quarter ended June 30, 2001 and 2000.                            4

     Consolidated Statements of Cash Flows for the six months ended June 30,
           2001 and 2000.                                                              5

     Consolidated Statements of Changes in Shareholders' Equity for the
           periods of December 31, 1999 to June 30, 2001.                              6

     Notes to Consolidated Financial Statements                                       7-8

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
           Forward Looking Information                                                 9
           Overview                                                                    9
           Material Changes in Financial Condition                                   9-10
           Material Changes in Results of Operations                                  10
           Loan Loss Provision                                                        10
           Liquidity and Capital Resources                                            11

     Quantitative and Qualitative Disclosures about Market Risk                       11


PART II - OTHER INFORMATION

     Item 4 - Submission of Matters to a Vote of Security Holders                     12

     Item 5 - Other Information                                                       12

     Item 6 - Exhibits and Reports on Form 8-K                                        12

     Signatures                                                                       12


                          COLUMBIA BANCORP AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                       June 30,         December 31,
                                                                         2001               2000
                                                                    -------------      -------------
                                                                     (Unaudited)          (Audited)
ASSETS
Cash and due from banks                                             $  22,386,457      $  23,807,918
Interest-bearing deposits with other banks                                212,768          2,167,580
Federal funds sold                                                      1,723,638          1,141,133
                                                                    -------------      -------------
  Total cash and cash equivalents                                      24,322,863         27,116,631

Investment securities available-for-sale                               20,062,464         39,388,134
Investment securities held-to-maturity                                 24,271,905         19,518,428
Restricted equity securities                                            1,692,400          1,637,600
                                                                    -------------      -------------
  Total investment securities                                          46,026,769         60,544,162

Loans held-for-sale                                                    19,599,516          5,318,303
Loans, net of allowance for loan losses and unearned loan fees        330,191,553        294,562,864
Property and equipment, net of depreciation                            13,556,217         13,875,397
Goodwill, net of amortization                                           7,703,406          8,017,717
Accrued interest receivable                                             4,220,374          3,992,040
Other assets                                                            5,833,046          3,431,901
                                                                    -------------      -------------
  Total assets                                                      $ 451,453,744      $ 416,859,015
                                                                    =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing demand deposits                                $  95,038,736      $  87,823,991
 Interest-bearing demand accounts                                     128,348,638        133,467,551
 Savings accounts                                                      27,960,824         27,251,563
 Time certificates                                                    120,511,250         97,884,316
                                                                    -------------      -------------
  Total deposits                                                      371,859,448        346,427,421

Notes payable                                                          33,029,119         26,369,223
Accrued interest payable and other liabilities                          2,894,322          2,736,206
                                                                    -------------      -------------
  Total liabilities                                                   407,782,889        375,532,850
                                                                    -------------      -------------

Shareholders' equity:
 Common stock, no par value; 20,000,000 shares
  authorized, 8,013,642 issued and outstanding
  (8,029,422 at December 31, 2000)                                     14,551,377         14,461,771
 Additional paid-in capital                                             6,054,369          6,379,393
 Retained earnings                                                     22,845,669         20,569,918
 Accumulated other comprehensive income (loss), net of tax                219,440            (84,917)
                                                                    -------------      -------------
     Total shareholders' equity                                        43,670,855         41,326,165
                                                                    -------------      -------------
                                                                    $ 451,453,744      $ 416,859,015
                                                                    =============      =============

See accompanying notes

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           Three months ended                    Six months ended
                                                                 June 30,                             June 30,
                                                      -------------------------------      -------------------------------
                                                         2001               2000               2001               2000
INTEREST INCOME
Interest and fees on loans                            $  7,952,296       $  7,173,106      $ 15,622,737       $ 13,689,170
Interest on investments
 Taxable investment securities                             367,221            598,556           915,335          1,205,985
 Nontaxable investment securities                          219,433            230,323           440,358            462,937
Other interest income                                      171,261            163,513           271,004            332,414
                                                      ------------       ------------      ------------       ------------
 Total interest income                                   8,710,211          8,165,498        17,249,434         15,690,506

INTEREST EXPENSE
Interest-bearing demand and savings                        926,016          1,244,230         2,050,518          2,466,785
Interest on time deposit accounts                        1,725,424          1,418,227         3,338,023          2,584,069
Other borrowed funds                                       411,032            403,895           936,737            646,505
                                                      ------------       ------------      ------------       ------------
 Total interest expense                                  3,062,472          3,066,352         6,325,278          5,697,359
                                                      ------------       ------------      ------------       ------------
NET INTEREST INCOME                                      5,647,739          5,099,146        10,924,156          9,993,147
PROVISION FOR LOAN LOSSES                                  375,000            454,000           625,000            853,000
                                                      ------------       ------------      ------------       ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                              5,272,739          4,645,146        10,299,156          9,140,147

NONINTEREST INCOME
Service charges and fees                                   760,488            636,028         1,471,683          1,201,258
Mortgage Group revenues                                  1,595,091            577,934         2,374,568            977,709
Credit card discounts and fees                             197,595            168,253           360,238            302,441
Financial services department income                       142,335            127,228           271,516            242,262
Other noninterest income                                   298,779            241,457           524,601            404,762
                                                      ------------       ------------      ------------       ------------
 Total noninterest income                                2,985,288          1,750,900         5,002,606          3,128,432

NONINTEREST EXPENSE
Salaries and employee benefits                           2,789,701          2,292,719         5,373,122          4,432,938
Occupancy expense                                          463,687            364,296           913,246            705,664
Goodwill amortization                                      157,156            157,156           314,312            314,312
Credit card processing fees                                138,730            124,032           254,404            226,069
Data processing expense                                     85,342            145,703           140,063            263,025
Other noninterest expenses                               1,307,735          1,183,818         2,580,650          2,131,261
                                                      ------------       ------------      ------------       ------------
 Total noninterest expense                               4,942,350          4,267,724         9,575,797          8,073,269
                                                      ------------       ------------      ------------       ------------
INCOME BEFORE INCOME TAXES                               3,315,677          2,128,322         5,725,965          4,195,310
PROVISION FOR INCOME TAXES                               1,262,733            778,428         2,161,342          1,569,509
                                                      ------------       ------------      ------------       ------------
NET INCOME                                            $  2,052,944       $  1,349,894      $  3,564,623       $  2,625,801
                                                      ============       ============      ============       ============
OTHER COMPREHENSIVE INCOME, NET
Unrealized gain (loss) on AFS securities, net              (41,417)            89,542           276,829            (74,896)
Reclassification for gain included in net income            25,781                  0            27,529              2,151
                                                      ------------       ------------      ------------       ------------
                                                           (15,636)            89,542           304,358            (72,745)
                                                      ------------       ------------      ------------       ------------
COMPREHENSIVE INCOME                                  $  2,037,308       $  1,439,436      $  3,868,982       $  2,553,056
                                                      ============       ============      ============       ============
Earnings per share of common stock
 Net Income Basic                                     $       0.25       $       0.17      $       0.44       $       0.33
 Net Income Diluted                                   $       0.25       $       0.17      $       0.44       $       0.32
Weighted average common shares outstanding
 Basic                                                   8,053,575          8,013,152         8,043,839          8,012,907
 Diluted                                                 8,214,770          8,087,934         8,178,905          8,087,843



See accompanying notes

                          COLUMBIA BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Six months ended
                                                                                               June 30,
                                                                                   -------------------------------
                                                                                       2001               2000
                                                                                   ------------       ------------
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income                                                                         $  3,564,623       $  2,625,801
Adjustments to reconcile net income to net cash from operating activities:
 Loss (Gain) on sale or call of investments                                             (27,530)             2,151
 Depreciation and amortization                                                        1,015,060            721,381
 Federal Home Loan Bank stock dividend                                                  (54,965)           (40,100)
 Provision for loan losses                                                              625,000            853,000
Increase (decrease) in cash due to changes in assets/liabilities
 Accrued interest receivable                                                           (228,334)        (1,128,678)
 Other assets                                                                        (2,848,456)          (136,573)
 Accrued interest payable and other liabilities                                         158,116           (266,491)
                                                                                   ------------       ------------
 NET CASH FROM OPERATING ACTIVITIES                                                   2,203,514          2,630,491
                                                                                   ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities                              18,471,454            506,188
Proceeds from maturity of available-for-sale securities                               1,475,000            300,000
Proceeds from the maturity of held-to-maturity securities                               725,856          1,002,564
Purchases of held-to-maturity securities                                             (5,499,452)                --
Purchases of available-for-sale securities                                                   --           (507,245)
Net purchase of restricted equity securities                                                 --           (222,500)
Net change in loans made to customers                                               (50,534,901)       (45,428,826)
Payments made for purchase of property and equipment                                   (626,444)        (2,086,991)
                                                                                   ------------       ------------
 NET CASH FROM INVESTING ACTIVITIES                                                 (35,988,487)       (46,436,810)
                                                                                   ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts                                     2,805,092         12,270,213
Net proceeds from time deposits                                                      22,626,934         17,935,051
Net borrowings of debt                                                                6,659,896         15,231,808
Dividends paid                                                                       (1,285,623)        (1,121,997)
Proceeds from stock options exercised and sales of common stock                         184,906             16,660
                                                                                   ------------       ------------
 NET CASH FROM FINANCING ACTIVITIES                                                  30,991,205         44,331,735
                                                                                   ------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (2,793,768)           525,416
CASH AND CASH EQUIVALENTS, beginning of period                                       27,116,631         25,389,036
                                                                                   ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                           $ 24,322,863       $ 25,914,452
                                                                                   ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash                                                              $  6,419,407       $  5,669,205
Taxes paid in cash                                                                 $  1,655,219       $  1,332,000

SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized gain (loss) on available-for-sale securities, net of tax      $    304,358       $    (72,745)
Cash dividend declared and payable after quarter-end                               $    645,123       $    560,940



See accompanying notes.
                                5

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                                  Accumulated
                                                                   Additional                        Other              Total
                                                     Common        Paid-in        Retained       Comprehensive      Shareholders'
                                       Shares        Stock         Capital         Earnings         Income             Equity
                                    ------------  ------------   ------------    ------------    ------------       ------------
BALANCE, December 31, 1999             8,010,522  $ 14,392,229   $  6,371,490    $ 17,272,137    $   (714,294)      $ 37,321,562
    (Audited)
Stock options exercised                   18,900        69,542              -               -               -             69,542
Income tax benefit from
  stock options exercised                      -             -          7,903               -               -              7,903
Cash dividend paid or declared                 -             -              -      (2,326,254)              -         (2,326,254)
Net Income and Comprehensive
                Income                         -             -              -       5,624,035         629,377          6,253,412
                                    ------------  ------------   ------------    ------------    ------------       ------------

BALANCE, December 31, 2000             8,029,422  $ 14,461,771   $  6,379,393    $ 20,569,918    $    (84,917)      $ 41,326,165
                                    ============  ============   ============    ============    ============       ============
    (Audited)
Stock options exercised                   34,220       179,606              -               -               -            179,606
Income tax benefit from
  stock options exercised                      -             -         12,479               -               -             12,479
Stock repurchase                         (50,000)      (90,000)      (337,503)                                          (427,503)
Cash dividend paid or declared                 -             -              -      (1,288,872)              -         (1,288,872)
Net Income and Comprehensive
                Income                         -             -              -       3,564,623         304,358          3,868,981
                                    ------------  ------------   ------------    ------------    ------------       ------------

BALANCE, June 30, 2001                 8,013,642  $ 14,551,377   $  6,054,369    $ 22,845,669    $    219,441       $ 43,670,855
                                    ============  ============   ============    ============    ============       ============
     (Unaudited)


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

       The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial information included in this interim report has been prepared by management and reviewed by independent public accountants. Columbia's annual report contains audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results to be anticipated for the year ending December 31, 2001.

2.   Recent Corporate Activity

       On May 15, 2001, Terry Cochran retired as the bank's President and Chief Executive Officer and was replaced by Roger Christensen. In addition, Neal McLaughlin resigned as Executive Vice President and Chief Financial Officer and was replaced on June 15, 2001 by Greg Spear, CPA.

3.   Loans and Reserve for Loan Losses

       The composition of the loan portfolio was as follows:

                                                             June 30,           December 31,
                                                               2001                2000
                                                           ------------         ------------
                                                            (Unaudited)            (Audited)

               Commercial                                  $ 71,716,724         $ 70,789,620
               Agriculture                                   55,490,231           44,299,508
               Real estate                                  187,175,636          164,195,275
               Consumer                                      20,325,706           19,194,533
               Other                                          1,629,342            1,689,664
                                                           ------------         ------------
                                                            336,337,639          300,168,600
               Allowance for loan losses                     (5,129,496)          (4,577,941)
               Deferred loan fees                            (1,016,590)          (1,027,795)
                                                           ------------         ------------
                                                           $330,191,553         $294,562,864
                                                           ============         ============

       Transactions in the reserve for loan losses were as follows for the six months ended June 30:

                                                                2001                 2000
                                                             -----------          -----------
                                                             (Unaudited)          (Unaudited)

               Balance at beginning of period               $ 4,577,941          $ 3,298,460
               Provision charged to operations                  625,000              399,000
               Recoveries                                        22,670                3,003
               Loans charged off                                (96,115)             (11,426)
                                                            -----------          -----------
               Balance at end of period                      $5,129,496           $3,689,037
                                                            ===========          ===========

       Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at June 30, 2001 and December 31, 2000 were approximately $1,018,000 and $1,163,000, respectively.

       At December 31, 2000, Columbia identified loans totaling $116,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position. There were no loans in this category at June 30, 2001.

       At June 30, 2001, Columbia had $291,000 in the other real estate owned ("OREO") category, which represents assets held through loan foreclosure or recovery activities. Columbia had no OREO as of December 31, 2000.

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

5.   Recently Issued Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

        The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $628,623 ($0.08 per diluted share as of June 30, 2001) per year.

        During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. However, the Company may be required to recognize an impairment loss under the new rules, recorded as a cumulative effect of a change in accounting principle. Goodwill is not currently considered impaired, as the company's current policy for measuring goodwill impairment (undiscounted cash flow basis methodology), does not indicate any impairment.

6.   Management's Estimates and Assumptions

        In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation for the allowance for loan losses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Information

     Forward-looking statements with respect to the financial condition, results of operations and the business of Columbia are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation: Columbia's dependence on the timely development, introduction and customer acceptance of new products; the impact of competition on revenues and margins; and other risks and uncertainties, including statements relating to the year 2001, as may be detailed from time to time in Columbia's public announcements and filings with the SEC. Forward-looking statements can be identified by the use of forward-looking terminology, such as "may", "will", "should", "expect", "anticipate", "estimate", "continue", "plans", "intends", or other similar terminology. Columbia does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of the Report, other than in its periodic filings with the SEC, or to reflect the occurrence of unanticipated events.

OVERVIEW

       Highlights for the second quarter of 2001 for Columbia Bancorp ("Columbia"):

       -  Announced record 2nd quarter earnings

       -  Initial stock repurchase of 50,000 shares of common stock

       -  Declared an $.08 per share dividend

       - Opened a Consumer Finance Department in Bend, Oregon; and announced plans to open a branch in Canby, Oregon subject to regulatory approval

     Columbia reported net income of $3,564,623, or $.44 per diluted share for the six months ended June 30, 2001. This represented a 36% increase in net income, as compared to $2,625,801, or $.32 per diluted share, for the six months ended June 30, 2000. Net income of $2,052,943, or $.25 per diluted share for the quarter ended June 30, 2001 represented an increase of 52% in net income as compared to $1,349,894, or $.17 per diluted share for the quarter ended June 30, 2000.

     The net income added to shareholders' equity during the first six months of 2001 was offset, in part, by dividends declared and paid of $1,285,623. A first quarter dividend of $.08 per share was paid May 1 to shareholders of record April 15. On June 21 the Bancorp board of directors declared a second-quarter dividend of $.08 per share payable August 1 to shareholders of record July 15. With the payment of the declared dividend, approximately 37% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Changes in the balance sheet for the six months ended June 30, 2001 include an increase in total assets, primarily in loans, and an increase in total liabilities, primarily in total deposits and notes payable.

     At June 30, 2001, total assets increased 8.3%, or approximately $34.6 million, over total assets at December 31, 2000. Major components of the change in total assets were:

     -   $35.6 million increase in loans

     -   $14.3 million increase in loans held-for-sale

     -   $19.3 million decrease in investment securities available for sale

     The increase in loans is reflected in all loan categories. Management attributes the increase in real estate and agricultural loans to an attractive low interest rate environment as well as to continued penetration within Columbia's market areas.

     Columbia experienced an increase in deposits of approximately $25.4 million during the first six months of 2001, specifically as follows:

     - Noninterest-bearing deposits increased $7.2 million

     - Interest-bearing demand deposits decreased $5.1 million

     - Savings deposits increased $.7 million

     - Time certificate deposits increased $22.6 million

     Management believes deposit increases are due to continuing expansion in current market areas served.

     Notes payable increased $6.7 million in the six months ended June 30, 2001. Along with deposit growth, notes payable were used to fund the loan growth experienced in the quarter.

     All other changes experienced in asset and liability categories during the first six months of 2001 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $1,558,928 for six months ended June 30, 2001, and $544,713 the quarter ended June 30, 2001, as compared to the same periods in 2000. This increase is primarily due to the increase in loans held in 2001 as compared to 2000.

     Total interest expense also increased $627,919 for the six months ended June 30, 2001, and decreased $3,880 for the quarter ended June 30, 2001, as compared to the same periods in 2000. This increase is primarily due to the increase in time deposits held during 2001 as compared to 2000.

     Columbia's net interest income increased by $931,009 for the six months ended June 30, 2001, and $548,593 for the quarter ended June 30, 2001 as compared to the same periods in 2000. Diluted net income per common share increased to $.44 for the first six months of 2001 from $.32 for the first six months of 2000. Cash earnings, excluding the effect of depreciation and amortization, in the first half of 2001 were $.47 per diluted share compared to $.36 per diluted share in the like period a year ago.

     Noninterest income increased $1,874,174 for the six months ended June 30, 2001 as compared to the same period in 2000. This increase is primarily attributable to mortgage servicing revenue as a result of falling interest rates.

     Noninterest expense increased $1,502,528 for the six months ended June 30, 2001, and $674,627 for the quarter ended June 30, 2001 as compared to the comparable 2000 period. The increase for both periods was primarily attributable to increases in salaries and employee benefits and other expenses.

LOAN LOSS PROVISION

     During the six months ended June 30, 2001, Columbia charged a $625,000 loan loss provision to operations, as compared to $853,000 charged during the same period in 2000. Loans charged off, net of loan recoveries, was $73,445 during the six months ended June 30, 2001, as compared to net charged off loans of $8,243 for the like period in 2000.

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

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2001. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $3,564,623, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit and loan accounts, and reflect the dividend paid to shareholders.

     The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at June 30, 2001, as compared to regulatory minimums.

                                At June 30, 2001    Regulatory Minimum
                                ----------------    ------------------
      Tier-one capital               9.31%                4%
      Total risk-based capital      10.54%                8%
      Leverage ratio                 8.24%                4%


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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of Columbia Bancorp was held April 26, 2001. At the meeting, one item, the Election of Directors of Bancorp, was put to a vote of the shareholders.

     The directors nominated were elected to serve various terms. The following shows results of the voting including term to be served for each director.

                            For Term Ended   Votes For        Votes Against  Abstain
                            --------------   ---------        -------------  -------
Charles F. Beardsley              2004       5,262,750           55,583      4,714
William A. Booth                  2004       5,267,564           50,969        100
Roger L. Christensen              2004       5,265,464           52,859      2,000
Terry L. Cochran                  2004       5,267,464           50,869          0


     Directors continuing in office include Robert L.R. Bailey, Richard E. Betz, Dennis L. Carver, James J. Doran, Jane F. Lee, Jean S. McKinney, and Donald T. Mitchell.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits - None
(b) No current reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COLUMBIA BANCORP



Dated: August 10, 2001           /s/ Roger L. Christensen
                                ------------------------------------------
                                Roger L. Christsensen
                                President & Chief Executive Officer


Dated: August 10, 2001           /s/ Greg B. Spear
                                ------------------------------------------
                                Greg B. Spear, EVP, Chief Financial
                                Officer - Columbia River Bank; and
                                Chief Financial Officer - Columbia Bancorp