Form 10-Q
period 2001-09-30
COLUMBIA BANCORP \OR\
filed 2001-11-14
CIK 1010002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

             8,030,128 shares of common stock as of October 25, 2001
             ---------

                                COLUMBIA BANCORP

                                    FORM 10-Q

                               SEPTEMBER 30, 2001

                                      INDEX

                                                                                      PAGE
                                                                                    REFERENCE
                                                                                    ---------
PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheets as of September 30, 2001 and                          3
           December 31, 2000.

     Consolidated Statements of Income and Comprehensive Income                        4
           for the three and nine months ended September 30, 2001 and 2000.

     Consolidated Statements of Cash Flows for the nine                                5
           months ended September 30, 2001 and 2000.

     Consolidated Statements of Changes in Shareholders' Equity                        6
           for the periods of December 31, 1999 to September 30, 2001.

     Notes to Consolidated Financial Statements                                       7-8

     Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
           Forward Looking Information                                                 9
           Overview                                                                    9
           Material Changes in Financial Condition                                   9-10
           Material Changes in Results of Operations                                  10
           Loan Loss Provision                                                       10-11
           Liquidity and Capital Resources                                            11

     Quantitative and Qualitative Disclosures about Market Risk                       11


PART II - OTHER INFORMATION

     Item 5 - Other Information                                                       12

     Item 6 - Exhibits and Reports on Form 8-K                                        12

     Signatures                                                                       12

                        COLUMBIA BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    September 30,       December 31,
                                                                        2001                2000
                                                                    -------------      -------------
                                                                     (Unaudited)         (Audited)
ASSETS
Cash and due from banks                                             $  25,839,433      $  23,807,918
Interest-bearing deposits with other banks                              8,267,240          2,167,580
Federal funds sold                                                        423,965          1,141,133
                                                                    -------------      -------------
  Total cash and cash equivalents                                      34,530,638         27,116,631

Investment securities available-for-sale                               18,700,464         39,388,134
Investment securities held-to-maturity                                 23,804,334         19,518,428
Restricted equity securities                                            2,001,300          1,637,600
                                                                    -------------      -------------
  Total investment securities                                          44,506,098         60,544,162

Loans held-for-sale                                                    28,591,529          5,318,303
Loans, net of allowance for loan losses and unearned loan fees        346,755,357        294,562,864
Property and equipment, net of accumulated depreciation                13,547,289         13,875,397
Goodwill, net of amortization                                           7,546,250          8,017,717
Accrued interest receivable                                             4,410,084          3,992,040
Other assets                                                            6,236,397          3,431,901
                                                                    -------------      -------------
  Total assets                                                      $ 486,123,642      $ 416,859,015
                                                                    =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
 Noninterest-bearing demand deposits                                $ 105,640,511      $  87,823,991
 Interest-bearing demand accounts                                     139,389,382        133,467,551
 Savings accounts                                                      31,738,506         27,251,563
 Time certificates                                                    119,054,535         97,884,316
                                                                    -------------      -------------
  Total deposits                                                      395,822,934        346,427,421

Notes payable                                                          39,908,143         26,369,223
Accrued interest payable and other liabilities                          5,497,018          2,736,206
                                                                    -------------      -------------
  Total liabilities                                                   441,228,095        375,532,850
                                                                    -------------      -------------
Shareholders' equity:
 Common stock, no par value; 20,000,000 shares
  authorized, 8,020,728 issued and outstanding
  (8,029,422 at December 31, 2000)                                     14,595,705         14,461,771
 Additional paid-in capital                                             6,054,368          6,379,393
 Retained earnings                                                     23,928,457         20,569,918
 Accumulated other comprehensive income (loss), net of tax                317,017            (84,917)
                                                                    -------------      -------------
 Total shareholders' equity                                            44,895,547         41,326,165
                                                                    -------------      -------------
  Total liabilities and shareholders' equity                        $ 486,123,642      $ 416,859,015
                                                                    =============      =============


See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                   Three months ended                 Nine months ended
                                                                      September 30,                     September 30,
                                                             -----------------------------      ----------------------------
                                                                2001              2000             2001              2000
                                                             -----------       -----------      -----------      -----------
INTEREST INCOME

Interest and fees on loans                                   $ 8,285,519       $ 7,789,073      $23,908,256      $21,478,243
Interest on investments

 Taxable investment securities                                   357,627           597,637        1,272,962        1,803,622
 Nontaxable investment securities                                216,651           225,281          657,009          688,218
Other interest income                                             86,889           108,376          357,893          440,790
                                                             -----------       -----------      -----------      -----------
 Total interest income                                         8,946,686         8,720,367       26,196,120       24,410,873

INTEREST EXPENSE
Interest-bearing demand and savings                              858,999         1,303,202        2,909,517        3,769,987
Interest on time deposit accounts                              1,641,520         1,556,662        4,979,543        4,140,731
Other borrowed funds                                             494,229           432,626        1,430,966        1,079,131
                                                             -----------       -----------      -----------      -----------
 Total interest expense                                        2,994,748         3,292,490        9,320,026        8,989,849
                                                             -----------       -----------      -----------      -----------
NET INTEREST INCOME                                            5,951,938         5,427,877       16,876,094       15,421,024
PROVISION FOR LOAN LOSSES                                        250,000           464,000          875,000        1,317,000
                                                             -----------       -----------      -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                    5,701,938         4,963,877       16,001,094       14,104,024

NONINTEREST INCOME
Service charges and fees                                         762,477           711,261        2,234,160        1,912,519
Mortgage Group revenues                                          703,414           519,457        2,957,982        1,497,166
Credit card discounts and fees                                   262,832           220,558          623,070          522,999
Financial services department income                             104,484            91,986          376,000          334,248
Other noninterest income                                         225,358           330,720          749,959          735,482
                                                             -----------       -----------      -----------      -----------
 Total noninterest income                                      2,058,565         1,873,982        6,941,171        5,002,414

NONINTEREST EXPENSE
Salaries and employee benefits                                 2,882,801         2,515,363        8,255,923        6,948,301
Occupancy expense                                                450,096           395,423        1,363,342        1,101,087
Goodwill amortization                                            157,155           157,156          471,467          471,467
Credit card processing fees                                      178,663           157,334          433,067          383,404
Data processing expense                                           84,391           122,823          224,454          385,848
Other noninterest expenses                                     1,348,848         1,223,745        3,809,498        3,355,005
                                                             -----------       -----------      -----------      -----------
 Total noninterest expense                                     5,101,954         4,571,844       14,557,751       12,645,112
                                                             -----------       -----------      -----------      -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                       2,658,549         2,266,015        8,384,514        6,461,326
PROVISION FOR INCOME TAXES                                       938,253           846,551        3,099,595        2,416,060
                                                             -----------       -----------      -----------      -----------
NET INCOME                                                   $ 1,720,296       $ 1,419,464      $ 5,284,919      $ 4,045,266
                                                             ===========       ===========      ===========      ===========
OTHER COMPREHENSIVE INCOME, NET
Unrealized gain on available for sale securities, net             97,737           285,497          374,566          210,601
Reclassification for gain (loss) included in net income             (162)                0           27,368            2,151
                                                             -----------       -----------      -----------      -----------
                                                                  97,575           285,497          401,934          212,752
                                                             -----------       -----------      -----------      -----------
COMPREHENSIVE INCOME                                         $ 1,817,870       $ 1,704,961      $ 5,686,853      $ 4,258,018
                                                             ===========       ===========      ===========      ===========
Earnings per share of common stock
 Net Income Basic                                            $      0.21       $      0.18      $      0.66      $      0.50
 Net Income Diluted                                          $      0.21       $      0.18      $      0.65      $      0.50
Weighted average common shares outstanding
 Basic                                                         8,015,308         8,016,889        8,034,040        8,014,244
 Diluted                                                       8,182,086         8,100,209        8,172,441        8,099,651


See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine months ended
                                                                                         September 30,
                                                                                -------------------------------
                                                                                    2001               2000
                                                                                ------------       ------------
CASH FLOWS FROM TO OPERATING ACTIVITIES
Net income                                                                      $  5,284,919       $  4,045,266
Adjustments to reconcile net income to net cash from operating activities:
 Loss (gain) on sale or call of investments                                          (27,368)             2,151
 Depreciation and amortization                                                     1,572,346          1,230,851
 Federal Home Loan Bank stock dividend                                               (88,255)           (64,800)
 Provision for loan losses                                                           875,000          1,317,000
Increase (decrease) in cash due to changes in assets/liabilities
 Accrued interest receivable                                                        (418,044)        (1,607,174)
 Other assets                                                                     (3,230,459)          (643,202)
 Accrued interest payable and other liabilities                                    2,760,812           (577,044)
                                                                                ------------       ------------
 NET CASH FROM OPERATING ACTIVITIES                                                6,728,951          3,703,048
                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities                           18,471,453            506,188
Proceeds from maturity of available-for-sale securities                            2,475,000            600,000
Proceeds from the maturity of held-to-maturity securities                          1,177,751          1,590,985
Purchases of held-to-maturity securities                                          (5,499,452)                --
Purchases of available-for-sale securities                                                --           (507,245)
Net purchase of restricted equity securities                                        (275,700)          (449,900)
Net change in loans made to customers                                            (76,340,719)       (54,668,586)
Payments made for purchase of property and equipment                                (460,385)        (2,429,485)
                                                                                ------------       ------------
 NET CASH FROM INVESTING ACTIVITIES                                              (60,452,052)       (55,358,043)
                                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts                                 28,225,294         23,604,970
Net proceeds from time deposits                                                   21,170,219         21,321,117
Net borrowings of debt                                                            13,538,920         12,191,926
Dividends paid                                                                    (1,931,259)        (1,683,567)
Proceeds from stock options exercised and sales of common stock,
 net of stock repurchases                                                            133,934             34,560
                                                                                ------------       ------------
 NET CASH FROM FINANCING ACTIVITIES                                               61,137,108         55,469,006
                                                                                ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          7,414,007          3,814,011
CASH AND CASH EQUIVALENTS, beginning of period                                    27,116,631         25,389,036
                                                                                ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                                        $ 34,530,638       $ 29,203,047
                                                                                ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash                                                           $  9,383,289       $  8,940,703
Taxes paid in cash                                                              $  2,170,219       $  2,097,000

SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of tax          $    401,934       $    212,752
Cash dividend declared and payable after quarter-end                            $    641,658       $    561,307

                        COLUMBIA BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                               Accumulated
                                                                 Additional                        Other          Total
                                                   Common         Paid-in         Retained     Comprehensive  Shareholders'
                                    Shares          Stock         Capital         Earnings        Income         Equity
                                  ----------    ------------    ------------    ------------   -------------  ------------
BALANCE, December 31, 1999         8,010,522    $ 14,392,229    $  6,371,490    $ 17,272,137    $ (714,294)   $ 37,321,562
    (Audited)
Stock options exercised               18,900          69,542              --              --            --          69,542
Income tax benefit from
  stock options exercised                 --              --           7,903              --            --           7,903
Cash dividend paid or declared            --              --              --      (2,326,254)           --      (2,326,254)
Net Income and Comprehensive
  Income                                  --              --              --       5,624,035       629,377       6,253,412

                                  ----------    ------------    ------------    ------------    ----------    ------------
BALANCE, December 31, 2000         8,029,422    $ 14,461,771    $  6,379,393    $ 20,569,918    $  (84,917)   $ 41,326,165
    (Audited)                     ==========    ============    ============    ============    ==========    ============

Stock options exercised               41,306         223,934              --              --            --         223,934
Income tax benefit from
  stock options exercised                 --              --          12,478              --            --          12,478
Stock repurchase                     (50,000)        (90,000)       (337,503)                                     (427,503)
Cash dividend paid or declared            --              --              --      (1,926,380)           --      (1,926,380)
Net Income and Comprehensive
  Income                                  --              --              --       5,284,919       401,934       5,686,853

                                  ----------    ------------    ------------    ------------    ----------    ------------
BALANCE, September 30, 2001        8,020,728    $ 14,595,705    $  6,054,368    $ 23,928,457    $  317,017    $ 44,895,547
    (Unaudited)                   ==========    ============    ============    ============    ==========    ============


See accompanying notes.

                        COLUMBIA BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Principles of Consolidation

                The interim consolidated financial statements include the accounts of Columbia Bancorp, a financial holding company ("Columbia"), and its wholly-owned subsidiary Columbia River Bank ("CRB"), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

                The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management. Columbia's annual report contains audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of results to be anticipated for the year ending December 31, 2001.

2.      Loans and Reserve for Loan Losses

                The composition of the loan portfolio was as follows:

                                  September 30,           December 31,
                                      2001                   2000
                                  -------------          -------------
                                   (Unaudited)             (Audited)
Commercial                        $  70,710,366          $  70,789,620
Agriculture                          53,047,213             44,299,508
Real estate                         205,925,186            164,195,275
Consumer                             21,852,400             19,194,533
Other                                 1,704,549              1,689,664
                                  -------------          -------------
                                    353,239,714            300,168,600
Allowance for loan losses            (5,339,673)            (4,577,941)
Deferred loan fees                   (1,144,684)            (1,027,795)
                                  -------------          -------------
                                  $ 346,755,357          $ 294,562,864
                                  =============          =============

                Transactions in the reserve for loan losses were as follows for the nine months ended September 30:

                                           2001                 2000
                                        -----------          -----------
                                        (Unaudited)          (Unaudited)
Balance at beginning of period          $ 4,577,941          $ 3,298,460
Provision charged to operations             875,000            1,317,000
Recoveries                                   57,576               39,715
Loans charged off                          (170,844)            (258,203)
                                        -----------          -----------
Balance at end of period                $ 5,339,673          $ 4,396,972
                                        ===========          ===========

                Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at September 30, 2001 and December 31, 2000 were approximately $1,453,000 and $1,163,000, respectively.

                At December 31, 2000, Columbia identified loans totaling $116,000 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower's weakened financial position. There were no loans in this category at September 30, 2001.

                At September 30, 2001 and December 31, 2000 Columbia had no other real estate owned ("OREO"), which represents assets held through loan foreclosure or recovery activities.

3.      Earnings Per Share

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

4.      Recently Issued Accounting Standards

                In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                Columbia will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $628,623 ($0.08 per diluted share as of September 30, 2001) per year.

                During 2002, Columbia will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. However, Columbia has not yet determined what the effect of these tests will be on its earnings and financial position. Columbia may be required to recognize an impairment loss under the new rules, recorded as a cumulative effect of a change in accounting principle. Goodwill is not currently considered impaired, as the company's current policy for measuring goodwill impairment (undiscounted cash flow basis methodology), does not indicate any impairment.

                Other issued but not yet required FASB statements are not currently applicable to Columbia's operations. Management believes these pronouncements will have no material effect upon Columbia's financial position or results of operations.

5.      Management's Estimates and Assumptions

                In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation for the allowance for loan losses and valuation of the mortgage servicing asset.

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

OVERVIEW

        Highlights for the third quarter of 2001 for Columbia Bancorp ("Columbia"):

        - Opened branches in Canby, Oregon and Hillside Community Retirement Center in McMinnville, Oregon which expands the footprint in the non-metropolitan areas of the Willamette Valley.

        -       Received approval to become a Financial Holding Company.

        -       Declared a $0.08 per share dividend.

        -       Reported record growth in loans, deposits, and total assets.

        Columbia reported net income of $5,284,919, or $.65 per diluted share for the nine months ended September 30, 2001. This represented a 31% increase in net income, as compared to $4,045,266, or $.50 per diluted share, for the nine months ended September 30, 2000. Net income of $1,720,296, or $.21 per diluted share for the quarter ended September 30, 2001 represented an increase of 21% in net income as compared to $1,419,464, or $.18 per diluted share for the quarter ended September 30, 2000.

        The net income added to shareholders' equity during the first nine months of 2001 was offset, in part, by dividends declared and paid of $1,926,380. A second quarter dividend of $.08 per share was paid August 1 to shareholders of record July 15. On September 28 the Bancorp board of directors declared a third quarter dividend of $.08 per share payable November 1 to shareholders of record October 15. With the payment of the declared dividend, approximately 36% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

        In the third quarter, CRB experienced two adverse events totaling $610,000. These were comprised of a $355,000 valuation write-down to our mortgage servicing asset and a $255,000 hedge loss. The mortgage servicing asset valuation write-down was due to mortgage borrowers taking advantage of low mortgage rates and refinancing out of our servicing portfolio. The second component was the $255,000 loss from hedge activity. CRB Mortgage Group utilizes a risk management tool that calls for the purchase of a forward hedge to cover locked mortgage loans. This is an important tool in managing interest rate risk exposure to the locked mortgage loan portfolio, especially when rates move upwards and the locked mortgage loans decline in value. Normally, the Mortgage Group expects a minimal amount of borrowers to move and/or cancel their locked mortgages; this is known as "fallout". During the months of August and September, mortgage rates were particularly volatile, and combined with the events of the September 11th terrorist attack, a higher percentage of locked mortgage loans "fell out" of their locks; the result was interest rate risk exposure from having uncovered hedges. As rates moved downward, so did the loss on our portfolio of hedging instruments. We estimate that the fallout rate had reached an unprecedented level at nearly 50%.

MATERIAL CHANGES IN FINANCIAL CONDITION

        Changes in the balance sheet for the nine months ended September 30, 2001 include an increase in total assets, primarily in loans, and an increase in total liabilities, primarily in total deposits and notes payable.

        At September 30, 2001, total assets increased 16.6%, or approximately $69.3 million, over total assets at December 31, 2000. Major components of the change in total assets were:

        -       $52.2 million increase in loans

        -       $23.3 million increase in loans held-for-sale

        - $20.7 million decrease in investment securities available for sale

        -       $14.5 million increase in other assets

        The increase in loans is reflected in increases Agriculture, Real Estate, Consumer, and Other loan categories. Management attributes the increase in real estate and consumer loans to an attractive low interest rate environment as well as to continued penetration within Columbia's market areas.

        Columbia experienced an increase in deposits of approximately $49.4 million during the first nine months of 2001, specifically as follows:

        -       Noninterest-bearing deposits increased $17.8 million

        -       Interest-bearing demand deposits increased $5.9 million

        -       Savings deposits increased $4.5 million

        -       Time certificate deposits increased $21.2 million

        Management believes deposit increases are due to continuing expansion in current market areas served.

        Notes payable increased $13.5 million in the nine months ended September 30, 2001. Along with deposit growth, notes payable were used to fund the loan growth experienced in the quarter.

        All other changes experienced in asset and liability categories during the first nine months of 2001 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

        Total interest income increased $1,785,247 for nine months ended September 30, 2001, and $226,319 for the quarter ended September 30, 2001, as compared to the same periods in 2000. This increase is primarily due to the increase in loans held in 2001 as compared to 2000.

        Total interest expense also increased $330,177 for the nine months ended September 30, 2001, and decreased $297,742 for the quarter ended September 30, 2001, as compared to the same periods in 2000. The increase in the first nine months is primarily due to the growth in time deposits held during 2001 as compared to 2000. However, the increase was reduced from the previously reported six months ended June 30, 2001 amount of $627,919. This was due to the falling interest rate environment.

        Columbia's net interest income increased by $1,455,070 for the nine months ended September 30, 2001, and $524,061 for the quarter ended September 30, 2001 as compared to the same periods in 2000. Diluted net income per common share increased to $.65 for the first nine months of 2001 from $.50 for the first nine months of 2000. Earnings that exclude the effect of goodwill amortization in the first nine months of 2001 were $.69 per diluted share compared to $.56 per diluted share in the same period ending 2000.

        Noninterest income increased $1,938,757 for the nine months ended September 30, 2001, and $184,583 for the quarter ended September 30, 2001 as compared to the same period in 2000. This increase is primarily attributable to mortgage servicing revenue as a result of falling interest rates.

        Noninterest expense increased $1,912,639 for the nine months ended September 30, 2001, and $530,110 for the quarter ended September 30, 2001 as compared to the comparable 2000 period. The increase for both periods was primarily attributable to increases in commissions paid resulting from strong mortgage growth and other expenses.

LOAN LOSS PROVISION

        During the nine months ended September 30, 2001, Columbia charged an $875,000 loan loss provision to operations, as compared to $1,317,000 charged during the same period in 2000. Loans charged off, net of loan recoveries, was $113,268 during the nine months ended September 30, 2001, as compared to net charged off loans of $218,488 for the like period in 2000.

        Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Columbia.

LIQUIDITY AND CAPITAL RESOURCES

        Columbia has adopted policies in order to meet the liquidity needs in the financial environment as well as to ensure sufficient funds are available to meet customers' needs for borrowing and deposit withdrawals. Generally, Columbia's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

        The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2001. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $5,284,919, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit and loan accounts, and reflect the dividend paid to shareholders.

        The Federal Reserve Board ("FRB") and Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia's various capital ratios at September 30, 2001, as compared to regulatory minimums.

                                  At September 30, 2001    Regulatory Minimum
                                  ---------------------    ------------------
Tier-one capital                           8.97%                   4%
Total risk-based capital                  10.20%                   8%
Leverage ratio                             7.70%                   4%

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There has not been a material change in the quantitative and qualitative market risks faced by Columbia from the risk disclosures reported in Columbia's form 10-K covering the fiscal year ended December 31, 2000.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits -- None

(b) No current reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            COLUMBIA BANCORP

Dated: November 14, 2001                    /s/ Roger L. Christensen
                                            ------------------------------------
                                            Roger L. Christensen
                                            President & Chief Executive Officer


Dated: November 14, 2001                    /s/ Greg B. Spear
                                            ------------------------------------
                                            Greg B. Spear
                                            EVP & Chief Financial Officer