Form 10-K
period 2001-12-31
COLUMBIA BANCORP \OR\
filed 2002-03-29
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2001

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-27938

COLUMBIA BANCORP
(Exact name of registrant as specified in its charter)

93-1193156
Oregon	(I.R.S. Employer
(State of incorporation)	Identification No.)

420 East Third Street, Suite 200
The Dalles, Oregon 97058
(Address of principal executive offices)

Registrant’s telephone number: (541) 298-6649

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X            No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 5, 2002 was $75,020,307.

     The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 8,076,532 shares of no par value common stock on March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s proxy statement dated March 11, 2002 for the 2002 Annual Meeting of Stockholders (“Proxy Statement”), and the 2001 Annual Report to Stockholders are incorporated by reference in Part II and III hereof.

COLUMBIA BANCORP
FORM 10-K

		PAGE

Disclosure Regarding Forward Looking Statements		3
PART I
Item 1	Business	3-14
Item 2	Properties	14-15
Item 3	Legal Proceedings	16
Item 4	Submission of Matters to a Vote of Security Holders	16
PART II
	(Portions of Items 5, 6, 7 and 8 are incorporated by reference from
	Columbia Bancorp's 2001 Annual Report to Stockholders)
Item 5	Market for Registrant's Common Equity and Related Stockholder Matters	16
Item 6	Selected Financial Data	16-17
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18-34
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	34-35
Item 8	Financial Statements and Supplementary Data	36
Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	36
PART III
	(Items 10 through 13 are incorporated by reference from Columbia Bancorp's
	definitive proxy statement for the Annual Meeting of Stockholders to be held on
	April 25, 2002)
Item 10	Directors, Executive Officers of the Registrant	37
Item 11	Executive Compensation and Report of Compensation Committee	37
Item 12	Security Ownership of Certain Beneficial Owners and Management	37
Item 13	Certain Relationships and Related Transactions	37
PART IV
Item 14	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	37-38
SIGNATURES		39-40

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     Forward-looking statements with respect to the financial condition, results of operations and the business of Columbia are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation, the impact of competition and interest rates on revenues and margins, and other risks and uncertainties, including statements relating to the year 2002, as may be detailed from time to time in Columbia’s public announcements and filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Columbia does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this press release, other than in its periodic filings with the SEC, or to reflect the occurrence of unanticipated events.

Part I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Columbia Bancorp (“Columbia”) is a financial holding company headquartered in The Dalles, Oregon, with one subsidiary, Columbia River Bank (“CRB”). CRB is a 16 branch, state-chartered institution authorized to provide banking services by the states of Oregon and Washington. Columbia offers a broad range of financial services to its customers, primarily small and medium sized businesses, farmers, and individuals. Columbia’s 14 Oregon branches serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the communities of McMinnville, Canby and Newberg in the Willamette Valley. Columbia’s two south central Washington branches serve the communities of Goldendale and White Salmon.

     As of December 31, 2001, Columbia had total assets of $482.21 million, total deposits of $394.64 million, and stockholders’ equity of $46.45 million. Columbia’s net income for the year ended December 31, 2001, was $7.37 million, which was Columbia’s 14th consecutive year of increasingly higher net income. For the year ended December 31, 2001, Columbia’s return on average assets was 1.64% and return on average equity was 16.76%. Since the year ended December 31, 1997, Columbia has increased earnings by an average of 17.74% per year and achieved an average return on average assets of 1.62%. During the same period, Columbia has achieved an average return on average equity of 16.31% while sustaining strong asset quality.

     From its origins as a one-branch bank in The Dalles, Oregon, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines and the expansion and cross-marketing of its existing products and community-bank lending expertise. In 1995, CRB merged with Juniper Banking Company. In 1996, Columbia was formed as CRB’s holding company and Columbia acquired Washington-based Klickitat Valley Bank (“Klickitat”).

     In 1997, Columbia created a division of CRB to originate conventional residential mortgage loans for the primary purpose of selling to the secondary market. The division, known as the Columbia River Bank Mortgage Group (“Mortgage Group”), has grown its business substantially since its inception. The Mortgage Group operates its primary retail loan operations from branch facilities in Bend, Oregon, but also offers its products at all of Columbia’s Oregon and Washington branches. It also offers wholesale mortgage loan services directly to other Oregon banks. Further growth in 1997 came from CRB’s Bend branch opening.

     In 1998, CRB opened a new branch in Hermiston, Oregon and Columbia completed the acquisition of Valley Community Bank (“VCB”). During 1999, CRB opened new branches in Pendleton and Newberg, Oregon, and opened a second Bend, Oregon branch. In April 2000, Columbia River BankNet, CRB’s Internet-based banking product, was introduced. In 2001, CRB opened a new branch in Canby, Oregon and a limited banking facility located in a McMinnville, Oregon retirement community as well as a mortgage lending office in Newport, Oregon. Collectively, these growth and acquisition activities have enabled Columbia to diversify its loan portfolio and its operating risks over several market areas and local economies.

     The markets in which Columbia operates are economically diverse, and therefore pose both opportunities and challenges to a community bank operating in all of these economies. Columbia’s approach to meeting the challenge is to staff its branches and business groups with managers who are established in their communities and have developed a loyal customer following. Columbia’s senior management, in conjunction with the branch managers, reviews the operations of each branch to determine which products and services are best suited to that geographic region. The diverse economies also provide opportunities to limit Columbia’s exposure to adverse market conditions in any one economic sector.

Business Strategy

     Columbia’s strategy is to continue building on its position as a leading community-based provider of financial services in Oregon and south central Washington. The key to the success of this strategy, in Columbia’s view, is to continue to provide exceptional personal service to the communities it now serves, and to successfully expand into new communities by identifying and meeting their unique financial services needs. Columbia’s target branch locations are in non-metropolitan regions, where it aims to deliver prompt and friendly personal banking services. The components of Columbia’s business strategy are outlined below.

     Successfully operate in non-metropolitan regions. In direct contrast to the present strategies of certain major regional banks which have closed branches and reduced service levels in Columbia’s service areas, Columbia believes that the key to profitably operating in non-metropolitan communities is to: (i) provide a high level of service to the customer; (ii) staff branches with employees who have established ties to the community; (iii) attract and retain a highly skilled management team; and, (iv) allow branch personnel the flexibility to emphasize products and services which best fit their local economy. In addition, by decentralizing a portion of the management function to the branch level, Columbia believes it can make business decisions regarding customers more quickly and with more knowledge than its major banking competitors. Columbia believes it is able to profitably attract and retain customers by providing and delivering products and services tailored to their individual needs, and by delivering them with a high degree of personal attention.

     Maintain high asset quality. Columbia seeks to maintain high asset quality through a program that includes prompt and strict adherence to established credit policies combined with training and supervision of lending officers. Additionally, Columbia uses incentives to maintain high asset quality, including tying a portion of its loan officers’ compensation to the quality of the loans they originate. Columbia also believes that its commitment to hire branch managers with long-term ties to their communities is of significant assistance in determining the quality of loan transactions. The variety of economies in which Columbia’s branches are located increases the diversification and, in Columbia’s opinion, the strength of the overall loan portfolio.

     Merger and acquisition opportunities. In 1995, CRB merged with Juniper Banking Company (“Juniper”) of central Oregon. In 1996 Columbia acquired Klickitat Valley Bank of south central Washington, and in November 1998, Columbia acquired McMinnville-based Valley Community Bancorp (“Valley”). After these transactions, Columbia was able to provide the same or improved levels of community banking products and services in these new market areas.

     Continue to expand through new branches and new products. Columbia has grown through the establishment of five new branches in the past three years. In addition, Columbia’s banking products, services and delivery channels are designed to be responsive to the needs of local community businesses and individual customers. For example, in the year 2001 Columbia expanded its services in the Willamette Valley by opening a new branch in Canby, Oregon and a limited banking facility located in a McMinnville, Oregon retirement community. In addition, Columbia recognized an opportunity to provide additional mortgage lending services by opening a mortgage lending office in Newport, Oregon. Columbia’s products and services are designed to both increase its customer base and to enhance cross-selling opportunities.

Growth History

     Columbia’s Origins and Activities Through 1994. Columbia’s subsidiary, CRB, was incorporated and chartered in Oregon in 1976 and opened for business in 1977. CRB developed and grew as a one-branch community bank in The Dalles. Collectively, Columbia’s five-member senior management team has, on average, over 21 years of banking experience, much of it gained through years of service at CRB.

     CRB’s first branch expansion was a satellite branch facility that opened in 1986 west of The Dalles’ city center. Two years later, Columbia opened a branch in the small Oregon community of Maupin. Management subsequently determined that the Maupin branch was unprofitable, and the branch was closed in May 1998.

     In 1992 CRB purchased land adjacent to a newly established Wal-Mart store in nearby Hood River, on which it built and opened its second branch outside of The Dalles. The Hood River Branch opened for business in May 1993.

     Activities in 1995. On January 1, 1995 CRB merged with Juniper, a community bank in central Oregon with branches in Madras and Redmond, Oregon. Following this merger, CRB’s full service branches increased from three to five, and its assets increased from $62 million to $92 million. CRB retained the “Juniper Banking Company” name and added three experienced former Juniper directors to its Board. Also, in 1995 CRB replaced its existing branch facility in the western part of The Dalles with a branch facility in a newly built Safeway supermarket west of The Dalles’ downtown core. This branch takes deposits, accepts loan applications, and offers other products and services; however, it does not process loans on-site.

     Activities in 1996. In early 1996, Columbia became CRB’s holding company. In June of 1996 Columbia acquired Klickitat, a south central Washington community bank headquartered in Goldendale, Washington with a branch in White Salmon. As CRB did with Juniper, Columbia retained the “Klickitat Valley Bank” name, and added, during 1996 and 1997, four experienced former Klickitat directors to the Columbia Board. Klickitat was a natural acquisition candidate for Columbia. Klickitat’s White Salmon branch was within a few miles of CRB’s Hood River branch across the Columbia River, and there were and are multiple economic ties between these two communities. Klickitat was Goldendale’s only community bank, and this community’s agriculture-based economy fit well with CRB’s lending expertise.

     In late 1996 CRB opened its first branch in Bend, Oregon under the “Juniper Banking Company” name. Bend’s proximity to CRB’s existing Redmond and Madras branches, and Bend’s economic growth and increasing population, made this a natural branch extension for Columbia. Bend is the largest community in which Columbia operates. Management believes that Bend’s population growth, the expansion and diversity of its economic base, and its strong home construction market afford significant opportunities for growth.

     Activities in 1997. In 1997, Columbia’s growth came internally from increased numbers of loans and deposits at its branches. Loan growth at the new Bend branch was significant, with assets increasing 239% over the prior year, from $3.3 million to $11.2 million. Further growth came from enhanced home mortgage growth through Columbia’s Mortgage Group, established in mid-1997.

     Activities in 1998.

     Secondary Common Stock Offering and Nasdaq Listing. During November 1998, Columbia registered 1,000,000 shares of common stock for sale to the public at a price of $9 per share, for an aggregate offering price of $9,000,000. All shares were sold, resulting in net proceeds of $8,126,115, after deducting $873,885 for underwriting discounts and commissions, legal, accounting, printing fees, and other offering expenses. Net proceeds were used to implement Columbia’s expansion plans, including the acquisition of Valley. In connection with the offering, Columbia’s common stock was listed on the Nasdaq Stock Market, where trading commenced on November 6, 1998.

     Acquisition of Valley Community Bancorp. Columbia’s most recent acquisition-based expansion was its purchase of Valley on November 30, 1998 for a cash purchase price of $15.10 million (the “Acquisition”). Subsequent to the Acquisition, Valley was merged into Columbia Bancorp, and its subsidiaries, including VCB, became wholly-owned subsidiaries of Columbia.

     Columbia believes the economy in the McMinnville area affords it the opportunity to leverage two of its core competencies: small business lending and agricultural lending. Additionally, the acquisition became Columbia’s first entrance into Oregon’s most populous region, the Willamette Valley. Management believes there are significant future growth opportunities in McMinnville, Newberg and surrounding communities.

     Columbia operated VCB as a separate subsidiary under the “Valley Community Bank” name until November 30, 1999 when it was merged into CRB. Columbia’s management believes the combination will lower overall costs in the years ahead and will capitalize on synergistic marketing, advertising and customer awareness issues.

     Hermiston, Umatilla County, Oregon. Columbia opened a new branch in Hermiston, Oregon in September of 1998. Hermiston, which has a population of over 11,000, is 100 miles east of The Dalles. The branch offers full-service community banking services, including loans to local commercial and agricultural-based business.

     Activities in 1999.

     Pendleton, Umatilla County, Oregon. In January 1999 Columbia opened a branch in Pendleton, which is 26 miles east of Hermiston and is the largest town in eastern Oregon. Columbia hired a branch manager who has strong ties to the Pendleton community and 25 years experience with one of Columbia’s super-regional bank competitors.

     Shevlin Center Branch — Bend, Deschutes County, Oregon. Columbia opened a second branch in Bend, Oregon in the summer of 1999. The branch is located in the western part of Bend in the upscale Shevlin Business Park, an office park development. The additional branch in Bend was planned in order to take advantage of growth opportunities and to leverage existing nearby operations. Bend is the largest city in central Oregon, and the largest single market area in which Columbia operates. Columbia believes the second Bend branch will allow opportunities for future growth, especially for business lending services.

     Newberg Branch, Yamhill County, Oregon. Columbia opened its first branch in Newberg, Oregon in November 1999. The branch operates in leased space in the Columbia River Bank Building. The Newberg branch is Columbia’s second branch in Oregon’s rapidly growing Willamette Valley.

     Name Uniformity. Following the mergers and acquisitions involving Juniper Banking Company, Klickitat and VCB, CRB for various periods of time retained the use of these banks’ names as assumed business names at select branch facilities. However, eventually all of these assumed business names were replaced with the “Columbia River Bank” name. In 1999 the last name transition was complete when VCB merged into CRB, and the “Valley Community Bank” name was retired. As of December 31, 1999 all of CRB’s branches, including the most recently opened branches, operate under the “Columbia River Bank” name.

     Activities in 2000.

     Columbia River BankNet. In April 2000 CRB introduced an Internet-based delivery channel that allows customers the convenience of performing many banking functions whenever and wherever they want. Accessed through CRB’s web site at www.columbiariverbank.com, BankNet services include: accessing a summary of accounts and balances, interest detail on all accounts, account history, transfer of funds between accounts, applying for loans, secure messaging, and bill payment. Coupled with ATM and branch networks, and 24-hour telephone access to account information, CRB continuously focuses on providing choices in banking services, products and delivery channels to its clients.

     Data Processing Changes. In 2000, CRB took steps to reorganize its data processing function. CRB previously had many of its data processing services handled by a data processing company, Datatech of Oregon, Inc. (“Datatech”), of which CRB owned 28.6% and five other community banks owned the remainder. In September 2000, CRB acquired all of the stock of Datatech and contracted with FISERV, a nationwide bank services company, for day-to-day management of the operating asset. In December 2000, CRB dissolved Datatech. Management believes these moves will allow CRB greater control and flexibility in data processing functions at a reduced cost.

     Activities in 2001.

     Canby Branch, Clackamas County, Oregon. Columbia opened its first branch in Canby, Oregon in September 2001. The branch currently operates in 1,500 square feet of leased space in the Holly Mall while construction is being completed on a new facility in the Canby Station. Canby has a population of 13,500. The Canby branch is Columbia’s third branch in Oregon’s rapidly growing Willamette Valley.

     McMinnville Limited Banking Facility, Yamhill County, Oregon. Columbia opened a second limited banking facility in a McMinnville, Oregon retirement community in September 2001. This facility brings the banking convenience to many residents of the retirement community. Columbia’s other limited banking facility is also in a McMinnville, Oregon retirement community.

     Mortgage Lending Expansion. Columbia expanded its mortgage lending services by opening a mortgage lending office in Newport, Oregon. This office operates in 1,900 square feet of leased space in the Whalers Village mini shopping mall. The mortgage lending office is Columbia’s first office on the Oregon coast.

Consumer Products and Services

     Columbia offers a broad range of deposit and loan products and services tailored to meet the banking requirements of consumers in Columbia’s market areas. These include:

     Deposit Products. Columbia’s consumer deposit products include many noninterest-bearing checking account products priced at various levels, interest-bearing checking and savings accounts, money market accounts, and certificates of deposit. These interest-bearing accounts generally earn interest or are priced at rates established by management based on competitive market factors and management’s desire to increase certain types or maturities of deposit liabilities. Columbia strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts, which reduces its cost of funds.

     Real Estate Mortgage Loans. Real estate loans are available for construction, purchase and refinancing of residential owner occupied and non-owner occupied properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms.

     Investment Products. Through arrangements with Primevest Financial Services, Inc., (“Primevest”) a registered securities broker-dealer, Columbia offers a wide range of financial products and services to consumers. These include stocks, mutual funds, traditional and Roth IRAs, SEPs, tax-sheltered annuities, life insurance, and other financial products. Representatives also offer retirement planning services. Columbia receives a portion of the commissions generated from financial product sales.

     Technology-Based Products and Services. Columbia uses both traditional and new technology to support its focus on personal service. These include a VISA credit and check card (debit card) program, ATMs at each of Columbia's full-service branches, including 13 drive-up ATMs and four off-site ATMs, a telephone banking service that allows customers to speak directly with a customer service representative during normal banking hours, and 24-hour telephone access to their accounts. In addition, Columbia, through its web site, offers BankNet, its Internet banking service, allowing access to account information and services in an on-line, real-time environment.

     Consumer Loans. Columbia provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans.

     Senior Customer Services. Since a significant portion of Columbia’s consumers are senior citizens, Columbia offers a reduced rate checking account product. In addition, Columbia markets retirement planning products and investments to the senior customer group through Primevest.

Loan Products for Commercial, Agricultural, and Other Business Customers

     Columbia has an experienced lending staff, who have special expertise in small business agricultural and real estate lending. Columbia’s loan officers emphasize continuing contact with business customers after loans are made. Columbia believes that its business customers appreciate the ongoing relationship they develop with their local lending officer. Such relationship-based banking is an important aspect of Columbia’s continuous effort to maintain high asset quality.

     Commercial Loans. Columbia offers to its commercial customers customized loans including equipment and inventory financing, operational lines of credit, SBA loans for qualified businesses, and accounts receivable financing. A significant portion of Columbia’s loan portfolio consists of commercial loans. For regulatory reporting purposes, a portion of Columbia’s commercial loans are designated as real estate loans because they are secured by real property, although these loans may finance accounts receivable, equipment and inventory purchases, or other commercial activities. Lending decisions are based on careful evaluation of the financial strength, management, and credit history of the borrower and the quality of the collateral securing the loan. Commercial loans secured by real property are generally limited to 75% of the value of the collateral. Columbia typically requires personal guarantees and relies on the identification of secondary sources of repayment.

     Agricultural Loans. Columbia provides loans including production lines of credit, equipment financing, and term loans for capital improvements and other business purposes to agricultural businesses. Agricultural loans are generally secured by crops, equipment, and inventory, as well as real estate. Agricultural lending can require significant follow-up time, as farmers request budgeting assistance and other financial advice. Columbia employs both an agricultural loan consultant with decades of farm lending experience and an experienced agricultural representative, who is a full-time Columbia employee, to assist its loan officers in loan processing and administration. Columbia’s loan officers, many of whom are graduates of the Western Agricultural School in Pullman, Washington, make frequent visits to farming operation sites, attend regular agricultural lending programs and seminars, and actively participate in growers’ associations and other agricultural-based organizations.

     Real Estate Loans. Real estate loans are available for the construction, purchasing, and refinancing of commercial and rental properties. Borrowers can choose from a variety of fixed and adjustable rate options and terms.

     Columbia’s real estate loans are in large part loans to commercial customers, farmers, and ranchers, and are secured by the properties used in their businesses. The majority of these loans have a variable rate feature with adjustment periods varying from one to five years. Columbia often requires a government guaranty as additional collateral support. Insofar as payments on real estate loans depend on the successful operation and management of the businesses and properties securing the loans, repayment can be affected by local real estate market and economic conditions. Fluctuating land values and local economic conditions can make loans secured by real property difficult to evaluate and monitor.

     Government-Assisted Loan Programs. Columbia’s loan officers make loans to small businesses and to farmers that are supported by guarantees issued by various state and federal government agencies. Columbia is active in the SBA 7-A and 504 programs, and in similar programs offered by the Farm Services Agency (formerly the Farmers Home Administration) and by Oregon’s state government. Columbia has utilized these programs to serve customers who are expanding their operations, venturing into new product lines, or constructing special use real estate. The government guarantees a portion of these loans, which reduces risk in Columbia’s loan portfolio.

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

Other Products and Services for Business Customers

     Deposit and Related Products. Columbia’s business deposit products include basic, regular, and interest-bearing checking accounts, merchant VISA programs, and business money market and sweep accounts. Columbia also offers check verification services to merchants allowing them the ability to determine, on a 24-hour basis, whether a check drawn on an account has sufficient funds to cover the amount drawn.

     Investment Products. Columbia’s affiliation with Primevest allows it to offer financial products and services to Columbia’s business customers as well as to consumers. These include insurance and annuity products, and employee retirement plan products such as SEPs, IRAs and 401(k) plans.

     Staff Training and Education — Web-Based Training

     Columbia has several staff training and education programs. All new employees undergo a one-day orientation program during which they meet senior management and become familiar with Columbia’s history, customer service goals, and culture. In 2001, Columbia established a web-based continuing education program with a third party vendor for employees. Under this program, employees are given a curriculum and asked to complete employment-related educational courses on a regular basis consistent with the employee’s career goals and needs. In addition, employees are encouraged to attend classes offered by banking schools and associations. Columbia’s management believes that such continuing training and education programs are important to maintaining organizational cohesion and consistently high quality customer service.

Marketing

     Columbia accepts deposits at its branches in Wasco, Hood River, Jefferson, Deschutes, Clackamas, Yamhill and Umatilla Counties in Oregon and Klickitat County in Washington. Columbia makes loans in all of these counties and in adjacent counties including Sherman, Gilliam, and Crook counties in Oregon and Skamania County in Washington. Many of its products and services, including investment products and mortgages through Columbia’s Mortgage Group, are offered and sold throughout Oregon and south central Washington. Columbia’s ability to increase its market share in the communities it serves is driven by a marketing plan consisting of several key components. A principal objective is to create and foster a sales culture in each office. Employees are trained to cross-sell, offering appropriate products and services to existing customers and attempting to increase the business relationships Columbia shares with these customers. Columbia regularly examines the desirability and profitability of adding new products and services to those currently offered. Columbia also promotes specific products by media advertising, but relies primarily on referrals and direct contacts for new business. Columbia recognizes the importance of community service and supports employee involvement in community activities. This participation allows Columbia to make a contribution to the communities it serves, which management believes increases Columbia’s visibility in its markets and thereby increases business opportunities.

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

Competition

     The market for banking services, including deposit and loan products, is highly competitive. The major commercial bank competitors are super-regional institutions headquartered outside the state of Oregon. Deposits held by super-regionals were approximately 61.64% of statewide commercial bank deposits as of June 30, 2001, which is the most recent date for which this information is available. These major banks have the advantage of offering their customers services and statewide banking facilities that Columbia does not offer.

     Columbia’s competitors for deposits are commercial banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds, and other financial intermediaries. These competitors may offer rates greater than Columbia is willing to offer. Columbia competes for deposits by offering a variety of deposit accounts at rates generally competitive with financial institutions in the area.

     Columbia’s competition for loans comes principally from commercial banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions, and other institutional lenders. An important competitor for agricultural loans is Farm Credit Services, formerly known as the Production Credit Association. Columbia competes for loan originations through the level of interest rates and loan fees charged, its array of commercial and mortgage loan products, and the efficiency and quality of services provided to borrowers. Lending activity can also be affected by the availability of lendable funds, local and national economic conditions, current interest rate levels, and loan demand. As described above, Columbia competes with the larger commercial banks by emphasizing a community bank orientation and efficient personal service to customers.

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

     A potential new source of competition is the array of on-line banking services offered by traditional commercial banks and other financial service providers, and by newly formed companies that use the Internet to advertise and sell competing products. Columbia offers many on-line banking services to its customers, and management believes that, for the foreseeable future, its customers will continue to prefer the personal, locally based services that it offers.

SUPERVISION AND REGULATION

General

     Columbia is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not stockholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on the business and prospects of Columbia. The operations of Columbia may also be affected by changes in the policies of banking and other government regulators. Columbia cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Gramm-Leach-Bliley Financial Services Modernization Act

     In 1999 Congress passed the Gramm-Leach-Bliley Financial Services Modernization Act (the “FSMA”). This new legislation repealed certain provisions of the Glass-Steagall Act that had required the separation of the banking, insurance and securities businesses. It also created a new business structure known as a financial services holding company. Under this new law, banks will have broader opportunities to affiliate with insurance and securities companies. Banks could also become tempting acquisition targets, as insurance and securities companies seek such affiliations themselves. The FSMA may also encourage local jurisdictions to enact tighter bank privacy provisions. The enactment and implementation of the FSMA will result in new competitive challenges and opportunities for community banks in the coming years.

     Columbia is a financial services holding company under the FSMA and is therefore subject to supervision of, and regulation by, the Board of Governors of the Federal Reserve System (“Federal Reserve”). Columbia is examined by, must file annual reports with, and provide the Federal Reserve with any additional information as it may require. Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not.

     Holding Company Bank Ownership. The Bank Holding Company Act of 1956 (“the BHCA”) requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (ii) acquiring all or substantially all of the assets of another bank or bank holding company, or (iii) merging or consolidating with another bank or bank holding company.

     Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing, or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition, or gains in the efficient use of resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. The Economic Growth and Regulatory Reduction Act of 1996 amended the BHCA to eliminate the requirement that bank holding companies seek prior Federal Reserve approval before engaging in certain permissible nonbanking activities if the holding company is well capitalized and meets certain other specific criteria.

     Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Columbia’s ability to obtain funds from CRB for its cash needs, including funds for payment of dividends, interest, and operational expenses.

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

Federal and State Bank Regulation

     General. CRB is an Oregon stock bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Oregon Director of Banks and the FDIC. CRB is also subject to the supervision and regulation the Washington Department of Financial Institutions. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

     CRA. The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluates the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

     Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders, or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent, or other person participating in the conduct of the affairs of that bank; the imposition of a cease and desist order; and other regulatory sanctions.

     FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that CRB meets all such standards and, therefore, does not believe that these regulatory standards materially affect Columbia’s business operations.

Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, financial holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

     Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

     Oregon and Washington each enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions subject to certain “aging” requirements. In both states, branches may not be acquired or opened separately in the home state by an out-of-state bank, but once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the home state.

Deposit Insurance

     The deposits of CRB are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”) administered by the FDIC. CRB is required to pay semi-annual deposit insurance premium assessments to the FDIC.

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

Dividends

     The principal source of Columbia’s cash revenues is dividends received from its subsidiary. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and financial holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Also, under the Oregon Bank Act, the Oregon Director of Banks may suspend the payment of dividends if it is determined that the payment would cause a bank’s remaining stockholders’ equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and financial holding companies, neither Columbia nor CRB is currently subject to any regulatory restrictions on their dividends.

Capital Adequacy

     Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of financial holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

     The FDIC and Federal Reserve use risk-based capital guidelines for banks and financial holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that financial holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital.

     Tier I capital for financial holding companies includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under a Federal Reserve Rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the Federal Reserve), and minority interests in equity accounts of consolidated subsidiaries, less intangibles, except as described above. Tier II capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier I capital; (iii) hybrid capital instruments; (iv) perpetual debt; (v) mandatory convertible securities; and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations, capital instruments, and investments in unconsolidated subsidiaries.

     The assets of banks and financial holding companies receive risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in total risk-weighted assets.

     Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds which have a 50% risk-weight, and direct obligations of, or obligations guaranteed by, the United States Treasury or agencies of the federal government which have 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

     The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a financial holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated financial holding companies and for financial holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

     The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized”, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. Columbia does not believe that these regulations have any material effect on its operations.

Effects of Government Monetary Policy

     The earnings and growth of Columbia are affected not only by general economic conditions but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on Columbia cannot be predicted with certainty.

Changes in Banking Laws and Regulations

     The laws and regulations that affect banks and financial holding companies frequently undergo significant changes at the federal and state levels. Bills are introduced from time to time in the United States Congress that contain proposals to alter the structure, regulation, and competitive relationships of the nation’s financial institutions. Any changes in laws and regulations could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Such changes could also reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of financial holding companies, alter the extent to which banks could engage in securities activities, alter the taxation of banks, financial holding companies and other financial services organizations, and change the structure and jurisdiction of various financial institution regulatory agencies. Such ongoing changes in laws and regulations, and the extent to which the business of Columbia might be affected thereby, cannot be predicted with certainty.

ITEM 2. PROPERTIES

     Nine of Columbia’s facilities in Hood River, The Dalles, Redmond, Bend, McMinnville and Madras, Hermiston and Pendleton Oregon, as well as its two full-service branch facilities in south central Washington, are housed in properties owned by Columbia. Columbia leases the space for its Canby and Newberg branches, both McMinnville branches in retirement communities, as well as its in-store facility in the Safeway store in The Dalles.

All of Columbia’s presently owned full-service branches have drive-up facilities and automated teller machines. Columbia’s Mortgage Group operates from the second floor of Columbia’s Bend branch, as well as leased office space in The Dalles. The following sets forth certain information regarding Columbia’s branch facilities.

			Date
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status

Oregon Branches
The Dalles (Main Branch), Wasco County	316 East Third Street	8,000	1977	Owned
The Dalles (Westside Branch), Wasco County(1)	520 Mt. Hood Street	430	1986	Leased
Hood River Branch, Hood River County	2650 Cascade Avenue	6,255	1993	Owned
Madras Branch, Jefferson County	624 SW Fourth Street	7,400	1995	Owned
Redmond Branch, Deschutes County	434 North Fifth Street	4,700	1995	Owned
Bend Branch, Deschutes County	1701 NE Third Street	8,306	1996	Owned
Shevlin Center Branch,(2) Deschutes County	925 SW Emkay Drive	15,000	1999	Owned
Hermiston Branch, Umatilla County	1033 South Highway 395	4,700	1998	Owned
Pendleton Branch, Umatilla County	2101 SW Court Place	4,700	1999	Owned
McMinnville Branch,(2) Yamhill County	723 N Baker	9,600	1998	Owned
McMinnville Limited Facility, Yamhill County	900 NW Hill Rd	60	1998	Leased
McMinnville Limited Facility, Yamhill County	300 NW Hillside Pkwy	60	2001	Leased
Canby Branch, Clackamas County	249 NW 2nd Ave	1,500	2001	Leased
Newberg Branch, Yamhill County	901 N Brutscher St., Ste A	3,900	1999	Leased

Washington Branches
White Salmon Branch, Klickitat County	390 NE Tohomish Street	5,500	1996	Owned
Goldendale Branch, Klickitat County	202 West Main Street	6,105	1996	Owned

(1)	Leased space in a Safeway supermarket. Lease term expires December 2005.

(2)	Branch operations are located on the first floor. The second floor is leased to other parties.

     Columbia maintains its administrative offices in leased office space in The Dalles, and is currently nearing the completion of a renovation project on newly leased space across the street from its current offices. This space will allow for all of the administrative staff to be accommodated in the same location. Columbia purchased property in the Columbia River Center in The Dalles for future branch or administrative operations expansion. Columbia is committed to keeping its administrative headquarters in The Dalles.

Employees

     As of December 31, 2001, Columbia had a total of 273 full-time equivalent employees. This number of employees, which compares to 242 at December 31, 2000, has increased due to increased staffing in branch, administrative functions, and expansion of the Mortgage Group. None of the employees are subject to a collective bargaining agreement. Columbia considers its relationships with its employees to be good.

ITEM 3. LEGAL PROCEEDINGS

     Management is not presently aware of any pending or threatened claims against Columbia that would have a material affect on its operations or performance. In the normal course of its business, Columbia is a party to various debtor-creditor legal actions. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders of Columbia during the quarter ended December 31, 2001.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information called for by this item is contained in Columbia’s Annual Report to Stockholders for the year ended December 31, 2001, portions of which are attached hereto as Exhibit 13.1.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth certain information concerning the consolidated financial condition, operating results, and key operating ratios for Columbia at the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements of Columbia and Notes thereto.

	As of and For The Years Ended December 31,

(dollars in thousands except per share data)	2001	2000	1999	1998	1997

Income Statement Data
Interest income	$35,078	$33,367	$26,883	$21,328	$18,144
Interest expense	11,583	12,256	8,568	7,205	6,270

Net interest income	23,495	21,111	18,315	14,123	11,874
Loan loss provision	1,450	1,697	1,005	1,000	581

Net interest income after provision for loan losses	22,045	19,414	17,310	13,123	11,293
Noninterest income	9,677	6,767	5,542	4,678	2,481
Noninterest expense	19,971	17,252	14,734	10,633	8,092

Income before provision for income taxes	11,751	8,929	8,118	7,168	5,682
Provision for income taxes	4,377	3,305	3,105	2,450	1,795

Net income	$7,374	$5,624	$5,013	$4,718	$3,887

Dividends
Cash dividends declared	$2,570	$2,326	$1,999	$1,587	$842
Ratio of dividends declared to net income	34.85%	41.36%	39.88%	33.64%	21.67%
Per Share Data
Earnings Per Share
Basic earnings per common share	$0.92	$0.70	$0.63	$0.67	$0.57
Diluted earnings per common share	$0.89	$0.70	$0.62	$0.65	$0.55
Book value per common share	$5.78	$5.15	$4.66	$4.37	$3.35
Weighted average shares outstanding
Basic	8,033	8,017	7,985	7,066	6,813
Diluted	8,244	8,080	8,090	7,238	7,013
Balance Sheet Data
Investment securities	$43,532	$60,544	$62,333	$47,894	$48,804
Loans, net	$380,283	$299,881	$246,975	$206,552	$155,219
Total assets	$482,207	$416,859	$361,241	$342,413	$231,827
Total deposits	$394,636	$346,427	$310,910	$295,680	$201,568
Stockholders’ equity	$46,445	$41,326	$37,322	$34,756	$22,987
Key Financial Ratios
Return on average assets	1.64%	1.41%	1.44%	1.83%	1.77%
Return on average equity	16.76%	14.40%	13.90%	18.10%	18.37%
Total loans to total deposits	96.36%	86.56%	79.44%	69.86%	77.00%
Net interest margin (1)	5.92%	6.05%	6.17%	6.19%	6.15%
Efficiency ratio	60.20%	62.17%	62.14%	56.56%	56.37%
Asset Quality Ratios
Reserve for loan losses to:
Nonperforming assets (2)	392.82%	355.95%	553.45%	108.82%	112.65%
Total loans	1.38%	1.50%	1.32%	1.13%	1.04%
Nonperforming assets to total assets	0.28%	0.31%	0.16%	0.64%	0.63%
Net loan charge-offs (recoveries) to average loans	0.21%	0.14%	0.04%	0.38%	(0.04)%
Capital Ratios
Average stockholders’ equity to average assets	9.77%	9.80%	10.40%	10.12%	9.62%
Tier I capital ratio (3)	9.32%	9.78%	10.17%	10.90%	13.70%
Total risk-based capital ratio (4)	10.61%	11.03%	11.32%	11.90%	14.70%
Leverage ratio (5)	8.61%	8.14%	8.26%	8.90%	10.60%

(1)	Per share data reflects retroactive restatement for stock splits in 1998 (3-for-2 and 2-for-1).

(2)	Nonperforming assets consist of nonaccrual loans, loans contractually past due 90 days or more, and other real estate owned.

(3)	Tier I capital divided by risk-weighted assets.

(4)	Total capital divided by risk-weighted assets.

(5)	Tier I capital divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     From its origins as a one-branch bank in The Dalles, Oregon, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines, and the expansion and cross-marketing of its existing products and community-bank lending expertise. In 1995, Columbia River Bank (“CRB”) merged with Juniper Banking Company. In 1996, Columbia was formed as CRB’s holding company, and Columbia acquired Washington-based Klickitat Valley Bank. In 1998, CRB opened a new branch in Hermiston, Oregon and Columbia completed the acquisition of Valley Community Bank. During 1999, CRB opened new branches in Pendleton, Oregon and Newberg, Oregon, and opened a second Bend branch. In April 2000 Columbia River BankNet, CRB’s Internet based banking product, was introduced, and in September, CRB completed its acquisition of Datatech of Oregon, Inc., a bank data processing company. In 2001, the Canby, Oregon branch and a limited banking facility located in a McMinnville, Oregon retirement community, as well as a mortgage lending office in Newport, Oregon were opened. Collectively, these growth and acquisition activities have enabled Columbia to diversify its portfolio and its operating risk over several market areas and local economies.

     Columbia’s goal is to grow its earning assets while maintaining a high return on equity and high asset quality. The key to this, in Columbia’s view, is to emphasize personal, quality banking products and services for its customers, to hire and retain competent branch management and administrative personnel, and to respond quickly to customer demand and growth opportunities. Columbia also intends to increase its market penetration in its existing markets, and to expand into new markets through further suitable acquisitions and through new branch openings.

     As of December 31, 2001, Columbia had total assets of $482.21 million, total deposits of $394.64 million, and stockholders’ equity of $46.45 million. Columbia’s net income for the year ended December 31, 2001, was $7.37 million, which was Columbia’s 14th consecutive year of increasing net income. For the year ended December 31, 2001, Columbia’s return on average assets was 1.64% and return on average equity was 16.76%. During the past five years, Columbia has achieved an average return on average equity of 16.31% and an average return on average assets of 1.62%.

     Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:

	Years Ended December 31,

(dollars in thousands except per share data)	2001	2000	1999	1998	1997

Net income	$7,374	$5,624	$5,013	$4,718	$3,887
Average assets	450,262	398,422	347,003	257,664	219,905
RETURN ON AVERAGE ASSETS	1.64%	1.41%	1.44%	1.83%	1.77%
Net income	$7,374	$5,624	$5,013	$4,718	$3,887
Average equity	43,990	39,062	36,075	26,069	21,157
RETURN ON AVERAGE EQUITY	16.76%	14.40%	13.90%	18.10%	18.37%
Cash dividends declared and paid per share	$0.32	$0.29	$0.25	$0.22	$0.12
Basic earnings per common share	0.92	0.70	0.63	0.67	0.57
DIVIDEND PAYOUT RATIO	34.85%	41.36%	39.88%	33.64%	21.67%
Average equity	$43,990	$39,062	$36,075	$26,069	$21,157
Average assets	450,262	398,422	347,003	257,664	219,905
AVERAGE EQUITY TO ASSET RATIO	9.77%	9.80%	10.40%	10.12%	9.62%

Results of Operations

Net Interest Income

     For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment security portfolios, and interest expense, principally on customer deposits. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total average interest-earning assets and is influenced by the relative level of interest-earning assets and interest-bearing liabilities.

     Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

	Year Ended December 31, 2001			Year Ended December 31, 2000			Year Ended December 31, 1999

		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

	(dollars in thousands)
Interest-earning assets:
Loans (1)	$348,239	$32,135	9.23%	$288,058	$29,473	10.23%	$222,276	$22,495	10.12%
Investment securities
Taxable securities	29,049	1,615	5.56	40,641	2,403	5.91	38,434	2,195	5.71
Nontaxable securities (2)	18,375	1,320	7.18	19,157	1,374	7.17	20,895	1,519	7.27
Interest-earning balances due from banks	7,560	417	5.52	7,221	474	6.58	6,533	362	5.54
Federal funds sold	1,101	40	3.64	1,729	110	6.35	17,149	829	4.83

Total interest-earning assets (3)	404,324	35,527	8.79	356,806	33,834	9.48	305,287	27,400	8.98
Cash and due from banks	16,621			16,785			18,505
Premises and equipment, net	13,696			13,407			9,738
Loan loss allowance	(5,090)			(4,074)			(2,961)
Other assets	20,711			15,498			16,434

Total assets	$450,262			$398,422			$347,003

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$158,286	$3,318	2.10%	$153,540	$5,056	3.29%	$153,609	$4,148	2.70%
Time deposit & IRAs	118,758	6,386	5.38	99,657	5,727	5.75	75,619	3,886	5.14
Borrowed Funds	34,238	1,880	5.49	24,123	1,473	6.11	9,418	534	5.67

Total interest-bearing liabilities	311,282	11,584	3.72	277,320	12,256	4.42	238,646	8,568	3.60
Noninterest-bearing deposits	91,731			79,895			70,000
Other liabilities	3,259			2,145			2,282

Total liabilities	406,272			359,360			310,928
Shareholders’ equity	43,990			39,062			36,075

Total liabilities and shareholders’ equity	$450,262			$398,422			$347,003

Net interest income		$23,943			$21,578			$18,832

Net interest spread			5.07%			5.06%			5.38%

Average yield on average earning assets (1)			9.77%			9.48%			8.98%

Interest expense to average earning assets			2.86%			3.44%			2.81%

Net interest margin (3)			5.92%			6.05%			6.17%

(1)	Nonaccrual loans are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

(3)	Net interest margin is computed by dividing net interest income by total average earning assets.

     Analysis of Changes in Interest Differential. The following table shows the dollar amount of the increase (decrease) in Columbia’s net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:

	2001 over 2000			2000 over 1999			1999 over 1998

	Increase (Decrease) due to			Increase (Decrease) due to			Increase (Decrease) due to

			Net			Net			Net
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change

(dollars in thousands)
Interest-earning assets:
Loans	$6,157	$(3,495)	$2,662	$6,657	$321	$6,978	$4,770	$(214)	$4,556
Investment securities
Taxable securities	(685)	(102)	(787)	126	82	208	403	(98)	305
Nontaxable securities	(56)	2	(54)	(126)	(19)	(145)	311	(76)	235
Balances due from banks	22	(80)	(58)	38	74	112	170	33	203
Federal funds sold	(40)	(30)	(70)	(745)	26	(719)	558	(221)	337

Total	5,398	(3,705)	1,693	5,950	484	6,434	6,212	(576)	5,636

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	156	(1,894)	(1,738)	(2)	910	908	1,195	(618)	577
Time deposits	1,098	(439)	659	1,236	605	1,841	944	(253)	691
Borrowed funds	618	(212)	406	833	106	939	82	13	95

Total	1,872	(2,545)	(673)	2,067	1,621	3,688	2,221	(858)	1,363

Net increase (decrease) in net interest income	$3,526	$(1,160)	$2,366	$3,883	$(1,137)	$2,746	$3,991	$282	$4,273

     Net interest income, before provision for loan losses, for the year ended December 31, 2001 was $23.50 million, an increase of 11.29% compared to net interest income of $21.11 million in 2000, an increase of 15.23% compared to net interest income of $18.32 million in 1999. The overall tax-equivalent earning asset yield was 8.79% in 2001 compared to 9.48% in 2000 and 8.98% in 1999. For the same years, rates on interest-bearing liabilities were 3.72%, 4.42% and 3.60%, respectively. The net interest spread for year 2001 increased one-hundredth of a percent, over year 2000.

     Total interest-earning assets averaged $404.32 million for the year ended December 31, 2001, compared to $356.81 million for the corresponding period in 2000. Most of the increase occurred in the loan category. Increases in the loan portfolio are attributed to favorable interest rates and the execution of Columbia’s strategy to provide personal, quality banking products and services, to hire experienced lending personnel in strategic branch locations and administrative capacities, and to continue marketing strategies.

     Interest-bearing liabilities averaged $311.28 million for the year ended December 31, 2001 compared to $277.32 million during the same period in 2000. Interest cost, as a percentage of earning assets, decreased to 2.81% in 2001, compared to 3.44% in 2000 and 2.81% in 1999.

     Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 86.13% of average earning assets during 2001, compared to 80.73% in 2000 and 72.81% in 1999. During the same periods, average yields on loans were 9.23% in 2001, 10.23% in 2000, and 10.12% in 1999. Average investment securities comprised 11.73% of average earning assets in 2001, which was down from 16.76% in 2000 and 19.43% in 1999. Tax equivalent interest yields on investment securities have ranged from 6.19% in 2001 to 6.32% in 2000 and 6.27% in 1999.

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

     The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off loans, become net charge-offs. Columbia’s policy is to charge off loans when, in management’s opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. When a provision for loan loss is recorded, the amount is based on past charge-off experience, a careful analysis of the current portfolio, and an evaluation of economic trends in Columbia’s market areas. Management will continue to closely monitor the loan quality of new and existing relationships through stringent review and evaluation procedures and by making loan officers accountable for collection efforts.

     For the year ended December 31, 2001, loan charge-offs exceeded recoveries by $716,000 as compared to 2000 and 1999, when loan charge-offs exceeded recoveries by $418,000 and $87,000, respectively.

Noninterest Income

     Total noninterest income increased from 1999 through year-end 2001. Over this three-year period, noninterest income has increased from $5.54 million in 1999, to $6.77 million in 2000, and to $9.68 million in 2001. Noninterest income is primarily derived from service charges and related fees, as well as mortgage origination, servicing rights and processing fees. Such income increased $2.91 million, or 43.00% for the year ended December 31, 2001, compared to the year ended December 31, 2000. The increase, in part, was the result of increasing deposit volumes and related service fees. Service charges and fees were $3.01 million for the year ended December 31, 2001, compared to $2.60 million for the year ended December 31, 2000, and $2.19 million for the year ended December 31, 1999. Management attributes this 16.08% increase to additional customers served at all of Columbia’s branches. The increase in noninterest income was also a result of income generated by Columbia’s Mortgage Group, which for the year ended 2001, generated $4.26 million in income from originating, processing, servicing, and selling mortgage loans. The remainder of the increase in noninterest income is primarily attributable to improved revenues received from credit card discounts and fees, investment fee income provided by Columbia’s financial services department, and other noninterest fees and charges.

Noninterest Expense

     Noninterest expenses consist principally of employees’ salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses. A measure of Columbia’s ability to control noninterest expenses is the efficiency ratio. For the year ended December 31, 2001, the efficiency ratio was 60.20%, as compared to 62.17% in 2000 and 62.14% in 1999.

     Noninterest expense for 2001 was $19.97 million, as compared to $17.25 million for 2000 and $14.73 million for 1999. The increases in noninterest expense are the result of rising personnel expenses, occupancy expense, and other noninterest expenses. The additional increases relate primarily to costs associated with growth in operations and continued investment in technology and communication systems.

Income Taxes

     The provision for income taxes was $4.38 million in 2001, $3.31 million in 2000 and $3.11 million in 1999. The provision resulted in effective combined federal and state tax rates of 37.20% in 2001, 37.01% in 2000, and 38.25% in 1999. The effective tax rates differ from combined estimated statutory rates of 38% principally due to the effects of nontaxable interest income, which is recognized for book but not for tax purposes.

Financial Condition

Summary Balance Sheets

	December 31,			Increase (Decrease)

(dollars in thousands)	2001	2000	1999	12/31/00 – 12/31/01		12/31/99 – 12/31/00

ASSETS
Federal funds sold	$1,525	$1,141	$680	$384	33.65%	$461	67.79%
Investments	43,532	60,544	62,333	(17,012)	(28.10)%	(1,789)	(2.87)%
Loans	380,283	299,881	246,975	80,402	26.81%	52,906	21.42%
Other assets (1)	56,867	55,293	51,253	1,574	2.85%	4,040	7.88%

Total assets	$482,207	$416,859	$361,241	$65,348	15.68%	$55,618	15.40%

LIABILITIES
Noninterest-bearing deposits	$108,522	$87,824	$74,889	$20,698	23.57%	$12,935	17.27%
Interest-bearing deposits	286,113	258,603	236,021	27,510	10.64%	22,582	9.57%

Total deposits	394,635	346,427	310,910	48,208	13.92%	35,517	11.42%
Other liabilities (2)	41,127	29,106	13,009	12,021	41.30%	16,097	123.74%

Total liabilities	435,762	375,533	323,919	60,229	16.04%	51,614	15.93%
SHAREHOLDERS’ EQUITY	46,445	41,326	37,322	5,119	12.39%	4,004	10.73%

Total liabilities and shareholder’s equity	$482,207	$416,859	$361,241	$65,348	15.68%	$55,618	15.40%

(1)	Includes cash and due from banks, property and equipment, and accrued interest receivable.

(2)	Includes accrued interest payable and other liabilities.

Investments

     A year-to-year comparison shows that Columbia’s investment securities at December 31, 2001, totaled $43.53 million, compared to $60.54 million at December 31, 2000, and $62.33 million at December 31, 1999. This represents a decrease of 28.11% between 2000 and 2001 and a decrease of 2.87% between 1999 and 2000. Increases or decreases in the investment portfolio are primarily a function of loan demand and changes in Columbia’s deposit structure. On December 31, 2001, investments in federal funds sold (an overnight investment) were $1.53 million and investments in restricted stock were $2.07 million. The balance of federal funds sold is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.

     Columbia follows a financial accounting principle which requires that investment securities be identified as held-to-maturity or available-for-sale. Held-to-maturity securities are those that Columbia has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if liquidity requirements dictate or if alternative investment opportunities arise. The mix of available-for-sale and held-to-maturity investment securities is determined by management, based on Columbia’s asset-liability policy, management’s assessment of the relative liquidity of Columbia, and other factors.

     At December 31, 2001, the investment portfolio, excluding restricted equity securities, consisted of 45.36% available-for-sale securities and 54.65% held-to-maturity securities. At December 31, 2000, the portfolio consisted of 66.87% available-for-sale securities and 33.13% held-to-maturity securities. At December 31, 1999, Columbia’s investment portfolio, excluding restricted equity securities, consisted of 67.14% available-for-sale securities and 32.68% held-to-maturity securities.

     At December 31, 2001, Columbia’s investment portfolio had total net unrealized gains of approximately $707,000. This compares to net unrealized gains of approximately $5,000 at December 31, 2000 and net unrealized losses of $1.58 million at December 31, 1999. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses Columbia may ultimately realize. Actual realized gains and losses occur at the time investment securities are sold or redeemed.

     Federal funds sold are short-term investments that mature on a daily basis. Columbia invests in these instruments to provide for additional earnings on excess available cash balances. Because of their short maturities, the balance of federal funds sold fluctuates dramatically on a day-to-day basis. The balance on any one day is influenced by cash demands, customer deposit levels, loan activity and other investment transactions. Investments in federal funds sold totaled $1.53 million at December 31, 2001, compared to $1.14 million at December 31, 2000, and $680,000 at December 31, 1999.

     The following table provides the carrying value of Columbia’s portfolio of investment securities as of December 31, 2001, 2000, and 1999, respectively.

	December 31,	December 31,	December
	2001	2000	1999

(dollars in thousands)
Investments available-for-sale:
U.S. Treasury securities	$1,016	$1,015	$1,610
U.S. Government obligations	14,208	34,532	36,205
Corporate debt securities	1,281	1,230	532
Corporate equity securities	300	300	300
Municipal securities	1,997	2,311	2,464

	18,802	39,388	41,111

Investments held-to-maturity:
Obligations of states and political subdivisions	15,742	16,328	17,586
Mortgage-backed securities	6,916	3,190	2,539

	22,658	19,518	20,125

Restricted equity securities	2,072	1,638	1,097

Total investment securities	$43,532	$60,544	$62,333

     Investment securities at the dates indicated consisted of the following:

	December 31, 2001			December 31, 2000			December 31, 1999

	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
	Cost	Fair Value	Yield*	Cost	Fair Value	Yield*	Cost	Fair Value	Yield*

(in thousands)
U.S. Treasuries and agencies:
One year or less	$1,004	$1,016	1.88%	$—	$—	0.00%	$600	$601	5.67%
One to five years			0.00%	1,018	1,015	5.41%	1,031	1,009	6.21%
U.S. Government agencies:
One year or less	7,479	7,592	3.80%	2,913	2,902	6.18%	628	619	6.42%
One to five years	11,808	12,127	4.11%	32,913	32,813	6.03%	38,079	37,105	6.76%
Five to ten years	1,428	1,433	5.87%	2,004	2,002	6.20%	995	1,000	5.47%
Obligations of states and political subdivisions:
One year or less	1,260	1,281	3.39%	1,210	1,215	6.42%	2,304	2,324	8.81%
One to five years	5,133	5,257	5.18%	5,294	5,342	6.56%	6,350	6,337	7.20%
Five to ten years	4,299	4,336	6.87%	4,418	4,418	6.82%	3,493	3,365	7.78%
Over ten years	6,993	7,022	7.23%	7,695	7,772	7.16%	7,927	7,489	8.14%
Corporate and other debt securities:
One year or less	—					0.00%	—	—	0.00%
One to five years	1,234	1,281	4.25%	1,239	1,230	6.74%	557	532	7.19%

Total debt securities	40,638	41,345	4.99%	58,704	58,709	6.31%	61,964	60,381	7.07%
Corporate equity securities	300	300		300	300		300	300
Restricted equity securities	2,072	2,072		1,638	1,638		1,097	1,097

Total securities	$43,010	$43,717		$60,642	$60,647		$63,361	$61,778

*	Weighted average yields are stated on a federal tax-equivalent basis at a 34% rate, and have been annualized, where appropriate.

Loans

     Columbia’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that it seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to CRB, including the indebtedness of any guarantor. The policies are reviewed and approved at least annually by the Board of Directors of CRB.

     Bank officers are charged with loan origination in compliance with underwriting standards overseen by the loan administration department and in conformity with established loan policies. On an annual basis, the Board of Directors determines the lending authority of the President, who then delegates lending authority to the Chief Credit Officer and other lending officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board or the President within the President’s delegated authority.

     The President has authority to approve loans up to a lending limit set by the Board of Directors. All loans above the lending limit of the President and up to a certain limit are reviewed for approval by an internal loan committee. Loans which exceed this limit but are less than pre-established lending limits must be conditionally approved by an internal loan committee, and are subject to the approval of the Board’s loan committee up to pre-established lending limits. Minutes from Board loan committee meetings are reviewed by the full Board at regularly scheduled monthly meetings. All loans above the lending limit up to Columbia’s statutory loan-to-one-borrower limitation (also known as the legal lending limit) require approval of the full Board of Directors. Columbia’s unsecured legal lending limit was $7.73 million at December 31, 2001. Columbia seldom makes loans for an amount approaching its unsecured legal lending limit.

     Net outstanding loans totaled $380.28 million at December 31, 2001, representing an increase of $80.40 million, or 26.81% compared to $299.88 million as of December 31, 2000. Loan commitments grew to $133.91 million as of December 31, 2001, representing an increase of $31.50 million over year-end 2000.

     Columbia’s net loan portfolio at December 31, 2001, includes loans secured by real estate (60.90%), commercial loans (17.50%), agricultural loans (14.90%), and consumer loans (6.70%). The largest category is concentrated in real estate loans. This is primarily due to the significant growth of mortgage and commercial real estate loan activity. Mortgage loans usually are temporarily financed on the balance sheet before being sold to the secondary market. Some loans in this category are secured by real estate, but are used for purposes other than financing the purchase of real property such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

     This table presents the composition of Columbia’s loan portfolio at the dates indicated:

	December 31, 2001		December 31, 2000		December 31, 1999

	Amount	Percentage	Amount	Percentage	Amount	Percentage

(dollars in thousands)
Commercial	$64,163	17.76%	$70,790	23.61%	$60,869	24.65%
Agricultural	54,934	15.20%	44,299	14.77%	37,775	15.30%
Real estate secured loans:
Commercial property	80,092	22.17%	58,411	19.48%	43,469	17.59%
Farmland	25,292	7.00%	20,723	6.91%	13,270	5.37%
Construction	70,474	19.50%	41,374	13.80%	33,780	13.68%
Residential	44,512	12.32%	45,612	15.21%	40,051	16.22%
Home equity lines	3,309	0.92%	3,393	1.13%	3,027	1.23%

Total real estate	223,679	61.91%	169,513	56.53%	133,597	54.09%
Consumer	19,802	5.48%	19,195	6.40%	18,096	7.33%
Other	5,251	1.45%	1,690	0.56%	827	0.33%

Total loans	367,829	101.80%	305,487	101.87%	251,164	101.70%
Less deferred loan fees	(1,194)	(0.33)%	(1,028)	(0.34)%	(891)	(0.36)%
Less reserve for loan losses	(5,312)	(1.47)%	(4,578)	(1.53)%	(3,298)	(1.34)%

Loans receivable, net	$361,323	100.00%	$299,881	100.00%	$246,975	100.00%

     The following table sets forth Columbia’s loan portfolio maturities on fixed rate loans and repricing dates on variable loans for the periods indicated:

	December 31, 2001				December 31, 2000

		One year				One year
	One year	through	After	Total	One year	through	After	Total
(dollars in thousands)	or less	five years	five years	loans	or less	five years	five years	loans

Commercial loans	$32,333	$22,111	$9,720	$64,164	$35,978	$22,070	$12,742	$70,790
Agricultural loans	45,772	7,566	1,595	54,933	37,978	5,182	1,139	44,299
Real estate secured loans:
Commercial property	7,424	43,019	29,650	80,093	6,092	30,927	21,392	58,411
Farmland	4,456	7,873	12,962	25,291	4,892	4,867	10,964	20,723
Construction	58,632	9,770	2,072	70,474	31,864	5,353	4,157	41,374
Residential	11,509	7,064	25,939	44,512	10,738	10,509	24,365	45,612
Home equity lines	2,814	137	357	3,308	3,194	113	86	3,393

Total real estate loans	84,835	67,863	70,980	223,678	56,780	51,769	60,964	169,513
Consumer	6,607	10,141	3,054	19,802	9,043	8,157	1,995	19,195
Other	4,116	138	998	5,252	718	208	764	1,690

Total loans	$173,663	$107,819	$86,347	$367,829	$140,497	$87,386	$77,604	$305,487

Loans with fixed interest rates				$194,522				$137,098
Loans with floating interest rates				173,307				168,389

				$367,829				$305,487

Loan Losses and Recoveries

     The reserve for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the reserve for loan losses when management believes that the collectibility of the principal or a portion thereof is unlikely. The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower’s financial condition is such that collection of interest is doubtful.

     The following table shows Columbia’s loan loss experience for the periods indicated:

	Years Ended December 31,

	2001	2000	1999	1998	1997

(dollars in thousands)
Loans outstanding at end of period, net of unearned interest income (1)	$385,595	$304,459	$250,274	$208,932	$156,858

Average loans outstanding for the period	$348,239	$288,058	$222,276	$175,588	$140,891

Reserve for loan losses balance, beginning of year	$4,578	$3,298	$2,380	$1,639	$995

Loans charged off:
Commercial	(587)	(139)	(41)	(219)	(7)
Real estate	(56)	(14)	(15)	(51)	—
Agriculture	(79)	(256)	(26)	(369)	—
Installment loans	(20)	(8)	(57)	(77)	(19)
Credit card and related accounts	(57)	(42)	(43)	(51)	(14)

Total loans charged off	(799)	(459)	(182)	(767)	(40)

Recoveries:
Commercial	71	6	32	40	21
Real estate	1	—	—	—	—
Agriculture	—	30	48	49	80
Installment loans	5	3	3	1	1
Credit card and related accounts	6	3	12	8	1

Total recoveries	83	42	95	98	103

Net (charge-offs) recoveries	(716)	(417)	(87)	(669)	63
Provision charged to operations	1,450	1,697	1,005	1,000	581

Acquisition of Valley Community Bancorp				410

Reserve for loan losses balance, end of period	$5,312	$4,578	$3,298	$2,380	$1,639

Ratio of net loans charged off (recovered) to average loans outstanding	0.21%	0.14%	0.04%	0.38%	(0.04)%
Ratio of reserve for loan losses to loans at end of period	1.38%	1.50%	1.32%	1.13%	1.04%

(1)	Includes loans held-for-sale

     The adequacy of the reserve for loan losses should be measured in the context of several key ratios: (1) the ratio of the reserve to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs (recoveries) to average loans outstanding. Since 1997, Columbia’s ratio of the reserve for loan losses to total loans has ranged from 1.04% to 1.50%. The amounts provided by these ratios have been sufficient to fund Columbia’s charge-offs, which have not been historically significant, and to provide for potential losses as the loan portfolio has grown. These ratios have also been consistent with the level of nonperforming loans to total loans. From December 31, 1997 through December 31, 2001, nonperforming loans to total loans have ranged from a low of 0.24% to a high of .93%. This experience tracks with changes in the ratio of the reserve for loan losses to total loans and with the actual balances maintained in the reserve account. Finally, Columbia’s historical ratio of net charge-offs (recoveries) to average outstanding loans illustrates its favorable loan charge-off and recovery experience. In one of the five years from 1997 to 2001, annual loan recoveries actually exceeded charge-offs. For the remaining four years between December 31, 1997 and 2001, net charge-offs ranged from 0.04% to 0.38% of average loans. Management believes Columbia’s loan underwriting policies and its loan officers’ knowledge of their customers are significant contributors to Columbia’s success in limiting loan losses.

     During the year ended December 31, 2001, Columbia recognized $799,000 in loan losses and $83,000 in recoveries. Charge-offs recorded in 2001 were consistent with Columbia’s historical experience in view of the growth in its loan portfolio.

     The following table presents information with respect to nonperforming loans and other assets:

	December 31,

	2001	2000	1999	1998	1997

(dollars in thousands)
Loans on nonaccrual status	$890	$1,163	$394	$1,082	$1,041
Loans past due — greater than 90 days	—	7	—	—	414
Restructured loans	113	116	202	825	—

Total nonperforming loans	1,003	1,286	596	1,907	1,455
Other real estate owned	349	—	—	281	—

Total nonperforming assets	$1,352	$1,286	$596	$2,188	$1,455

Allowance for loans losses	$5,312	$4,578	$3,298	$2,380	$1,639
Ratio of total nonperforming assets to total assets	0.28%	0.31%	0.16%	0.64%	0.63%
Ratio of total nonperforming loans to total loans	0.26%	0.43%	0.24%	0.91%	0.93%
Ratio of allowance for loan losses to total nonperforming assets	392.82%	355.95%	553.45%	108.82%	112.65%

     Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at December 31, 2001 totaled approximately $890,000 compared to $1.16 million at December 31, 2000 and $394,000 at December 31, 1999.

     In 1998, Columbia adopted procedures to identify and monitor loans that have had their original terms restructured to accommodate borrowers’ financial needs. Loan revisions and modifications are provided to meet the credit needs of borrowers in weakened financial condition and to enhance ultimate collection. As of December 31, 2001, Columbia identified loans totaling $113,000 that had been classified as restructured. All of these loans are currently performing in accordance with their restructured terms. However, management will continue to monitor these loans for any changes or deterioration in performance.

     At December 31, 2001, Columbia had $349,000 in assets in the other real estate owned (“OREO”) category, which represents assets held through loan foreclosure or recovery activities. There was no OREO at December 31, 2000 or December 31, 1999.

Deposits

     The following table sets forth the average balances of Columbia’s interest-bearing deposits, interest expense, and average rates paid for the periods indicated:

	Year Ended December 31,			Year Ended December 31,			Year Ended December 31,
	2001			2000			1999

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

(dollars in thousands)
Interest-bearing checking	$132,493	$2,885	2.18%	$130,819	$4,419	3.38%	$128,207	$3,563	2.78%
Savings	25,794	433	1.68%	26,534	861	3.24%	29,395	821	2.79%
Time deposits	118,758	6,386	5.38%	95,845	5,503	5.74%	71,626	3,650	5.10%

Total interest-bearing deposits	277,045	$9,704	3.50%	253,198	$10,783	4.26%	229,228	$8,034	3.51%

Total noninterest-bearing deposits	91,731			79,895			70,000

Total interest-bearing and noninterest-bearing deposits	$368,776			$333,093			$299,228

     At December 31, 2001, total deposits were $394.64 million, an increase of $48.21 million or 13.92%, from total deposits of $346.43 million at December 31, 2000. Total deposits in 2000 increased by 11.42% over 1999. Deposit growth in 2000 and 2001 was due to a combination of pricing strategies, increased marketing, and increased emphasis on implementing a sales culture within the branches. The growth in deposit accounts in 2001 has primarily been in time deposits and noninterest-bearing demand accounts. Noninterest-bearing demand deposits, also called “core deposits,” continued to be a significant portion of Columbia’s deposit base. To the extent Columbia can fund operations with core deposits, net interest spread, which is the difference between interest income and interest expense, will improve. At December 31, 2001, core deposits accounted for 27.50% of total deposits, up from 25.35% as of December 31, 2000.

     Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as Columbia adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2001, total interest-bearing deposit accounts were $286.11 million, an increase of $27.51 million, or 10.64%, from December 31, 2000. Increases in time deposits and in interest-bearing deposits offset a decline in savings accounts. Interest-bearing demand accounts increased $3.50 million, or 2.62%, from December 31, 2000 to 2001, after increasing $3.32 million, or 2.55%, from 1999 to 2000.

     Columbia is not dependent on brokered deposits or high-priced time deposits. At December 31, 2001, time certificates of deposits in excess of $100,000 totaled $30.07 million, or 7.62% of total outstanding deposits, compared to $27.40 million, or 7.91%, of total outstanding deposits at December 31, 2000, and $19.18 million, or 6.17%, of total outstanding deposits at December 31, 1999. The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2001:

(in thousands)
Three months or less	$29,115
Over three through six months	23,537
Over six months through twelve months	31,612
Over twelve months	32,645

$116,909

Short-Term Borrowings

     The following table sets forth certain information with respect to Columbia’s Federal Home Loan Bank of Seattle borrowings.

	December 31,

(dollars in thousands)	2001	2000	1999	1998	1997

Amount outstanding at end of period	$35,454	$25,520	$10,598	$7,300	$4,600
Weighted average interest rate at end of period	4.00%	6.39%	5.83%	5.41%	5.89%
Maximum amount outstanding at any month-end and during the year	$39,172	$29,053	$10,605	$7,600	$4,600
Average amount outstanding during the period	$32,626	$22,490	$8,801	$6,933	$2,781
Average weighted interest rate during the period	5.26%	6.34%	5.33%	5.53%	5.80%

Stockholders’ Equity and Regulatory Capital

     Stockholders’ equity increased $5.12 million during 2001. Stockholders’ equity at December 31, 2001 was $46.45 million compared to $41.33 million at December 31, 2000. This increase reflects net income and comprehensive income of $7.80 million and $307,000 in exercised stock options. These additions to equity were partially offset by cash dividends paid or declared of $2.57 million.

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for financial holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia’s various capital ratios at December 31, 2001, and December 31, 2000, as compared to regulatory minimums for capital adequacy purposes:

			Regulatory
	December 31, 2001	December 31, 2000	Minimum

Tier I capital	9.40%	9.80%	4.00%
Total risk-based capital	10.60%	11.00%	8.00%
Leverage ratio	8.60%	8.10%	4.00%

Liquidity

     Columbia has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the Federal Home Loan Bank of Seattle and correspondent banks, and net cash provided by operating activities. As of December 31, 2001 the unused and available line of credit totaled $36.81 million. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions, and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale and securities held-to-maturity with maturities occurring in the next three months. At December 31, 2001, these liquid assets totaled $41.47 million or 8.60% of total assets as compared to $66.04 million or 15.87% of total assets at December 31, 2000. Liquidity has declined during the year 2001 as a result of a declining interest rate environment that stimulated strong loan growth that exceeded deposit growth. Columbia has met liquidity needs primarily from maturing and called investment securities and other borrowings.

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2001. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $7.37 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts and reflect dividends paid to stockholders.

     At December 31, 2001, Columbia had outstanding commitments to make loans of $133.91 million. Nearly all of these commitments represented unused portions of credit lines available to consumers under credit card and other arrangements and to businesses. Many of these credit lines will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that Columbia’s sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

Mortgage Group

	Community	Mortgage
	Banking	Banking	Consolidated

December 31, 2001
Net interest income before provision for loan losses	$22,639,245	$855,905	$23,495,150
Noninterest income	5,413,313	4,263,441	9,676,754
Depreciation and amortization	1,694,496	468,857	2,163,353
Impairment of mortgage servicing rights	—	917,729	917,729
Income before provision for income taxes	9,949,154	1,801,375	11,750,529
Total assets	452,259,925	29,946,780	482,206,705
December 31, 2000
Net interest income before provision for loan losses	$20,744,407	$366,374	$24,407,781
Noninterest income	3,972,470	2,794,835	6,767,305
Depreciation and amortization	1,559,997	220,287	1,780,284
Income before provision for income taxes	8,161,401	767,631	8,929,032
Total assets	401,089,595	15,769,420	416,859,015
December 31, 1999
Net interest income before provision for loan losses	$17,503,651	$811,418	$18,315,069
Noninterest income	4,021,985	1,520,692	5,542,677
Depreciation and amortization	1,280,903	144,268	1,425,171
Income before provision for income taxes	7,684,002	434,577	8,118,579
Total assets	353,165,666	8,075,001	361,240,667

     The Mortgage Group has increased total assets during the last three years to $29.95 million at year-ending 2001. Assets were $15.77 million and $8.08 million for years ending 2000 and 1999, respectively. Assets of the Mortgage Group are primarily comprised of real estate loans in the portfolio, real estate loans held for sale, mortgage servicing asset, accrued interest receivable, furniture and equipment. The mortgage servicing asset for years ending 1999, 2000 and 2001, was valued at $1.48 million, $2.76 million and $4.75 million, respectively. CRB uses a servicing portfolio valuation model system in order to comply with Statement of Accounting Standard (SFAS) 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The servicing portfolio valuation model determines the value of the mortgage servicing asset by calculating the results from data input into the system; discount rate, inflation rate, effective tax rate annual servicing cost, servicing premium, stratified loans by term, weighted average term to maturity, weighted average coupon, number of loans serviced and constant prepayment rate. The mortgage servicing asset is then amortized in proportion to and over the period of the estimated life of the servicing income.

     Total income before provision for income taxes increased over the prior three years from 1999 to 2001. Over this three-year period, income before provision for income taxes has increased from $435 thousand in 1999, to $768 thousand in 2000, and to $1.80 million in 2001. The growth in earnings is due to a number of factors, including strong demand for mortgages, especially in the Bend area, a falling interest rate environment and an aggressive sales culture.

Derivative Management

     The Mortgage Group accepts loan applications that typically do not fund and close for 30 to 60 days. During this time, the loan is considered to be in the “open mortgage pipeline”. Once the loan is either funded or closed, it is then removed from the open mortgage pipeline. The loans that comprise the open mortgage pipeline have been priced locked to the borrower; therefor, interest rate fluctuations may result in gains and/or losses from the sale of loans to the secondary market. The risk of price fluctuations to the open mortgage pipeline is managed by the use of derivatives; forward contracts and put options. The underlying securities of the derivatives are mortgage-backed securities, which generally correspond with the composition of the open mortgage pipeline. The structure of the derivatives is intended to serve as a hedge against the impact of rising and falling interest rates. The gain or loss on the hedged item attributable to the hedged risk is recognized in earnings in the same period, as required by Statement of Financial Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities”. As of December 31, 2001, there were $22.04 million in interest rate locked mortgage loans contained in the open mortgage pipeline and the notional amount of the derivatives totaled $19.00 million in forward contract and put option hedges. The difference in amount between the loans in the open mortgage pipeline and the notional amount of the derivatives is due to the risk management practices for anticipating loan fall-out. Loan fall-out occurs when a locked loan in the open mortgage pipeline is closed for reasons other than having been funded by Mortgage Group; the two most common occurrences of fall-out are either when the borrower does not fulfill the real estate purchase contract or the borrower closed their loan with a competing provider of mortgage loans. The risk of fall-out does expose CRB to the changes in value of the derivatives that would be covering non-existent loans in the open mortgage pipeline. This risk is usually greater during periods of falling interest rates when borrowers take advantage of market conditions to shop for lowest mortgage rates amongst competing mortgage loan providers. CRB does monitor this risk and adjusts the derivative coverage over the open mortgage pipeline in order to minimize the risk of losses from fall-out. However, there can be no assurance that fluctuations in interest rates and changes in loan fall-out will not have a material adverse impact on earnings.

Factors That May Affect Future Results of Operations.

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

     Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of CRB’s rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

     Geographic Factors. Economic conditions in the communities we serve could adversely affect our operations. As a result of Columbia’s community bank focus, our results depend largely upon economic and business conditions in our service areas. A deterioration in economic and business conditions in our market areas, particularly in the agricultural and real estate industries on which some of these areas depend, could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations. Further, a downturn in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

     Regulation. We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our stockholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

     Competition. Competition may adversely affect our performance. The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

     Credit Risk. A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset-Liability Management and Interest Rate Sensitivity

     Columbia’s results of operations depend substantially on its net interest income. Interest income and interest expense are affected by general economic conditions and by competition in the marketplace. Columbia’s interest and pricing strategies are driven by its asset-liability management analysis and by local market conditions.

     Columbia seeks to manage its assets and liabilities to generate a stable level of earnings in response to changing interest rates and to manage its interest rate risk. Columbia further strives to serve its communities and customers through deployment of its resources on a corporate-wide basis so that qualified loan demands may be funded wherever necessary in its branch banking system. Asset/liability management involves managing the relationship between interest rate sensitive assets and interest rate sensitive liabilities. If assets and liabilities do not mature or reprice simultaneously, and in equal amounts, the potential for exposure to interest rate risk exists, and an interest rate “gap” is said to be present.

     Rising and falling interest rate environments can have various effects on a bank’s net interest income depending on the interest rate gap, the relative changes in interest rates that occur when assets and liabilities are repriced, unscheduled repayments of loans, early withdrawals of deposits and other factors.

     The following table sets forth the dollar amount of maturing interest-earning assets and interest-bearing liabilities at December 31, 2001, and the difference between them for the maturing or repricing periods indicated. The amounts in the table are derived from Columbia’s internal data, which varies from amounts classified in its financial statements, and, although the information may be useful as a general measure of interest rate risk, the data could be significantly affected by external factors such as prepayments of loans or early withdrawals of deposits. Each of these may greatly influence the timing and extent of actual repricing of interest-earning assets and interest-bearing liabilities.

Estimated Maturity or Repricing at December 31, 2001

(Dollars in thousands)	0-3 Months	4-12 Months		1-5 Years		Over 5 Years		Totals

Interest-Rate-Sensitive Assets:
Interest earning balance due from banks	$1,275	$		$		$		$1,275
Federal funds sold	1,525							1,525
Investments available for sale(1)(2)	4,128		4,714		11,564		469	20,875
Investments held to maturity (2)	50		910		4,314		17,384	22,658
Loans held for sale	18,960							18,960
Loans, net of allowance for loan losses an unearned loan fees	167,521		25,371		111,184		57,247	361,323

Total Interest-Rate-Sensitive Assets	193,459		30,995		127,061		75,100	426,615
Interest-Rate-Sensitive Liabilities:
Savings and interest demand deposits (3)	53,091		43,026		157,626		23,982	277,727
Certificates of deposit	29,115		55,149		31,579		1,065	116,908
Borrowings	5,451		13,500		15,816		1,138	35,905

Total Interest-Rate-Sensitive Liabilities	87,657		111,675		205,021		26,185	430,540

Periodic GAP	$105,801		$(80,681)		$(77,960)		$48,915	$(3,925)

Cumulative Gap	$105,801		$25,120		$(52,840)		$(3,925)

Cumulative Gap as a percentage of assets	21.94%		5.21%		(10.96)%		(0.81)%

(1)	Equity investments have been placed in the 0-3 month category.

(2)	Repricing is based on contractual maturities.

(3)	Repricing is based on estimated average lives

     The overall cumulative gap position is slightly negative since more liabilities than assets reprice during the next year. However, there are certain shortcomings inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods of repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Given these shortcomings, management believes that the above information should not be solely relied upon for measuring the sensitivity of assets and liabilities. It represents one of the tools used by management to assist in the process of understanding the potential impact of interest rate movements on the net interest margin.

     Management also utilizes an interest rate risk model that simulates the effect of interest rate changes on the net interest margin and equity. The most recent asset/liability model analysis indicated that Columbia has some interest rate risk and is deemed to be asset-sensitive. The effect of an asset-sensitive position is that the net interest margin should increase during periods of rising interest rates. However, there can be no assurance that fluctuations in interest rates will not have a material adverse impact on Columbia.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	2001 Quarterly Financial Data

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Income Statement Data
Interest income	$8,539	$8,711	$8,946	$8,882	$35,078
Interest expense	3,262	3,063	2,995	2,263	11,583

Net interest income	5,277	5,648	5,951	6,619	23,495
Loan loss provision	250	375	250	575	1,450

Net interest income after provision for loan losses	5,027	5,273	5,701	6,044	22,045
Noninterest income	1,959	2,911	2,058	2,749	9,677
Noninterest expense	4,575	4,869	5,101	5,427	19,972

Income before provision for income taxes	2,411	3,315	2,658	3,366	11,750
Provision for income taxes	898	1,262	939	1,277	4,376

Net income	$1,513	$2,053	$1,719	$2,089	$7,374

Earnings Per Share
Basic earnings per common share	$0.19	$0.25	$0.21	$0.26	$0.92
Diluted earnings per common share	$0.19	$0.25	$0.21	$0.25	$0.89

	2000 Quarterly Financial Data

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Income Statement Data
Interest income	$7,525	$8,165	$8,720	$8,957	$33,367
Interest expense	2,631	3,066	3,292	3,267	12,256

Net interest income	4,894	5,099	5,428	5,690	21,111
Loan loss provision	399	454	464	380	1,697

Net interest income after provision for loan losses	4,495	4,645	4,964	5,310	19,414
Noninterest income	1,347	1,716	1,831	1,873	6,767
Noninterest expense	3,775	4,233	4,529	4,715	17,252

Income before provision for income taxes	2,067	2,128	2,266	2,468	8,929
Provision for income taxes	791	778	847	889	3,305

Net income	$1,276	$1,350	$1,419	$1,579	$5,624

Earnings Per Share
Basic earnings per common share	$0.16	$0.17	$0.18	$0.20	$0.70

     Additional information called for by this item is contained in Columbia Bancorp’s Annual Report to Stockholders for the year ended December 31, 2001, and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is contained in Columbia’s definitive proxy statement for the annual meeting of stockholders to be held April 25, 2002, and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE

     The information called for by this item is contained in Columbia’s definitive proxy statement for the annual meeting of stockholders to be held April 25, 2002, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in Columbia’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2002, and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in Columbia’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 25, 2002, and is incorporated herein by reference.

Part IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     Pursuant to Item 601 of Regulation S-K, the following exhibits are attached hereto or are incorporated herein by reference.

     (Note: The per share earnings computation statement required by Item 601(b)(11) of Regulation S-K is contained in Note 19 to the Consolidated Financial Statements included in Columbia’s 2001 Annual Report to Stockholders. A copy of this 2001 Annual Report is attached hereto as an exhibit.)

1.	Articles of Incorporation and Bylaws. (Regulation S-K, Item 601, Exhibit Table Item (3)). Columbia’s Articles of Incorporation, as amended, are attached as Exhibit 3 (i) to Columbia’s Form 10-Q for the period ended June 30, 1999 and incorporated herein by reference. Columbia’s Bylaws are attached as Exhibit 15.5 to Columbia’s Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

2.	Material Contracts. (Regulation S-K, Item 601, Exhibit Table Item (10)).

10.1	Employment Agreement of January 26, 2001 between Roger Christensen and Columbia Bancorp, a copy of which is attached hereto.

10.2	Employment Agreement of June 15, 2001 between Greg Spear and Columbia Bancorp, a copy of which is attached hereto.

10.3	Employment Agreement of April 1, 2000 between James McCall and Columbia River Bank, a copy of which is attached hereto.
10.4	Employment Agreement of April 1, 2000 between Craig Ortega and Columbia River Bank, a copy of which is attached hereto.
10.5	Deferred Compensation Agreement of April 1, 1999 between Terry L. Cochran and Columbia Bancorp, a copy of which is attached as Exhibit 10.2 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
10.6	Columbia Bancorp Restated Employee Stock Ownership Plan and Trust Agreement (1999 Restatement), a copy of which is attached as Exhibit 10.4 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

3.	Annual Report to Stockholders. (Regulation S-K, Item 601, Exhibit Table Item (13)). A copy of Columbia’s 2001 Annual Report to Stockholders is attached hereto.

4.	List of Subsidiaries. (Regulation S-K, Item 601, Exhibit Table Item (21)). Attached hereto is a list of Columbia’s subsidiaries as of December 31, 2001.

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the year ended December 31, 2001.

     Upon written request to Columbia’s Chief Financial Officer, Greg B. Spear, P.O. Box 1050, The Dalles, Oregon 97058, a copy of any exhibit referenced herein will be provided to the requesting party upon payment of Columbia’s reasonable copying expense of $.25 per page.

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANCORP

DATED: March 29, 2002	By:

Roger C. Christensen, President & C.E.O. — Columbia and CRB

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED: March 29, 2002	By:

Roger C. Christensen, President & C.E.O. — Columbia and CRB

CHIEF FINANCIAL OFFICER

DATED: March 29, 2002	By

Greg B. Spear, Chief Financial Officer and Chief Accounting Officer — Columbia and CRB

DIRECTORS:

DATED: March 29, 2002	By

Donald T. Mitchell, Director and Chairman

DATED: March 29, 2002	By

Robert L. R. Bailey, Director

DATED: March 29, 2002	By

Charles F. Beardsley, Director

DATED: March 29, 2002	By

Richard E. Betz, Director

DATED: March 29, 2002	By

William A. Booth, Director

DATED: March 29, 2002	By

Dennis L. Carver, Director

SIGNATURES
(Continued)

DATED: March 29, 2002	By

Terry, L. Cochran, Director

DATED: March 29, 2002	By

James J. Doran, Director

DATED: March 29, 2002	By

Jane F. Lee, Director

DATED: March 29, 2002	By

Jean S. McKinney, Director

EXHIBIT INDEX

EXHIBIT		PAGE

10.1	Employment Agreement of January 25, 2001 between Roger Christensen and Columbia Bancorp.
10.2	Employment Agreement of June 15, 2001 between Greg Spear and Columbia Bancorp.
10.3	Employment Agreement of April 1, 2000 between James McCall and Columbia River Bank.
10.4	Employment Agreement of April 1, 2000 between Craig Ortega and Columbia River Bank.
13.1	2001 Annual Report to Stockholders.
21.1	Columbia’s subsidiaries as of December 31, 2001.