Form 10-Q
period 2002-03-31
COLUMBIA BANCORP \OR\
filed 2002-05-14
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                               to

Commission file number 0-27938

COLUMBIA BANCORP

(Exact name of registrant as specified in its charter)

Oregon (State of Incorporation)	93-1193156 (I.R.S. Employer Identification Number)

420 East Third Street, Suite 200
The Dalles, Oregon 97058
(Address of principal executive offices)

(541) 298-6649
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   [X]        NO   [   ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     8,097,982 shares of common stock as of April 30, 2002

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING INFORMATION
OVERVIEW
MATERIAL CHANGES IN FINANCIAL CONDITION
MATERIAL CHANGES IN RESULTS OF OPERATIONS
LOAN LOSS PROVISION
LIQUIDITY AND CAPITAL RESOURCES
Quantitative and Qualitative Disclosures about Market Risk
PART II — OTHER INFORMATION
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES

COLUMBIA BANCORP

FORM 10-Q

MARCH 31, 2002

INDEX

Page
Reference

PART I — FINANCIAL INFORMATION

Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2002 and 2001	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001	5

Consolidated Statements of Changes in Shareholders’ Equity for the periods of December 31, 2000 to March 31, 2002	6

Notes to Consolidated Financial Statements	7-8

Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Forward Looking Information	9
Overview	9
Material Changes in Financial Condition	9-10
Material Changes in Results of Operations	10
Loan Loss Provision	10
Liquidity and Capital Resources	10-11

Quantitative and Qualitative Disclosures about Market Risk	11

PART II — OTHER INFORMATION

Item 5. Other Information	12

Item 6. Exhibits and Reports on Form 8-K	12

Signatures	12

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$16,531,949	$19,813,111
Interest-bearing deposits with other banks	1,659,967	1,275,462
Federal funds sold	20,977	1,525,165

Total cash and cash equivalents	18,212,893	22,613,738
Investment securities available-for-sale	16,481,600	18,802,107
Investment securities held-to-maturity	21,722,189	22,657,264
Restricted equity securities	2,575,700	2,072,300

Total investment securities	40,779,489	43,531,671
Loans held-for-sale	17,896,971	18,959,979
Loans, net of allowance for loan losses and unearned loan fees	377,132,041	361,323,121
Property and equipment, net of depreciation	14,115,279	13,887,846
Goodwill, net of amortization	7,389,094	7,389,094
Accrued interest receivable	3,775,611	3,485,533
Other assets	10,534,464	11,015,723

Total assets	$489,835,842	$482,206,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$104,843,269	$108,521,784
Interest-bearing demand accounts	137,588,384	136,967,524
Savings accounts	32,027,012	32,237,233
Time certificates	125,323,766	116,908,960

Total deposits	399,782,431	394,635,501
Notes payable	36,449,567	35,904,542
Accrued interest payable and other liabilities	5,397,585	5,221,730

Total liabilities	441,629,583	435,761,773

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,090,982 issued and outstanding (8,037,078 at December 31, 2001)	15,015,855	14,679,226
Additional paid-in capital	6,054,368	6,054,368
Retained earnings	26,906,980	25,373,550
Accumulated other comprehensive income, net of taxes	229,056	337,788

Total shareholders’ equity	48,206,259	46,444,932

	$489,835,842	$482,206,705

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,

	2002	2001

INTEREST INCOME
Interest and fees on loans	$8,013,784	$7,670,441
Interest on investments
Taxable investment securities	301,108	548,114
Nontaxable investment securities	206,381	220,925
Other interest income	66,103	99,744

Total interest income	8,587,376	8,539,224
INTEREST EXPENSE
Interest-bearing demand and savings	260,230	1,124,502
Interest on time deposit accounts	1,163,622	1,612,599
Other borrowed funds	358,968	525,706

Total interest expense	1,782,820	3,262,807

NET INTEREST INCOME	6,804,556	5,276,417
PROVISION FOR LOAN LOSSES	400,000	250,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,404,556	5,026,417
NONINTEREST INCOME
Service charges and fees	840,295	711,196
Mortgage Group revenues	380,097	779,477
Credit card discounts and fees	86,220	162,643
Financial services department income	151,567	129,179
Other noninterest income	635,811	234,823

Total noninterest income	2,093,990	2,017,318
NONINTEREST EXPENSE
Salaries and employee benefits	3,005,912	2,583,421
Occupancy expense	468,726	449,559
Goodwill amortization	—	157,156
Credit card processing fees	22,975	115,675
Data processing expense	82,249	54,721
Other noninterest expenses	1,519,001	1,272,914

Total noninterest expense	5,098,863	4,633,446

INCOME BEFORE INCOME TAXES	3,399,683	2,410,289
PROVISION FOR INCOME TAXES	1,218,786	898,609

NET INCOME	$2,180,897	$1,511,680

OTHER COMPREHENSIVE INCOME, NET
Unrealized gain (loss) on AFS securities, net	$(304,977)	$318,246
Reclassification adjustment for gain included in net income	196,245	1,748

	(108,732)	319,994

COMPREHENSIVE INCOME	$2,072,165	$1,831,674

Earnings per share of common stock
Basic	$0.27	$0.19
Diluted	$0.26	$0.19
Weighted average common shares outstanding
Basic	8,063,171	8,033,995
Diluted	8,289,317	8,165,963

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,

	2002	2001

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$2,180,897	$1,511,680
Adjustments to reconcile net income to net cash from operating activities:
Loss (gain) on sale or call of investments	(196,245)	(1,748)
Depreciation and amortization	1,757,185	497,239
Federal Home Loan Bank stock dividend	(35,214)	(26,000)
Provision for loan losses	400,000	250,000
Increase (decrease) in cash due to changes in assets/liabilities
Accrued interest receivable	(290,078)	(58,560)
Other assets	(1,088,553)	(909,368)
Accrued interest payable and other liabilities	175,855	945,437

NET CASH FROM OPERATING ACTIVITIES	2,903,847	2,208,680

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	395,733	7,935,406
Proceeds from maturity of available-for-sale securities	1,750,000	375,000
Proceeds from the maturity of held-to-maturity securities	930,796	187,871
Purchases of held-to-maturity securities	—	(312,137)
Net purchase of restricted equity securities	(468,200)	—
Net change in loans made to customers	(15,145,912)	(19,015,445)
Payments made for purchase of property and equipment	(152,647)	(241,610)

NET CASH FROM INVESTING ACTIVITIES	(12,690,230)	(11,070,915)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	(3,267,876)	(3,728,825)
Net proceeds from time deposits	8,414,806	19,199,384
Net borrowings of debt	545,025	(3,357,170)
Dividends paid	(643,046)	(642,400)
Proceeds from stock options exercised and sales of common stock	336,629	74,118

NET CASH FROM FINANCING ACTIVITIES	5,385,538	11,545,107

NET INCREASE IN CASH AND CASH EQUIVALENTS	(4,400,845)	2,682,872
CASH AND CASH EQUIVALENTS, beginning of period	22,613,738	27,116,631

CASH AND CASH EQUIVALENTS, end of period	$18,212,893	$29,799,503

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$1,834,170	$3,349,593
Taxes paid in cash	$856,000	$19,219
SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of tax	$(108,732)	$319,994
Cash dividend declared and payable after quarter-end	$647,279	$643,496

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

BALANCE, December 31, 2000 (Audited)	8,029,422	$14,461,771	$6,379,393	$20,569,918	$(84,917)	$41,326,165
Stock options exercised	57,656	307,455	—	—	—	307,455
Income tax benefit from stock options exercised	—	—	12,478	—	—	12,478
Stock repurchase	(50,000)	(90,000)	(337,503)			(427,503)
Cash dividend paid or declared	—	—	—	(2,570,085)	—	(2,570,085)
Net Income and Comprehensive Income	—	—	—	7,373,717	422,705	7,796,422

BALANCE, December 31, 2001 (Audited)	8,037,078	$14,679,226	$6,054,368	$25,373,550	$337,788	$46,444,932

Stock options exercised	53,904	336,629				336,629
Income tax benefit from stock options exercised						—
Cash dividend paid or declared				(647,467)		(647,467)
Net Income and Comprehensive Income				2,180,897	(108,732)	2,072,165

BALANCE, March 31, 2002 (Unaudited)	8,090,982	$15,015,855	$6,054,368	$26,906,980	$229,056	$48,206,259

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The interim consolidated financial statements include the accounts of Columbia Bancorp, a financial holding company (“Columbia”), and its wholly-owned subsidiary Columbia River Bank (“CRB”), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results to be anticipated for the year ending December 31, 2002.

2.	Loans and Reserve for Loan Losses

The composition of the loan portfolio was as follows:

	March 31,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Commercial	$70,420,701	$64,163,290
Agriculture	54,906,206	54,934,115
Real estate	232,774,056	223,678,195
Consumer	20,665,889	19,802,296
Other	5,179,123	5,250,634

	383,945,975	367,828,530
Allowance for loan losses	(5,568,834)	(5,311,715)
Deferred loan fees	(1,245,100)	(1,193,694)

	$377,132,041	$361,323,121

Changes in the allowance for loan losses were as follows for the three months ended March 31:

	2002	2001

	(Unaudited)	(Unaudited)
Balance at beginning of period	$5,311,715	$4,577,941
Provision charged to operations	400,000	250,000
Recoveries	43,707	16,591
Loans charged off	(186,589)	(25,668)

Balance at end of period	$5,568,834	$4,818,864

Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at March 31, 2002 and December 31, 2001 were approximately $1,862,365and $889,538, respectively.

At March 31, 2002, Columbia identified loans totaling $111,437 on which the interest rate or payment schedule was modified from original terms to accommodate a borrower’s weakened financial position. There were $113,453 of loans in this category at December 31, 2001.

At March 31, 2002, Columbia had $310,882 in other real estate owned (“OREO”), which represents assets held through loan foreclosure or recovery activities. There was $349,213 in OREO at December 31, 2001.

3.	Earnings Per Share

Basic earning per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under stock option plans. Weighted average shares outstanding consist of common shares outstanding and common stock equivalents attributable to outstanding stock options.

The weighted average number of shares and common share equivalents have been adjusted for all prior stock dividends or splits.

4.	Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

Columbia applied the new rules in accounting for goodwill and other intangible assets during the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $628,623 ($0.02 per diluted share as of March 31, 2002) per year.

During the first quarter of 2002, Columbia performed the first of required impairment tests of goodwill and indefinite lived intangible assets. Columbia has determined that these tests did not require recognition of impairment. Thus, impairment of this accounting principle resulted in no effect on the banks earnings and financial position.

Other issued but not yet required FASB statements are not currently applicable to Columbia’s operations. Management believes these pronouncements will have no material effect upon Columbia’s financial position or results of operations.

5.	Management’s Estimates and Assumptions

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation for the allowance for loan losses and valuation of the mortgage-servicing asset.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     Forward-looking statements with respect to the financial condition, results of operations and the business of Columbia are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation, the impact of competition and interest rates on revenues and margins, and other risks and uncertainties, including statements relating to the year 2002, as may be detailed from time to time in Columbia’s public announcements and filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Columbia does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this press release, other than in its periodic filings with t he SEC, or to reflect the occurrence of unanticipated events.

OVERVIEW

     Highlights for the first quarter of 2002 for Columbia Bancorp (“Columbia”):

•	Net income up 44%, to $2.18 million

•	Return on equity (ROE) increases to 18.30%

•	Net interest margin reported at 6.33%

•	Declared a $0.08 per share dividend

•	Efficiency ratio drops to 57.29%

     Columbia reported net income of $2,180,897, or $.26 per diluted share for the three months ended March 31, 2002. This represented a 44% increase in net income, as compared to $1,511,680, or $.19 per diluted share, for the three months ended March 31, 2001.

     The net income added to shareholders’ equity during the first three months of 2002 was offset, in part, by dividends declared and paid of $647,467. A fourth quarter dividend of $.08 per share was paid February 1 to shareholders of record January 15. On March 29 the Bancorp board of directors declared a first quarter dividend of $.08 per share payable May 1 to shareholders of record April 15. With the payment of the declared dividend, approximately 29% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

     In the first quarter, CRB determined that the book value of its mortgage-servicing asset exceeded fair value on a pre-tax basis by $1.23 million and that recognition of a valuation allowance to our recorded mortgage-servicing asset was necessary. The valuation allowance was influenced primarily by a declining market for mortgage-servicing asset values by third-party investors.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Changes in the balance sheet for the three months ended March 31, 2002 include an increase in total assets, primarily in loans, and an increase in total liabilities, primarily in total deposits.

     At March 31, 2002, total assets increased 1.6%, or approximately $7.6 million, over total assets at December 31, 2001. Major components of the change in total assets were:

•	$15.8 million increase in loans

•	$1.1 million decrease in loans held-for-sale

•	$2.3 million decrease in investment securities available for sale

•	$4.4 million decrease in cash and cash equivalents

•	$.5 million decrease in other assets

     The increase in loans is reflected in increases in Commercial, Real Estate, and Consumer loan categories. Management attributes the increase in real estate and consumer loans to an attractive low interest rate environment as well as to continued penetration within Columbia’s market areas.

     Columbia experienced an increase in deposits of approximately $5.1 million during the first three months of 2002, specifically as follows:

•	Noninterest-bearing deposits decreased $3.7 million

•	Interest-bearing demand deposits increased $.6 million

•	Savings deposits decreased $.2 million

•	Time certificate deposits increased $8.4 million

Management believes deposit increases are due to continuing expansion in current market areas served.

     Notes payable increased $.5 million in the three months ended March 31, 2002. Along with deposit growth, notes payable were used to fund the loan growth experienced in the quarter.

     All other changes experienced in asset and liability categories during the first three months of 2002 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $48,152 for three months ended March 31, 2002 as compared to the same period in 2001. This increase is primarily due to the increase in loans held in 2002 as compared to 2001.

     Total interest expense decreased $1,479,987 for the three months ended March 31, 2002 as compared to the same period in 2001. The decrease in the first three months is primarily due to well-disciplined deposit pricing management and a steady decrease in the interest rate environment over the last twelve months.

     Columbia’s net interest income increased by $1,528,139 for the three months ended March 31, 2002 as compared to the same periods in 2001.

     Noninterest income increased $76,672 for the three months ended March 31, 2002 as compared to the same period in 2001. This increase is primarily attributable to an increase in service charges.

     Noninterest expense increased $465,418 for the three months ended March 31, 2002 as compared to the comparable 2001 period. The increase was primarily attributable to increases in commissions paid resulting from strong mortgage growth and an enhanced incentive compensation program to employees and other expenses. Diluted net income per common share increased to $.26 for the first three months of 2002 from $.19 for the first three months of 2001.

LOAN LOSS PROVISION

     During the three months ended March 31, 2002, Columbia charged a $400,000 loan loss provision to operations, as compared to $250,000 charged during the same period in 2001. Loans charged off, net of loan recoveries, was $142,882 during the three months ended March 31, 2002, as compared to net charged off loans of $9,077 for the like period in 2001.

     Management believes that the reserve for loan losses is adequate for potential loan losses, based on management’s assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Columbia.

LIQUIDITY AND CAPITAL RESOURCES

     Columbia has adopted policies in order to meet the liquidity needs in the financial environment as well as to ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2002. The statement of cash flows includes operating, investing and financing categories. Operating activities include net income of $2,180,897, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit and loan accounts, and reflect the dividend paid to shareholders.

     The Federal Reserve Board (“FRB”) and Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia’s various capital ratios at March 31, 2002, as compared to regulatory minimums.

	At March 31, 2002	Regulatory Minimum

Tier-one capital	9.52%	4%
Total risk-based capital	10.81%	8%
Leverage ratio	8.43%	4%

Quantitative and Qualitative Disclosures about Market Risk

     There has not been a material change in the quantitative and qualitative market risks faced by Columbia from the risk disclosures reported in Columbia’s form 10-K covering the fiscal year ended December 31, 2001.

PART II — OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits — None

(b)	No current reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: May 13, 2002	/s/ Roger L. Christensen Roger L. Christensen President & Chief Executive Officer

Dated: May 13, 2002	/s/ Greg B. Spear Greg B. Spear EVP & Chief Financial Officer