Form 10-Q
period 2002-06-30
COLUMBIA BANCORP \OR\
filed 2002-08-14
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 0-27938

COLUMBIA BANCORP

(Exact name of registrant as specified in its charter)

Oregon (State of incorporation)	93-1193156 (I.R.S. Employer Identification No.)

401 East Third Street, Suite 200
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

8,127,696 shares of common stock as of August 1, 2002

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
SIGNATURES
EXHIBIT 10.1
EXHIBIT 99.1
EXHIBIT 99.2

COLUMBIA BANCORP

FORM 10-Q

June 30, 2002

INDEX

Page
PART I - FINANCIAL INFORMATION	Reference

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001.	3

Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2002 and 2001.	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001.	5

Consolidated Statements of Changes in Shareholders’ Equity for the period December 31, 2000 to June 30, 2002.	6

Notes to Consolidated Financial Statements	7-9

Management’s Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Information	10

Overview	10-11

Material Changes in Financial Condition	11

Material Changes in Results of Operations	11-12

Loan Loss Provision	12

Liquidity and Capital Resources	12-13

Quantitative and Qualitative Disclosures about Market Risk	13

PART II - OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders	14
Item 5 — Other Information	14
Item 6 — Exhibits and Reports on Form 8-K	14

Signatures	14

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$21,517,302	$19,813,111
Interest-bearing deposits with other banks	11,063,420	1,275,462
Federal funds sold	7,524,040	1,525,165

Total cash and cash equivalents	40,104,762	22,613,738
Investment securities available-for-sale	14,930,674	18,802,107
Investment securities held-to-maturity	20,767,219	22,657,264
Restricted equity securities	2,614,000	2,072,300

Total investment securities	38,311,893	43,531,671
Loans held-for-sale	10,628,035	18,959,979
Loans, net of allowance for loan losses and unearned loan fees	411,836,358	361,323,121
Property and equipment, net of depreciation	14,331,905	13,887,846
Goodwill, net of amortization	7,389,094	7,389,094
Accrued interest receivable	4,106,776	3,485,533
Other assets	10,445,685	11,015,723

Total assets	$537,154,508	$482,206,705

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Noninterest-bearing demand deposits	$114,973,397	$108,521,784
Interest-bearing demand accounts	165,000,098	136,967,524
Savings accounts	31,574,371	32,237,233
Time certificates	133,482,792	116,908,960

Total deposits	445,030,658	394,635,501
Notes payable	37,444,933	35,904,542
Accrued interest payable and other liabilities	4,514,527	5,221,730

Total liabilities	486,990,118	435,761,773

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,124,871 issued and outstanding (8,037,078 at December 31, 2001)	15,201,912	14,679,226
Additional paid-in capital	6,054,368	6,054,368
Retained earnings	28,678,187	25,373,550
Accumulated other comprehensive income, net of taxes	229,923	337,788

Total shareholders’ equity	50,164,390	46,444,932

Total liabilities and shareholder’s equity	$537,154,508	$482,206,705

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$8,870,220	$7,952,296	$16,884,004	$15,622,737
Interest on investments
Taxable investment securities	273,365	367,221	574,473	915,335
Nontaxable investment securities	204,445	219,433	410,826	440,358
Other interest income	90,760	171,261	156,863	271,004

Total interest income	9,438,790	8,710,211	18,026,166	17,249,434
INTEREST EXPENSE
Interest-bearing demand and savings	446,430	926,016	706,660	2,050,518
Interest on time deposit accounts	1,226,046	1,725,424	2,389,668	3,338,023
Other borrowed funds	340,228	411,032	699,196	936,737

Total interest expense	2,012,704	3,062,472	3,795,524	6,325,278

NET INTEREST INCOME	7,426,086	5,647,739	14,230,642	10,924,156
PROVISION FOR LOAN LOSSES	700,000	375,000	1,100,000	625,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,726,086	5,272,739	13,130,642	10,299,156
NONINTEREST INCOME
Service charges and fees	1,170,184	760,488	2,010,479	1,471,683
Net Mortgage Group revenues	971,113	1,595,091	1,351,210	2,374,568
Credit card discounts and fees	99,683	82,495	185,903	148,982
Financial services department income	167,525	142,335	319,092	271,516
Other noninterest income	351,011	298,779	986,822	524,601

Total noninterest income	2,759,516	2,879,188	4,853,506	4,791,350
NONINTEREST EXPENSE
Salaries and employee benefits	3,391,604	2,789,701	6,397,516	5,373,122
Occupancy expense	497,824	463,687	966,550	913,246
Goodwill amortization	—	157,156	—	314,312
Credit card processing fees	27,479	23,629	50,454	43,148
Data processing expense	108,122	85,342	190,371	140,063
Other noninterest expenses	1,685,614	1,307,734	3,204,615	2,580,650

Total noninterest expense	5,710,643	4,827,250	10,809,506	9,364,541

INCOME BEFORE INCOME TAXES	3,774,959	3,324,677	7,174,642	5,725,965
PROVISION FOR INCOME TAXES	1,353,323	1,262,733	2,572,109	2,161,342

NET INCOME	$2,421,636	$2,061,944	$4,602,533	$3,564,623

OTHER COMPREHENSIVE INCOME, NET
Unrealized holding gains (losses) arising during the period	$202,746	$(41,417)	$(92,231)	$276,829
Reclassification adjustment for (gains) losses included in net income	(201,879)	25,781	(15,634)	27,529

	867	(15,636)	(107,865)	304,358

COMPREHENSIVE INCOME	$2,422,503	$2,046,309	$4,494,668	$3,868,981

Earnings per share of common stock
Net Income Basic	$0.30	$0.25	$0.57	$0.44
Net Income Diluted	$0.29	$0.25	$0.55	$0.44
Weighted average common shares outstanding
Basic	8,106,077	8,053,575	8,084,743	8,043,839
Diluted	8,349,206	8,214,770	8,338,933	8,178,905

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2002	2001

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$4,602,533	$3,564,623
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale or call of investments	(200,096)	(27,530)
Depreciation and amortization	977,662	1,015,060
Impairment of mortgage servicing asset	1,347,756
Federal Home Loan Bank stock dividend	(73,603)	(54,965)
Provision for loan losses	1,100,000	625,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(621,243)	(228,334)
Other assets	570,038	(2,848,456)
Accrued interest payable and other liabilities	(698,937)	158,116

NET CASH FROM OPERATING ACTIVITIES	7,004,110	2,203,514

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	947,965	18,471,454
Proceeds from maturity of available-for-sale securities	2,750,000	1,475,000
Proceeds from the maturity of held-to-maturity securities	1,871,580	725,856
Purchases of held-to-maturity securities	—	(5,499,452)
Purchases of restricted equity securities	(468,200)	—
Net change in loans made to customers	(44,760,577)	(50,534,901)
Payments made for purchase of property and equipment	(1,021,324)	(626,444)

NET CASH FROM INVESTING ACTIVITIES	(40,680,556)	(35,988,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	33,821,325	2,805,092
Net change in time certificates	16,573,832	22,626,934
Net increase in notes payable	1,540,391	6,659,896
Dividends paid	(1,290,764)	(1,285,623)
Proceeds from stock options exercised and sales of common stock	522,686	184,906

NET CASH FROM FINANCING ACTIVITIES	51,167,470	30,991,205

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,491,024	(2,793,768)
CASH AND CASH EQUIVALENTS, beginning of period	22,613,738	27,116,631

CASH AND CASH EQUIVALENTS, end of period	$40,104,762	$24,322,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$3,720,904	$6,419,407
Taxes paid in cash	$2,916,000	$1,655,219
SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized gain/loss on available-for-sale securities, net of taxes	$(107,865)	$304,358
Cash dividend declared and payable after quarter-end	$649,990	$645,123

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
		Common	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2000	8,029,422	$14,461,771	$6,379,393	$20,569,918	$(84,917)	$41,326,165
(Audited)
Stock options exercised	57,656	307,455	—	—	—	307,455
Income tax benefit from stock options exercised	—	—	12,478	—	—	12,478
Stock repurchase	(50,000)	(90,000)	(337,503)	—	—	(427,503)
Cash dividend paid or declared	—	—	—	(2,570,085)	—	(2,570,085)
Net Income and Comprehensive
Income	—	—	—	7,373,717	422,705	7,796,422

BALANCE, December 31, 2001	8,037,078	$14,679,226	$6,054,368	$25,373,550	$337,788	$46,444,932

(Audited)
Stock options exercised	87,793	522,686	—	—	—	522,686
Cash dividend paid or declared	—	—	—	(1,297,896)	—	(1,297,896)
Net Income and Comprehensive
Income	—	—	—	4,602,533	(107,865)	4,494,668

BALANCE, June 30, 2002	8,124,871	$15,201,912	$6,054,368	$28,678,187	$229,923	$50,164,390

(Unaudited)

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

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of results to be anticipated for the year ending December 31, 2002.

2.	Loans and Reserve for Loan Losses

The composition of the loan portfolio was as follows:

	June 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)

Commercial	$75,747,279	$64,163,290
Agriculture	63,285,412	54,934,115
Real estate	253,447,169	223,678,195
Consumer	21,042,215	19,802,296
Other	5,809,218	5,250,634

	419,331,293	367,828,530
Allowance for loan losses	(6,130,270)	(5,311,715)
Deferred loan fees	(1,364,665)	(1,193,694)

	$411,836,358	$361,323,121

Changes in the allowance for loan losses were as follows for the six months ended June 30:

	2002	2001

	(Unaudited)	(Unaudited)
Balance at beginning of period	$5,311,715	$4,577,941
Provision charged to operations	1,100,000	625,000
Recoveries	146,059	22,670
Loans charged off	(427,504)	(96,115)

Balance at end of period	$6,130,270	$5,129,496

Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at June 30, 2002 and December 31, 2001 were approximately $1,402,815, and $889,538, respectively.

At June 30, 2002, Columbia identified loans totaling $109,569 on which the interest rate or payment schedules were modified from original terms to accommodate borrowers’ weakened financial positions. There were $113,453 of loans in this category at December 31, 2001.

At June 30, 2002, Columbia had no balance in other real estate owned (“OREO”), which represents assets held through loan foreclosure or recovery activities. There was $349,213 in OREO at December 31, 2001.

3.	Segment Information

Columbia operates two primary segments, the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, Columbia River Bank, which operates 14 bank branches in Oregon and two branches in Washington. The Bank offers loan, investment, and deposit products to its customers who range from individuals to medium-size agricultural and commercial companies. The mortgage banking segment consists of Columbia Mortgage Group, headquartered in Bend, Oregon, with an additional eight offices in Oregon. Columbia Mortgage Group offers a full range of mortgage lending services and products to its clients.

During the first two quarters of 2002, the mortgage servicing asset value was reduced by $1,347,756. The impact of this valuation adjustment is reflected in the year-to-date loss for 2002 of ($346,133) on a before tax basis. Since year 2001, management has adjusted some of the accounting processes for the Mortgage Group. This factor causes differences in the segment information for the two six-month periods.

Financial information that Columbia’s management uses to evaluate the reportable segments and the reconciliation to Columbia’s consolidated results are summarized as follows:

	Community	Mortgage
	Banking	Banking	Consolidated

Six months ended June 30, 2002
Net interest income before provision for loan losses	$13,997,466	$233,176	$14,230,642
Noninterest income	3,502,296	1,351,210	4,853,506
Depreciation and amortization	526,123	451,539	977,662
Impairment of mortgage servicing rights	—	1,347,756	1,347,756
Income before provision for income taxes	7,520,775	(346,133)	7,174,642
Total assets	517,235,399	19,919,109	537,154,508
Six months ended June 30, 2001
Net interest income before provision for loan losses	$10,531,689	$392,467	$10,924,156
Noninterest income	2,628,038	2,374,568	5,002,606
Depreciation and amortization	847,328	167,732	1,015,060
Income before provision for income taxes	4,507,559	1,218,406	5,725,965
Total assets	418,663,917	32,789,827	451,453,744

4.	Earnings Per Share

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

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that Statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This Statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This Statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

Other issued but not yet required FASB statements are not currently applicable to Columbia’s operations. Management believes these pronouncements will have no material effect upon Columbia’s financial position or results of operations.

6.	Management’s Estimates and Assumptions

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

OVERVIEW

     Highlights for the second quarter to date (“QTD”) and year to date (“YTD”) of 2002 as compared to the same periods in 2001 for Columbia Bancorp (“Columbia”):

•	QTD net income up 17%, to $2.42 million	•	YTD net income up 29%, to $4.60 million
•	QTD return on equity (ROE) increases to 19.45%	•	YTD return on equity (ROE) increases to 18.96%
•	QTD net interest margin reported at 6.44%	•	YTD net interest margin reported at 6.39%
•	QTD efficiency ratio drops to 56.07%	•	YTD efficiency ratio drops to 56.64%

     Columbia reported net income of $4,602,533, or $.55 per diluted share for the six months ended June 30, 2002. This represented a 29% increase in net income, as compared to $3,564,623, or $.44 per diluted share, for the six months ended June 30, 2001.

     The net income added to shareholders’ equity during the first six months of 2002 was offset, in part, by dividends declared and paid of $1,297,896. A first quarter dividend of $.08 per share was paid May 1 to shareholders of record on April 15. On June 25 the Bancorp Board of Directors declared a second quarter dividend of $.08 per share payable August 1 to shareholders of record on July 15. With the payment of the declared dividend, approximately 28% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

     The book value of the mortgage-servicing asset as of the quarter ended June 30, 2002 was $5.7 million. Columbia is servicing $481.1 million in mortgage loans, or a 1.19 multiple of the mortgage-servicing asset. Management believes improved risk management measures, lower capitalization rates and reduced amortization lives have improved the overall quality of the mortgage-servicing asset.

     The open mortgage pipeline as of June 30, 2002, consisted of $17,351,745 in locked loans. These loans were covered by derivatives that included $16 million in forward call options and $2 million in put options. The purpose of hedging the open mortgage pipeline is to reduce the risk of exposure to interest rate volatility. The unrealized value of the mortgage loans was a gain of $130,601 and the unrealized loss on the derivative contracts was ($126,602), for a net open position of $3,999.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Changes in the balance sheet for the six months ended June 30, 2002 include an increase in total assets, primarily in loans, interest bearing deposits with other banks and fed funds, and an increase in total liabilities, primarily in total deposits.

     At June 30, 2002, total assets increased 11.4%, or approximately $54.9 million, over total assets at December 31, 2001. Major components of the change in total assets were:

•	$51.5 million increase in gross loans

•	$8.3 million decrease in loans held-for-sale

•	$3.9 million decrease in investment securities available for sale

•	$17.5 million increase in cash and cash equivalents

     The increase in loans is reflected in increases in all loan categories, including agriculture, commercial, real estate and consumer loan categories. Management attributes the increase in real estate loans to a continued diversified growth in the Bend real estate market. The attractive low interest rate environment as well as the continued penetration within Columbia’s market areas has also affected the growth in real estate loans as well as all other categories.

     The increase in assets over the last six months was funded by strong deposit growth of $50.4 million, specifically as follows:

•	Noninterest-bearing deposits increased $6.5 million

•	Interest-bearing demand deposits increased $28.0 million

•	Savings deposits decreased $0.7 million

•	Time certificate deposits increased $16.6 million

Interest-bearing deposit increases are due to the promotion of a new premium money market account, while increases in time certificates are due to the purchase of brokered certificates of deposit. Columbia had $26.3 million in brokered certificates of deposit at June 30, 2002.

     Notes payable increased $1.5 million in the six months ended June 30, 2002. Along with deposit growth, notes payable were used to fund the loan growth experienced in the quarter. Because the deposit growth exceeded net loan growth, Columbia increased its overall federal funds sold by $6.0 million and interest bearing deposits with other banks, primarily funds held at Federal Home Loan Bank, by $9.8 million.

     All other changes experienced in asset and liability categories during the first six months of 2002 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $776,732 for the six months ended June 30, 2002, and $728,579 for the quarter ended June 30, 2002, as compared to the same period in 2001. This increase is primarily due to the increase in loans held in 2002 as compared to 2001.

     Total interest expense decreased $2,529,754 or 40% for the six months ended June 30, 2002, or $1,049,768 or 34% for the quarter ended June 30, 2002, as compared to the same periods in 2001. The decrease is primarily due to well-disciplined deposit pricing management and a steady decrease in the interest rate environment over the last fifteen months.

     Columbia’s net interest income increased by $3,306,486 for the six months ended June 30, 2002 and $1,778,347 for the quarter ended June 30, 2002, as compared to the same periods in 2001. Management believes the increase in net interest income is primarily due to higher loan volumes producing greater interest income, specifically real estate construction lending where loan interest and fee income increased $1.8 million for the six months ended June 30, 2002 over the same period the prior year, which exceeded the interest expense incurred to fund this growth.

     Noninterest income decreased $149,100 for the six months ended June 30, 2002, and $234,772 for the quarter ended June 30, 2002, as compared to the same periods in 2001. This decrease is primarily attributable to a decrease in net Mortgage Group revenue by $1.0 million for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, as a result of the first quarter mortgage servicing asset valuation adjustment of $1.2 million. The decrease was offset in part by an increase in net NSF fees of $595,111 year to date over the previous year, due to management’s implementation of a new overdraft product called Bounce Protection. This product is an overdraft privilege, where as long as the account is in good standing, Columbia may honor overdrafts up to the Bounce Protection limit on the account while collecting the standard NSF fee.

     Noninterest expense increased $1,233,709 for the six months ended June 30, 2002, and $768,293 for the quarter ended June 30, 2002, as compared to the comparable 2001 periods. The increase was primarily attributable to an enhanced incentive compensation program to employees and other expenses which were impacted by the increase in business volumes. Diluted net income per common share increased to $.55 for the first six months of 2002 from $.44 for the first six months of 2001, and $.29 for the quarter ended June 30, 2002 as compared to $.25 for the same quarter in 2001.

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

     Columbia applied the new rules in accounting for goodwill and other intangible assets during the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $314,311 for the first six months of 2002.

LOAN LOSS PROVISION

     During the six months ended June 30, 2002, Columbia charged a $1,100,000 loan loss provision to operations, as compared to $625,000 charged during the same period in 2001. Loans charged off, net of loan recoveries, was $281,445 during the six months ended June 30, 2002, as compared to net charged off loans of $73,445 for the like period in 2001.

     Management believes that the reserve for loan losses is adequate for potential loan losses, based on management’s assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Columbia.

LIQUIDITY AND CAPITAL RESOURCES

     Columbia has adopted policies in order to meet the liquidity needs in the financial environment as well as to ensure sufficient funds are available to meet customers needs for borrowing and deposit withdrawals. Generally, Columbia’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, brokered certificate of deposit and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

     The second quarter of 2002 saw an increase in Columbia’s liquidity position as a result of the demand deposit growth, specifically the new premium money market account. As of June 30, 2002, this premium money market account had a combined total balance of $40 million.

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2002. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities was $7.0 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit and loan accounts, and reflect the dividends paid to shareholders.

     Columbia’s capital was leveraged to meet loan growth during the second quarter 2002. Management plans to manage the balance sheet during the remainder of the year in order to remain well capitalized.

     The Federal Reserve Board (“FRB”) and Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia’s various capital ratios at June 30, 2002, as compared to regulatory minimums.

	At June 30, 2002	Regulatory Minimum

Tier-one capital	9.01%	4%
Total risk-based capital	10.26%	8%
Leverage ratio	8.27%	4%

Quantitative and Qualitative Disclosures about Market Risk

     There has not been a material change in the quantitative and qualitative market risks faced by Columbia from the risk disclosures reported in Columbia’s form 10-K covering the fiscal year ended December 31, 2001.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of Columbia Bancorp was held April 25, 2002. At the meeting, two items, the Election of Directors of Bancorp and the amendment of the 1999 Columbia Bancorp Stock Incentive Plan, were put to a vote of the shareholders.

     The following shows the results of the election of directors for Columbia Bancorp including term to be served for each director:

	For Term Ended	Votes "For"	Votes "Against"	Votes "Abstained"

Robert L.R. Bailey	2005	6,330,076	92,252	0
Dennis L. Carver	2005	6,331,222	91,108	0
James J. Doran	2005	6,338,898	83,432	0
Donald T. Mitchell	2005	6,339,353	82,977	0

     Directors continuing in office include Charles F. Beardsley, William A. Booth, Roger L. Christensen, Terry L. Cochran, Richard E. Betz, Jane F. Lee, and Jean S. McKinney.

     The following shows the results of the voting of the amendment of the 1999 Columbia Bancorp Stock Incentive Plan:

Votes "For"	Votes "Against"	Votes "Abstained"	Broker Non Votes	Total Voted

3,964,885	1,017,688	73,395	1,367,362	6,422,330

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit 10.1 — Columbia Bancorp 1999 Stock Incentive Plan

(b)	Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350

(c)	Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350

(d)	No current reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP
Dated: August 13, 2002	/s/ Roger L. Christensen

Roger L. Christensen President & Chief Executive Officer

Dated: August 13, 2002	/s/ Greg B. Spear

Greg B. Spear EVP & Chief Financial Officer