Form 10-Q
period 2002-09-30
COLUMBIA BANCORP \OR\
filed 2002-11-14
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

     8,170,809 shares of common stock as of October 29, 2002

CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II — OTHER INFORMATION
Item 4. Disclosure Controls and Procedure Report
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 99.1
EXHIBIT 99.2
EXHIBIT 99.3

COLUMBIA BANCORP

FORM 10-Q

September 30, 2002

INDEX

Page
Reference

PART I — FINANCIAL INFORMATION
Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3
Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2002 and 2001	4
Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001	5
Consolidated Statements of Changes in Shareholders’ Equity for the period December 31, 2000 to September 30, 2002	6
Notes to Consolidated Financial Statements	7-11
Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Forward Looking Information	12
Overview	12-13
Material Changes in Financial Condition	13
Material Changes in Results of Operations	13-14
Loan Loss Provision	14
Liquidity and Capital Resources	15
Quantitative and Qualitative Disclosures about Market Risk	15
Critical Accounting Policies	15

PART II — OTHER INFORMATION
Item 4. Disclosure Controls and Procedures Report	16
Item 5. Other Information	16
Item 6. Exhibits and Reports on Form 8-K	17
Signatures	17

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$21,735,766	$19,813,111
Interest-bearing deposits with other banks	22,802,307	1,275,462
Federal funds sold	13,800,000	1,525,165

Total cash and cash equivalents	58,338,073	22,613,738
Investment securities available-for-sale	13,127,154	18,802,107
Investment securities held-to-maturity	20,081,849	22,657,264
Restricted equity securities	2,653,300	2,072,300

Total investment securities	35,862,303	43,531,671
Loans held-for-sale	8,913,445	18,959,979
Loans, net of allowance for loan losses and unearned loan fees	412,107,122	361,323,121
Property and equipment, net of depreciation	14,275,984	13,887,846
Goodwill, net of amortization	7,389,094	7,389,094
Accrued interest receivable	4,435,381	3,485,533
Other assets	10,500,936	11,015,723

Total assets	$551,822,338	$482,206,705

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$127,779,252	$108,521,784
Interest-bearing demand accounts	180,661,511	136,967,524
Savings accounts	32,612,025	32,237,233
Time certificates	122,912,262	116,908,960

Total deposits	463,965,050	394,635,501
Notes payable	30,740,060	35,904,542
Accrued interest payable and other liabilities	4,794,266	5,221,730

Total liabilities	499,499,376	435,761,773

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,161,409 issued and outstanding (8,037,078 at December 31, 2001)	15,494,524	14,679,226
Additional paid-in capital	6,054,368	6,054,368
Retained earnings	30,549,725	25,373,550
Accumulated other comprehensive income, net of taxes	224,345	337,788

Total shareholders’ equity	52,322,962	46,444,932

Total liabilities and shareholders’ equity	$551,822,338	$482,206,705

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$9,273,326	$8,285,519	$26,157,330	$23,908,256
Interest on investments
Taxable investment securities	253,925	357,627	828,398	1,272,962
Nontaxable investment securities	199,683	216,651	610,509	657,009
Other interest income	114,750	86,889	271,613	357,893

Total interest income	9,841,684	8,946,686	27,867,850	26,196,120
INTEREST EXPENSE
Interest-bearing demand and savings	561,031	858,999	1,267,691	2,909,517
Interest on time deposit accounts	1,175,237	1,641,520	3,564,905	4,979,543
Interest on other borrowed funds	338,619	494,229	1,037,815	1,430,966

Total interest expense	2,074,887	2,994,748	5,870,411	9,320,026

NET INTEREST INCOME	7,766,797	5,951,938	21,997,439	16,876,094
PROVISION FOR LOAN LOSSES	600,000	250,000	1,700,000	875,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,166,797	5,701,938	20,297,439	16,001,094
NONINTEREST INCOME
Service charges and fees	1,048,565	762,477	3,059,044	2,234,160
Net Mortgage Group revenues	404,961	703,414	1,756,171	3,077,982
Credit card discounts and fees	131,529	262,832	317,432	623,070
Financial services department income	139,928	104,484	459,020	376,000
Other noninterest income	511,837	225,358	1,498,659	749,959

Total noninterest income	2,236,820	2,058,565	7,090,326	7,061,171
NONINTEREST EXPENSE
Salaries and employee benefits	3,423,977	2,882,801	9,821,493	8,255,923
Occupancy expense	527,649	450,096	1,494,199	1,363,342
Goodwill amortization	—	157,155	—	471,467
Credit card processing fees	28,227	178,663	78,681	433,067
Data processing expense	85,104	84,391	275,475	224,454
Other noninterest expenses	1,476,152	1,348,848	4,680,767	3,929,498

Total noninterest expense	5,541,109	5,101,954	16,350,615	14,677,751

INCOME BEFORE INCOME TAXES	3,862,508	2,658,549	11,037,150	8,384,514
PROVISION FOR INCOME TAXES	1,338,008	938,253	3,910,117	3,099,595

NET INCOME	$2,524,500	$1,720,296	$7,127,033	$5,284,919

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Unrealized holding gains (losses) arising during the period	$(210,152)	97,737	$(313,539)	374,566
Reclassification adjustment for (gains) losses included in net income	215,730	(162)	200,096	27,368

	5,578	97,575	(113,443)	401,934

COMPREHENSIVE INCOME	$2,530,078	$1,817,871	$7,013,590	$5,686,853

Earnings per share of common stock
Basic	$0.31	$0.21	$0.88	$0.66
Diluted	$0.30	$0.21	$0.85	$0.65
Weighted average common shares outstanding
Basic	8,135,574	8,015,308	8,101,872	8,034,040
Diluted	8,385,738	8,182,086	8,369,880	8,172,441

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,

	2002	2001

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$7,127,033	$5,284,919
Adjustments to reconcile net income to net cash from operating activities:
Gain on sale or call of investments	(296,548)	(27,368)
Depreciation and amortization	1,546,999	1,217,346
Impairment of mortgage servicing asset	1,948,580	355,000
Federal Home Loan Bank stock dividend	(112,994)	(88,255)
Provision for loan losses	1,700,000	875,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(949,848)	(418,044)
Other assets	(1,395,504)	(3,230,459)
Accrued interest payable and other liabilities	(427,464)	2,760,812

NET CASH FROM OPERATING ACTIVITIES	9,140,254	6,728,951

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	1,437,013	18,471,453
Proceeds from maturity of available-for-sale securities	4,050,000	2,475,000
Proceeds from the maturity of held-to-maturity securities	2,544,950	1,177,751
Purchases of held-to-maturity securities	—	(5,499,452)
Net purchase of restricted equity securities	(468,200)	(275,700)
Net change in loans made to customers	(42,437,467)	(76,340,719)
Payments made for purchases of property and equipment	(1,581,778)	(460,385)

NET CASH FROM INVESTING ACTIVITIES	(36,455,482)	(60,452,052)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	63,326,247	28,225,294
Net proceeds from time deposits	6,003,302	21,170,219
Net increase (decrease) in notes payable	(5,164,482)	13,538,920
Dividends paid	(1,940,802)	(1,931,259)
Proceeds from stock options exercised and sales of common stock	815,298	133,934

NET CASH FROM FINANCING ACTIVITIES	63,039,563	61,137,108

NET INCREASE IN CASH AND CASH EQUIVALENTS	35,724,335	7,414,007
CASH AND CASH EQUIVALENTS, beginning of period	22,613,738	27,116,631

CASH AND CASH EQUIVALENTS, end of period	$58,338,073	$34,530,638

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$5,652,182	$9,383,289
Taxes paid in cash	$2,916,000	$2,170,219
SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized gain (loss) on available-for-sale securities, net of taxes	$(113,443)	$401,934
Cash dividend declared and payable after quarter-end	$652,913	$641,658

See accompanying notes

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
		Common	Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2000 (Audited)	8,029,422	$14,461,771	$6,379,393	$20,569,918	$(84,917)	$41,326,165
Stock options exercised	57,656	307,455	—	—	—	307,455
Income tax benefit from stock options exercised	—	—	12,478	—	—	12,478
Stock repurchase	(50,000)	(90,000)	(337,503)			(427,503)
Cash dividend paid or declared	—	—	—	(2,570,085)	—	(2,570,085)
Net Income and Comprehensive Income	—	—	—	7,373,717	422,705	7,796,422

BALANCE, December 31, 2001 (Audited)	8,037,078	$14,679,226	$6,054,368	$25,373,550	$337,788	$46,444,932

Stock options exercised	124,331	815,298				815,298
Cash dividend paid or declared				(1,950,858)		(1,950,858)
Net Income and Comprehensive Income				7,127,033	(113,443)	7,013,590

BALANCE, September 30, 2002 (Unaudited)	8,161,409	$15,494,524	$6,054,368	$30,549,725	$224,345	$52,322,962

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

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

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of results to be anticipated for the year ending December 31, 2002.

2. Loans and Reserve for Loan Losses

The composition of the loan portfolio was as follows:

	September 30,	December 31,
	2002	2001

	(Unaudited)	(Audited)
Commercial	$75,554,522	$64,163,290
Agriculture	61,266,590	54,934,115
Real estate	257,055,506	223,678,195
Consumer	20,647,428	19,802,296
Other	5,286,940	5,250,634

	419,810,986	367,828,530
Allowance for loan losses	(6,427,163)	(5,311,715)
Deferred loan fees	(1,276,701)	(1,193,694)

	$412,107,122	$361,323,121

     Changes in the allowance for loan losses were as follows for the nine months ended September 30:

	2002	2001

	(Unaudited)	(Unaudited)
Balance at beginning of period	$5,311,715	$4,577,941
Provision charged to operations	1,700,000	875,000
Recoveries	176,818	57,576
Loans charged off	(761,370)	(170,844)

Balance at end of period	$6,427,163	$5,339,673

Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at September 30, 2002 and December 31, 2001 were approximately $936,934, and $889,538, respectively.

At September 30, 2002, Columbia identified loans totaling $28,285 on which the interest rate or payment schedules were modified from original terms to accommodate borrowers’ weakened financial positions. Loans in this category totaled $113,453 at December 31, 2001.

At September 30, 2002, Columbia had $553,100 in other real estate owned (“OREO”), which represents assets held through loan foreclosure or recovery activities. There was $349,213 in OREO at December 31, 2001. These amounts are identified in “other assets” on the balance sheet.

3.	Segment Information

Columbia operates two primary segments; the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, Columbia River Bank, which operates 14 bank branches in Oregon and two branches in Washington. The Bank offers loan, investment, and deposit products to its customers who range from individuals to medium-sized agricultural and commercial companies. The mortgage banking segment consists of Columbia Mortgage Group, headquartered in Bend, Oregon, with an additional nine offices in Oregon. Columbia Mortgage Group offers a full range of mortgage lending services and products to its clients.

During the first three quarters of 2002, the mortgage servicing asset value was reduced by $1,948,580. The impact of this valuation adjustment is reflected in the year-to-date loss for 2002 on mortgage banking activities of ($427,825) on a before-tax basis. Subsequent to the year ended December 31, 2001, management evaluated the internal controls and accounting processes of the Mortgage Group. As a result of this evaluation, certain activities were reclassified for internal financial statement purposes, thus affecting account level detail of the internal segment reporting process. For example, secondary marketing activities, such as gains and losses on mortgage loan sales, derivative gains and losses, and unrealized net pipeline gains and losses, are currently aggregated as a line item under non-interest income. Prior to December 31, 2001, related gains were reported in non-interest income and related losses were reported in non-interest expense. Due to the overall volume and nature of transactions that impact secondary marketing activities, management determined it to be impracticable and of minimal benefit to restate prior interim periods for these account reclassification changes. The overall performance of the Bank and the overall composition of the reportable segments remain unchanged as a result of these internal segment reporting process changes.

Financial information that Columbia’s management uses to evaluate the reportable segments and the reconciliation to Columbia’s consolidated results are summarized as follows:

	Community	Mortgage
	Banking	Banking	Consolidated

Nine months ended September 30, 2002
Net interest income before provision for loan losses	$21,614,379	$383,060	$21,997,439
Noninterest income	4,927,775	2,162,551	7,090,326
Depreciation and amortization	824,006	722,993	1,546,999
Impairment of mortgage servicing rights	—	1,948,580	1,948,580
Income before provision for income taxes	11,464,975	(427,825)	11,037,150
Total assets	535,803,032	16,019,306	551,822,338
Nine months ended September 30, 2001
Net interest income before provision for loan losses	$16,249,443	$626,651	$16,876,094
Noninterest income	3,555,234	3,505,937	7,061,171
Depreciation and amortization	913,565	303,781	1,217,346
Impairment of mortgage servicing rights	—	355,000	355,000
Income before provision for income taxes	6,603,411	1,781,103	8,384,514
Total assets	437,766,760	44,439,945	482,206,705

4.	Earnings Per Share

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

In October 2002, the FASB issued FASB Statement No. 147, “Acquisitions of Certain Financial Institutions.” This Statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The provisions of Statement 147 reflect the following important conclusions reached by the Board:

The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No.142, Goodwill and Other Intangible Assets. Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” will not apply after September 30, 2002. If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements. The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied. (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002). Those transition provisions are effective on October 1, 2002; however, early application is permitted.

The scope of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

Columbia’s management does not expect that the application provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

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

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses and valuation of the mortgage-servicing asset.

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

OVERVIEW

     Highlights for the third quarter to date (“QTD”) and year to date (“YTD”) of 2002 as compared to the same periods in 2001 for Columbia Bancorp (“Columbia”) are as follows:

•	QTD net income up 47%, to $2.52 million

•	QTD return on equity (ROE) increases to 19.58%

•	QTD net interest margin reported at 6.42%

•	QTD efficiency ratio drops to 55.39%

•	YTD net income up 35%, to $7.13 million

•	YTD return on equity (ROE) increases to 19.22%

•	YTD net interest margin reported at 6.40%

•	YTD efficiency ratio drops to 56.21%interest margin reported at 6.39%

     Columbia reported net income of $7,127,033, or $.85 per diluted share for the nine months ended September 30, 2002. This represented a 35% increase in net income, as compared to $5,284,919, or $.65 per diluted share for the nine months ended September 30, 2001.

     The net income added to shareholders’ equity during the first nine months of 2002 was offset, in part, by dividends declared and paid of $1,950,858. A second quarter dividend of $.08 per share was paid August 1 to shareholders of record on July 15. On September 25 the Bancorp Board of Directors declared a third quarter dividend of $.08 per share payable November 1 to shareholders of record on October 15. With the payment of the declared dividend, approximately 27% of earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

     The book value of the mortgage-servicing asset as of the quarter ended September 30, 2002 was $5.2 million. Columbia is servicing $478.3 million in mortgage loans, or a 1.09 multiple of the mortgage-servicing asset. Management believes improved risk management measures, lower capitalization rates and reduced amortization lives have improved the overall quality of the mortgage-servicing asset.

     The open mortgage pipeline as of September 30, 2002, consisted of $31,362,543 in locked loans. These loans were covered by derivatives that included $25 million in forward call options. The purpose of hedging the open mortgage pipeline is to reduce the risk of exposure to interest rate volatility. The unrealized value of the mortgage loans was a gain of $182,618 and the unrealized loss on the derivative contracts was ($145,820), for a net open position of $36,798.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Changes in the balance sheet for the nine months ended September 30, 2002 include an increase in total assets, primarily in loans, interest bearing deposits with other banks and fed funds, and an increase in total liabilities, primarily in total deposits.

     At September 30, 2002, total assets increased 14.4%, or approximately $69.6 million, over total assets at December 31, 2001. Major components of the change in total assets were (since 12/31/01):

•	$52.0 million increase in gross loans

•	$10.0 million decrease in loans held-for-sale

•	$5.7 million decrease in investment securities available for sale

•	$35.7 million increase in cash and cash equivalents

     The increase in loans is reflected in all loan categories including agriculture, commercial, real estate and consumer. Management attributes the increase in real estate loans to a continued diversified growth in the Bend real estate market. The attractive low interest rate environment as well as the continued penetration within Columbia’s market areas has also affected the growth in real estate loans as well as all other categories.

     The increase in assets over the last nine months was funded by strong deposit growth of $69.3 million, specifically as follows:

•	Noninterest-bearing deposits increased $19.3 million

•	Interest-bearing demand deposits increased $43.7 million

•	Savings deposits increased $0.4 million

•	Time certificate deposits increased $6.0 million

     Interest-bearing deposit increases are due to the promotion of a new premium money market account, while increases in time certificates are due to the purchase of brokered certificates of deposit. Columbia had $20.3 million in brokered certificates of deposit at September 30, 2002.

     Notes payable decreased $5.2 million in the nine months ended September 30, 2002. Because the deposit growth exceeded net loan growth, Columbia was able to decrease its borrowings, increase its overall federal funds sold by $12.3 million and its interest bearing deposits with other banks, primarily funds held at Federal Home Loan Bank, by $21.5 million.

     All other changes experienced in asset and liability categories during the first nine months of 2002 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $1,671,730 for the nine months ended September 30, 2002, and $894,998 for the quarter ended September 30, 2002, as compared to the same periods in 2001. This increase is primarily due to the increase in loans held in 2002 as compared to 2001.

     Total interest expense decreased $3,449,615 or 37.0% for the nine months ended September 30, 2002, or $919,861 or 30.7% for the quarter ended September 30, 2002, as compared to the same periods in 2001. The decrease is primarily due to well-disciplined deposit pricing management and a steady decrease in the interest rate environment over the last eighteen months.

     Columbia’s net interest income increased by $5,121,345 for the nine months ended September 30, 2002 and $1,814,859 for the quarter ended September 30, 2002, as compared to the same periods in 2001. Management believes the increase in net interest income is due primarily to higher loan volumes producing greater interest income, specifically real estate construction lending where loan interest and fee income increased $3.2 million for the nine months ended September 30, 2002 over the same period the prior year. The increases in interest income exceeded the interest expense incurred to fund this growth.

     Noninterest income increased $29,155 for the nine months ended September 30, 2002, and $178,255 for the quarter ended September 30, 2002, as compared to the same periods in 2001. This slight increase is attributable primarily to an increase in net Non-Sufficient Funds (“NSF”) fees of $900,263 year to date over the previous year, due to management’s implementation of a new overdraft product called Bounce Protection. This product is an overdraft privilege, where as long as the account is in good standing, Columbia may honor overdrafts up to the Bounce Protection limit on the account while collecting the standard NSF fee. Net Mortgage Group revenue decreased $1.6 million for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The $1.9 million in mortgage servicing asset valuation adjustments during 2002 prevented the increase in noninterest income from being any larger.

     Noninterest expense increased $1,672,864 for the nine months ended September 30, 2002, and $439,155 for the quarter ended September 30, 2002, as compared to the comparable 2001 periods. The increase was primarily attributable to an enhanced incentive compensation program for employees and other expenses which were impacted by the increase in business volumes. Diluted net income per common share increased to $.85 for the first nine months of 2002 from $.65 for the first nine months of 2001, and $.30 for the quarter ended September 30, 2002 as compared to $.21 for the same quarter in 2001.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) are no longer amortized and are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

     Columbia applied the new rules in accounting for goodwill and other intangible assets during the first quarter of 2002. Application of the nonamortization provisions of the Statement resulted in an increase in net income of $471,467 for the first nine months of 2002.

LOAN LOSS PROVISION

     During the nine months ended September 30, 2002, Columbia charged a $1,700,000 loan loss provision to operations, as compared to $875,000 charged during the same period in 2001. Loans charged off, net of loan recoveries, was $584,552 during the nine months ended September 30, 2002, as compared to net charged off loans of $113,268 for the same period in 2001.

     Management believes that the reserve for loan losses is adequate for potential loan losses, based on management’s assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Columbia.

LIQUIDITY AND CAPITAL RESOURCES

     Columbia has adopted policies in order to meet the liquidity needs in the financial environment as well as to ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets, brokered certificates of deposit and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

     The third quarter of 2002 saw an increase in Columbia’s liquidity position as a result of the demand deposit growth, specifically the new premium money market account. As of September 30, 2002, this premium money market account had a combined total balance of $49 million.

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2002. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities was $9.1 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities, and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit and loan accounts, and reflect the dividends paid to shareholders.

     Columbia’s capital was leveraged to meet loan growth during the third quarter 2002. Management plans to manage the balance sheet during the remainder of the year in order to remain well capitalized.

     The Federal Reserve Board (“FRB”) and Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia’s various capital ratios at September 30, 2002, as compared to regulatory minimums.

	At September 30, 2002	Regulatory Minimum

Tier-one capital	9.36%	4%
Total risk-based capital	10.61%	8%
Leverage ratio	8.30%	4%

Quantitative and Qualitative Disclosures about Market Risk

     There has not been a material change in the quantitative and qualitative market risks faced by Columbia from the risk disclosures reported in Columbia’s form 10-K covering the fiscal year ended December 31, 2001.

CRITICAL ACCOUNTING POLICIES

     Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified two policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of our consolidated financial statements. These policies relate to the valuation of our mortgage-servicing asset, rate lock commitments and the methodology for the determination of our allowance for loan losses.

     There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These policies and the judgments, estimates and assumptions are described in greater detail in the preceding sections of Management’s Discussion and Analysis and in Note 1 to the consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

PART II — OTHER INFORMATION

Item 4. Disclosure Controls and Procedure Report

     Within the 90-day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of Columbia Bancorp’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Columbia Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, the Company did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors that could significantly affect these controls.

Item 5. Other Information

     Columbia Bancorp’s subsidiary Columbia River Bank has entered into salary continuation, deferred bonus and split dollar life insurance agreements with certain of its key executive officers. The purpose of these agreements is to provide incentives for key personnel to remain in the employ of Columbia River Bank. In connection with the agreements, the Bank purchased certain life insurance policies (“BOLI”). The executives covered by such agreements are Roger L. Christensen, President and Chief Executive Officer; James C. McCall, Executive Vice President and Chief Operating Officer; Greg B. Spear, Executive Vice President and Chief Financial Officer; Craig J. Ortega, Executive Vice President and Head of Community Banking; and Britt W. Thomas, Executive Vice President and Chief Credit Officer. Copies of the agreements with Roger Christensen are attached to this Form 10-Q as Exhibits. Except for specific financial terms, the agreements with the other senior executive officers are substantially the same. The agreements were approved by the Bank’s Board of Directors on July 18, 2002.

     Columbia Bancorp has entered into a phantom stock agreement with its President and Chief Executive Officer, Roger L. Christensen. The purpose of the agreement is to provide incentives in the form of phantom stock to this executive. Compensation under the agreement is directly tied to the achievement of certain Columbia Bancorp performance goals. A copies of the agreement is attached to this Form 10-Q as an Exhibit. The agreement was approved by the Bank’s Board of Directors on July 18, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit 10.1 — Executive Salary Continuation Agreement between Columbia River Bank and Roger L. Christensen

(b)	Exhibit 10.2 — Executive Bonus Deferral Agreement between Columbia River Bank and Roger L. Christensen

(c)	Exhibit 10.3 — Split Dollar Agreement between Columbia River Bank and Roger L. Christensen

(d)	Exhibit 10.4 — Phantom Stock Agreement between Columbia Bancorp and Roger L. Christensen

(e)	Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350

(f)	Exhibit 99.2 — Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(g)	Exhibit 99.3 — Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(c)	No current reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: November 13, 2002	/s/ Roger L. Christensen

Roger L. Christensen President & Chief Executive Officer

Dated: November 13, 2002	/s/ Greg B. Spear

Greg B. Spear Executive Vice President & Chief Financial Officer