Form 10-K
period 2002-12-31
COLUMBIA BANCORP \OR\
filed 2003-03-28
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  [X]   No  [ ]

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of February 18, 2003 was $118,351,530.

     The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 7,890,102 shares of no par value common stock on February 18, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s proxy statement dated March 10, 2003 for the 2003 Annual Meeting of Stockholders (“Proxy Statement”) are incorporated by reference in Part III hereof.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
Part I
ITEM 1. DESCRIPTION OF BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11 EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE
ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14 CONTROLS AND PROCEDURES
Part IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit 10.1(a)
Exhibit 10.3(a)
Exhibit 10.4(a)
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 10.14
Exhibit 10.15
Exhibit 10.16
Exhibit 10.17
Exhibit 10.18
Exhibit 10.19
Exhibit 10.20
Exhibit 10.21
Exhibit 10.22
Exhibit 13.1
Exhibit 21.1
Exhibit 99.1
Exhibit 99.2

COLUMBIA BANCORP
FORM 10-K

		PAGE

Disclosure Regarding Forward Looking Statements		3
PART I
Item 1.	Description of Business	3-10
Item 2.	Properties	10-11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	12
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-31
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 8.	Financial Statements and Supplementary Data	33-57
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	58
PART III
	(Items 10 through 13 are incorporated by reference from Columbia Bancorp’s definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2003)
Item 10.	Directors and Executive Officers of the Registrant	58
Item 11.	Executive Compensation and Report of Compensation Committee	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management	58
Item 13.	Certain Relationships and Related Transactions	58
Item 14.	Controls and Procedures	58
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	59-62
SIGNATURES		63

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report, particularly including the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements about our anticipated business, operations, financial performance and cash flows. Statements in this report that relate to future plans, events and circumstances are provided to describe management’s intentions and expectations based on currently available information, and readers should not construe these statements as assurances or guarantees. As with any predictions, these statements are inherently difficult to make with any degree of assurance, and actual results may differ materially and adversely from management’s expectations described herein. Likewise, management’s plans described in this report may not come to pass because unforeseen events may force management to deviate from its expressed intentions. Forward-looking statements often can be identified by the use of predictive or prospective terms such as “expect,” “anticipate,” “believe,” “plan,” “intend,” and words of similar construction or meaning. Some of the events or circumstances that may cause our actual results to deviate from management’s expectations include the impact of competition and local and regional economic factors upon our customer base, our deposits and our loan portfolio; economic and regulatory limits on our ability to grow our assets and manage our business; interest rate fluctuations that may adversely impact our revenues and expenses; and, the impact of impairment charges upon our intangible and other assets. Other factors that may adversely impact our performance are discussed in the section entitled Management’s Discussion and Analysis of financial condition and Results of Operations – Factors that May Affect Future Results of Operations as well as other disclosures we make from time to time in our other filings with the Securities and Exchange Commission. Readers also should note that forward-looking statements expressed in this report are made as of the date this report is filed and management cannot undertake to update those statements to reflect future events or circumstances.

Part I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Columbia Bancorp (“Columbia”) is a financial holding company organized under Oregon Law in 1996. Columbia is headquartered in The Dalles, Oregon, with two subsidiaries, Columbia River Bank (“CRB”) and Columbia Bancorp Trust I. CRB is a 17 branch, state-chartered institution authorized to provide banking services in the states of Oregon and Washington. Columbia offers a broad range of financial services to its customers, primarily small and medium sized businesses, farmers, and individuals. Columbia’s 12 full-service branch facilities and three limited-service branch facilities in Oregon serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the communities of McMinnville, Canby and Newberg in the Willamette Valley. Columbia’s two south central Washington full-service branches serve the communities of Goldendale and White Salmon.

     As of December 31, 2002, Columbia had total assets of $544.33 million, total deposits of $455.84 million, and stockholders’ equity of $50.19 million. Columbia’s net income for the year ended December 31, 2002, was $9.38 million, which was Columbia’s 15th consecutive year of increasingly higher net income.

     From its origins as a one-branch bank in The Dalles, Oregon, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines and the expansion and cross-marketing of its existing products and community-bank lending expertise.

     In 1995, CRB merged with Juniper Banking Company. In 1996, Columbia was formed as CRB’s holding company and Columbia acquired Washington-based Klickitat Valley Bank.

     In 1997, Columbia created a division of CRB to originate conventional residential mortgage loans for the primary purpose of selling to the secondary market. The division, known as Columbia River Bank Mortgage Group (“CRB Mortgage Group”), has grown its business substantially since its inception. The CRB Mortgage Group operates its primary administrative operations from facilities in Bend, Oregon, but also offers its products at all of Columbia’s Oregon and Washington branches. It also offers wholesale mortgage loan services directly to other retail Mortgage companies. Further growth in 1997 came from CRB’s opening of a branch in Bend, Oregon.

     In 1998, CRB opened a new branch in Hermiston, Oregon and Columbia completed the acquisition of Valley Community Bancorp. During 1999, CRB opened new branches in Pendleton and Newberg, Oregon, and a second Bend, Oregon branch. In April 2000, Columbia River BankNet, CRB’s Internet-based banking product, was introduced.

     In 2001, CRB opened a new branch in Canby, Oregon and a limited-service banking facility in a McMinnville, Oregon retirement community as well as a mortgage lending office in Newport, Oregon. In 2002, CRB opened a limited-service banking facility in a Bend, Oregon retirement community. Collectively, these growth activities have enabled Columbia to diversify its loan portfolio and operating risks over several market areas and local economies although our markets are located primarily in South Central Washington and Central Oregon.

     On December 19, 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a wholly-owned Delaware statutory business trust, for purposes of issuing Trust Preferred Securities. The Trust issued $4.0 million of beneficial interest in junior subordinated debentures at a floating rate indexed to the 90 day LIBOR with a margin of 3.30%. These securities are considered to be Tier I for regulatory capital purposes.

     The markets in which Columbia operates are economically diverse and therefore pose both opportunities and challenges to a community bank operating in varied economies. Columbia’s approach to meeting the challenge is to staff its branches and business groups with managers who are established in their communities and have developed a loyal customer following. Columbia’s senior management, in conjunction with branch managers, review the operations of each branch to determine which products and services are best suited to that geographic region. The diverse economies also provide opportunities to limit Columbia’s exposure to adverse market conditions in any one economic sector.

Business Strategy

     Columbia’s strategy is to continue building on its position as a leading community-based provider of financial services in Oregon and Washington. The key to the success of this strategy, in Columbia’s view, is to continue to provide exceptional personal service to the communities it now serves, and to successfully expand into new communities by identifying and meeting their unique financial services needs. Columbia’s target branch locations are in non-metropolitan regions, where it aims to deliver prompt and friendly personal financial services. The components of Columbia’s business strategy are outlined below.

     Successfully operate in non-metropolitan regions. Columbia believes that the key to profitability is to maintain and open branches in non-metropolitan communities and to: (i) provide a high level of service to the customer; (ii) staff branches with employees who have established ties to the community; (iii) attract and retain a highly skilled management team; and, (iv) allow branch personnel the flexibility to emphasize products and services which best fit their local economy. In addition, by decentralizing a portion of the management function to the branch level, Columbia believes it can make business decisions regarding customers more quickly and with added value than its major banking competitors. Columbia believes it is able to profitably attract and retain customers by providing and delivering products and services tailored to their individual needs, and by delivering them with a high degree of personal attention.

     Maintain high asset quality. Columbia seeks to maintain high asset quality through a program that includes prompt and strict adherence to established credit policies combined with training and supervision of lending officers. Additionally, Columbia uses incentives to maintain high asset quality, including tying a portion of its loan officers compensation to the quality of the loans they originate. Columbia also believes that its commitment to hire branch managers with long-term ties to their communities is of significant assistance in determining the quality of loan transactions it receives. The variety of economies in which Columbia’s branches are located increases the diversification and, in Columbia’s opinion, the strength of the overall loan portfolio.

Products and Services

Consumer Distribution Channels

     Columbia offers a broad range of deposit and loan products and services tailored to meet the banking requirements of consumers in Columbia’s market areas. These include:

     Retail Bank Products and Services. Columbia’s consumer deposit products include numerous noninterest-bearing and interest-bearing checking accounts, savings accounts, money market accounts, and certificates of deposit. The interest-bearing accounts generally are priced at rates established by management based on competitive market factors, management’s desire to increase certain types or maturities of deposit liabilities and liquidity requirements. Columbia strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts, which reduces its cost of funds. Columbia provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity and personal lines of credit, and motor vehicle loans.

     CRB Mortgage Group Products and Services. Columbia offers a complete range of mortgage banking services including loans for single-family owner occupied homes, construction to permanent financing packages and mortgages for vacation and rental homes. Customers can choose between fixed, variable and balloon rate options. Construction loans are available through the conventional two-step process or through a construction to permanent basis. Junior lien financing is also offered as a single product or in combination with a first mortgage. An added benefit offered through CRB Mortgage Group is the ability for customers to access rates and terms not normally available from other financial institutions, through alternative secondary market outlets.

     CRB Financial Services Products and Services. Through arrangements with Primevest Financial Services, Inc., (“Primevest”) a registered securities broker-dealer, Columbia offers a wide range of non-Federal Deposit Insurance Company (“FDIC”) insured financial products and services to consumers. These include stocks, mutual funds, traditional and Roth IRAs, SEPs, tax-sheltered annuities, life insurance, and other financial products. Representatives also offer retirement planning services. Columbia receives a portion of the commissions generated from financial product sales.

     Technology-Based Products and Services. Columbia uses both traditional and new technology to support its focus on personal service. These include a VISA credit and check card (debit card) program; ATMs at each of Columbia’s full-service branches, including 15 on-site ATMs and five off-site ATMs; and, a telephone banking service that allows customers to speak directly with a customer service representative during normal banking hours or 24-hour telephone access to their accounts. In addition, Columbia, through its web site, offers BankNet, the Internet banking service, which allows access to account information as well as the ability to view checks and use other services in an on-line environment.

Commercial Distribution Channels

     Columbia has an experienced lending staff, who have special expertise in small business, agricultural and real estate lending. Columbia’s loan officers emphasize continuing contact with business customers after loans are made. Columbia believes that its business customers appreciate the ongoing relationship they develop with their local lending officer. Such relationship-based banking is an important aspect of Columbia’s continuous effort to maintain high asset quality.

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

     Agricultural Loans. Columbia provides loans including production lines of credit, equipment financing, and term loans for capital improvements and other business purposes to agricultural businesses. Agricultural loans are generally secured by crops, equipment, and inventory, as well as real estate. Agricultural lending can require significant follow-up time, as farmers request budgeting assistance and other financial advice. Columbia employs two agricultural loan consultants with decades of farm lending experience, to assist its loan officers in loan processing and administration. Columbia’s loan officers, many of whom are graduates of the Western Agricultural School in Pullman, Washington, make frequent visits to farming operation sites, regularly attend agricultural lending programs and seminars, and actively participate in growers’ associations and other agricultural-based organizations.

     Real Estate Loans. Real estate loans are available for the construction, purchase, or refinance of commercial and rental properties. Columbia also provides financing to high quality land developers, and speculative and pre-sold financing to contractors. Borrowers can choose from a variety of fixed and adjustable rate options and terms.

     Columbia’s real estate loans are in large part loans to commercial customers, farmers and ranchers and are secured by the properties used in their businesses. The majority of these loans have a variable rate feature with adjustment periods varying from one to five years. Insofar as payments on real estate loans depend on the successful operation and management of the businesses and properties securing the loans, repayment can be affected by local real estate market and economic conditions. Fluctuating land values and local economic conditions can make loans secured by real property difficult to evaluate and monitor.

     Government-Assisted Loan Programs. Columbia’s loan officers make loans to small businesses and to farmers that are supported by guarantees issued by various state and federal government agencies. Columbia is active in the SBA 7-A and 504 programs, and in similar programs offered by the Farm Services Agency (formerly the Farmers Home Administration) and by Oregon Economic and Community Development Department. The government guarantees a portion of these loans, which reduces risk in Columbia’s loan portfolio.

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

     For all of its loans, Columbia at all times seeks to maintain sound loan underwriting standards with written loan policies, appropriate individual and branch limits, and loan administration committee reviews. In the case of particularly large loan commitments or loan participations, loans are reviewed by a loan committee of CRB’s Board of Directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral.

     Cash Management Services. Columbia also offers to business customers an opportunity to meet additional banking needs online through its Cash Management product. This online product gives business customers the ability to process payroll, collections, wire transfers, and Electronic Funds Transfer tax payments.

     Deposit and Related Products. Columbia’s business deposit products include basic, regular, and interest-bearing checking accounts, business money market accounts and sweep accounts. Columbia also offers check verification services to merchants allowing them the ability to determine, on a 24-hour basis, whether a check drawn on an account has sufficient funds to cover the amount drawn. In addition, Columbia offers a VISA merchant program for business customers.

     Investment Products. Columbia’s affiliation with Primevest allows it to offer non-FDIC insured financial products and services to Columbia’s business customers as well as to consumers. These include insurance and annuity products, and employee retirement plan products such as SEPs, IRAs and 401(k) plans.

Principal Markets of Operation

     Columbia accepts deposits at its branches in Wasco, Hood River, Jefferson, Deschutes, Clackamas, Yamhill and Umatilla Counties in Oregon and Klickitat County in Washington. Columbia makes loans in all of these counties and in adjacent counties including Sherman, Gilliam, and Crook counties in Oregon and Skamania County in Washington. Many of its products and services, including investment products through Primevest and mortgages through CRB’s Mortgage Group, are offered and sold throughout Oregon and south central Washington. Columbia’s ability to increase its market share in the communities it serves is driven by a marketing plan consisting of several key components. A principal objective is to create and foster a sales culture in each branch and department. Employees are trained to cross-sell, offering appropriate products and services to existing customers and expanding business relationships. Columbia regularly examines the desirability and profitability of adding new products and services to those currently offered. Columbia also promotes specific products by media advertising, but relies primarily on referrals and direct contacts for new business. Columbia recognizes the importance of community service and supports employee involvement in community activities. This participation allows Columbia to make a contribution to the communities it serves, which management believes increases Columbia’s visibility in its markets and thereby increases business opportunities.

     Columbia does business in many different non-metropolitan communities. Management believes the diverse assortment of customers, communities, and economic sectors that Columbia serves are a source of strength. In addition, as a community banking organization Columbia has certain competitive advantages because of its local focus. However, Columbia is also more reliant on the local economies in its market areas than are super-regional and national banks.

Competition

     Columbia’s competitors for deposits are banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds, and other financial intermediaries. Columbia’s business model is to compete on the basis of customer service and not solely on price. Columbia competes for deposits by offering a variety of deposit accounts at rates generally competitive with financial institutions in the area.

     Columbia’s competition for loans comes principally from banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions, and other institutional lenders. An important competitor for agricultural loans is Farm Credit Services. Columbia competes for loan originations through the level of interest rates and loan fees charged, its array of commercial and mortgage loan products, and the efficiency and quality of services provided to borrowers. Lending activity can also be affected by the availability of lendable funds, local and national economic conditions, current interest rate levels, and loan demand. As described above, Columbia competes with the larger commercial banks by emphasizing a community bank orientation and efficient personal service to customers.

     A potential new source of competition is the array of on-line banking services offered by traditional commercial banks and other financial service providers, and by newly formed companies that use the Internet to advertise and sell competing products. Columbia offers many on-line banking services to its customers, but management believes that, for the foreseeable future, its customers will continue to prefer the personal, locally-based services that it offers.

Employees

     As of December 31, 2002, Columbia had a total of 274 full-time equivalent employees. This number of employees, which compares to 273 at December 31, 2001, has held steady due to increased efficiencies in administrative functions and expansion of technology. None of the employees are subject to a collective bargaining agreement. Columbia considers its relationships with its employees to be good.

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

Website Access to Reports

     Columbia makes available all periodic and current reports, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”). Columbia’s website address is . The contents of the website are not incorporated into this report or into Columbia’s other filings with the SEC.

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

Federal and State Bank Regulation

     General. CRB is an Oregon state-chartered bank with deposits insured by the FDIC, and is subject to the supervision and regulation of the Oregon Director of Banks and the FDIC. CRB is also subject to the supervision and regulation of the Washington Department of Financial Institutions. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

     CRA. The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the records of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.

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

     FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, noncapital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that CRB meets all such standards and, therefore, does not believe that these regulatory standards materially affect Columbia’s business operations.

Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, financial holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

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

     Tier I capital for financial holding companies includes common stockholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under a Federal Reserve Rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the Federal Reserve), and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier II capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier I capital; (iii) hybrid capital instruments; (iv) perpetual debt; (v) mandatory convertible securities; and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations, capital instruments, and investments in unconsolidated subsidiaries.

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

ITEM 2. PROPERTIES

     Nine of Columbia’s facilities in Hood River, The Dalles, Redmond, Bend, McMinnville, Madras, Hermiston and Pendleton Oregon, as well as its two full-service branch facilities in south central Washington, are housed in properties owned, free of all encumbrances, by Columbia. Columbia leases the space for its Canby and Newberg branches, both McMinnville and Bend limited-service branches in retirement communities, the Newport Mortgage Group office as well as its facility in the Safeway store and the Administration building located in The Dalles. All of Columbia’s presently owned full-service branches have drive-up facilities and automated teller machines. Columbia’s Mortgage Group operates from the second floor of Columbia’s Bend branch; 1701 NE Third Street. The following sets forth certain information regarding Columbia’s branch facilities.

			Date
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status

Oregon Branches
The Dalles (Main Branch), Wasco County	316 East Third Street	8,000	1977	Owned
The Dalles (Westside Branch), Wasco County (1)	520 Mt. Hood Street	430	1986	Leased
Hood River Branch, Hood River County	2650 Cascade Avenue	6,255	1993	Owned
Madras Branch, Jefferson County	624 SW Fourth Street	7,400	1995	Owned
Redmond Branch, Deschutes County	434 North Fifth Street	4,700	1995	Owned
Bend Branch, Deschutes County	1701 NE Third Street	8,306	1996	Owned
Shevlin Center Branch,(2) Deschutes County	925 SW Emkay Drive	15,000	1999	Owned
Bend Limited Facility, Deschutes County	1010 NE Purcell Blvd	80	2002	Leased
Hermiston Branch, Umatilla County	1033 South Highway 395	4,700	1998	Owned
Pendleton Branch, Umatilla County	2101 SW Court Place	4,700	1999	Owned
McMinnville Branch,(2) Yamhill County	723 N Baker	9,600	1998	Owned

			Date
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status

McMinnville Limited Facility, Yamhill County	900 NW Hill Rd	60	1998	Leased
McMinnville Limited Facility, Yamhill County	300 NW Hillside Pkwy	60	2001	Leased
Canby Branch, Clackamas County	223 NE 2nd St	1,500	2001	Leased
Newberg Branch, Yamhill County	901 N Brutscher St., Ste A	3,900	1999	Leased
Washington Branches
White Salmon Branch, Klickitat County	390 NE Tohomish Street	5,500	1996	Owned
Goldendale Branch, Klickitat County	202 West Main Street	6,105	1996	Owned
Other Facilities
Newport, OR, Mortgage Facility, Lincoln County	2009 N Coast Hwy	1,700	2001	Leased
The Dalles, OR, Administration, Wasco County	401 E Third St, Suite 200	14,868	2002	Leased

(1)	Leased space in a Safeway supermarket. Lease term expires December 2005.

(2)	Branch operations are located on the first floor. A portion of the second floor is leased to other parties.

     In 1999, Columbia purchased 156,723 square feet of bare land in the Columbia River Center in The Dalles for future branch or administrative operations expansion. Columbia also purchased bare land in 1995, adjacent to the Hood River Branch, for the purpose of future parking expansion. After the completion of the parking expansion in 2001, Columbia partitioned the land and currently has 13,068 square feet for sale.

ITEM 3. LEGAL PROCEEDINGS

     Management is not presently aware of any pending or threatened claims against Columbia that, if determined adversely to Columbia, would have a material affect on its operations or performance. In the normal course of its business, Columbia is a party to various debtor-creditor legal actions, none of which, individually or in the aggregate, are presently material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders of Columbia during the quarter ended December 31, 2002.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Columbia Bancorp trades on the NASDAQ National Market under the symbol “CBBO”. Trading in Columbia’s stock on NASDAQ commenced on November 6, 1998. The respective high and low sale prices of Columbia’s common stock for the periods indicated are shown below. All prices for the periods shown have been adjusted for subsequent stock splits. Prices do not include retail markups, markdowns, or commissions, and may not represent actual transactions. Columbia has paid dividends on its common stock on a quarterly basis. The table below also sets forth dividends declared per share of common stock for the periods indicated. As of February 18, 2003 Columbia had 7,890,102 shares issued and outstanding, which were held by approximately 2,324 stockholders.

Table 1	2002			2001

	Stock Trading Range			Stock Trading Range
			Cash Dividend			Cash Dividend
	High	Low	Declared	High	Low	Declared

First Quarter	$11.40	$10.06	$0.08	$8.38	$6.00	$0.08
Second Quarter	13.15	10.96	0.08	9.00	7.15	0.08
Third Quarter	13.92	10.90	0.08	10.95	8.50	0.08
Fourth Quarter	15.05	11.75	0.08	10.50	8.84	0.08

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

Table 2	As of and For the Years Ended December 31,

(dollars in thousands except dollars per share data)	2002	2001	2000	1999	1998

Income Statement Data
Interest income	$37,616	$35,078	$33,367	$26,883	$21,328
Interest expense	7,782	11,583	12,256	8,568	7,205
Net interest income	29,834	23,495	21,111	18,315	14,123
Loan loss provision	1,800	1,450	1,697	1,005	1,000
Net income	9,381	7,374	5,624	5,013	4,718
Balance Sheet Data
Investment securities	36,048	43,532	60,544	62,333	47,894
Loans, net	432,687	380,283	299,881	246,975	206,552
Total assets	544,326	482,207	416,859	361,241	342,413
Total deposits	455,835	394,636	346,427	310,910	295,680
Shareholders’ equity	50,190	46,445	41,326	37,322	34,756

Table 2	As of and For the Years Ended December 31,

(dollars in thousands except dollars per share data)	2002	2001	2000	1999	1998

Per Share Data
Earnings Per Share
Basic earnings per common share	1.16	0.92	0.70	0.63	0.67
Diluted earnings per common share	1.13	0.89	0.70	0.62	0.65
Cash dividends declared per common share	0.32	0.32	0.28	0.24	0.23
Book value per common share	6.38	5.78	5.15	4.66	4.37
Capital Ratios
Tier I capital ratio (1)	8.87%	9.36%	9.78%	10.17%	10.90%
Total risk-based capital ratio (2)	10.96%	10.61%	11.03%	11.32%	11.90%
Leverage ratio (3)	7.82%	8.61%	8.14%	8.26%	8.90%
Financial Ratios
Return on average assets	1.80%	1.64%	1.41%	1.44%	1.83%
Return on average equity	18.80%	16.76%	14.40%	13.90%	18.10%

(1)	Tier I capital divided by risk-weighted assets.

(2)	Total capital divided by risk-weighted assets.

(3)	Tier I capital divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical accounting policies and estimates

     The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan and lease losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

     The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 64.28% of Columbia’s loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon and Washington would cause management to increase the allowance for loan and lease losses.

     Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale. The fair market values are determined using a discounted cash flow model. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management’s estimates due to prepayments by borrowers. Prepayments in excess of management’s estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would negatively impact the value of mortgage servicing rights.

     At December 31, 2002, Columbia had approximately $7.4 million in goodwill as a result of business combinations. Columbia adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Ongoing analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

     Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had compensation cost for Columbia’s 2002, 2001, and 2000 grants for stock-based compensation plans been determined consistent with SFAS No. 123, its net income and earnings per common share for December 31, 2002, 2001, and 2000, would approximate the pro forma amounts below (in thousands, except per share data).

Table 3

(dollars in thousands except per share data)	2002	2001	2000

Net income:
As reported	$9,381	$7,374	$5,624
Pro forma	$8,570	$6,823	$5,486
Basic earnings per common share:
As reported	$1.16	$0.92	$0.70
Pro forma	$1.06	$0.85	$0.68
Diluted earnings per common share:
As reported	$1.13	$0.89	$0.70
Pro forma	$1.03	$0.83	$0.68

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2002, 2001 and 2000:

Table 4	2002	2001	2000

Divdend yield	2.14%	3.00%	4.84%
Expected life (years)	6.00	3.32	3.32
Expected volatility	45.25%	29.77%	35.78%
Risk-free rate	2.08%	3.74%	5.11%

     The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. Additionally, there can be no assurance that the Financial Accounting Standards Board will not adopt accounting principles mandating the application of SFAS No. 123 in the future.

     Columbia may become party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from Columbia’s assessment of them. There can also be no assurance that all matters that may be brought against Columbia are known to them at any point in time.

Overview

     The following discussion should be read in conjunction with Columbia’s audited consolidated financial statements and the notes thereto as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 included elsewhere in this report.

     Columbia Bancorp (“Columbia”) is a financial holding company, which conducts operations principally through its wholly-owned subsidiary Columbia River Bank (“CRB”). CRB is a state chartered bank, which offers a broad range of services to its customers, primarily small and medium sized businesses, farmers, and individuals. CRB has a network of 17 branches, 14 full-service branch facilities and three limited-service branch facilities in Oregon serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the communities of McMinnville, Canby and Newberg in the Willamette Valley. Columbia’s two south central Washington full-service branches serve the communities of Goldendale and White Salmon.

     On December 19, 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a wholly-owned Delaware statutory business trust, for purposes of issuing Trust Preferred Securities. The Trust issued $4.0 million of trust-preferred securities at a floating rate indexed to the 90 day LIBOR with a margin of 3.30%. These securities are considered to be Tier I for regulatory capital purposes.

     Columbia’s goal is to grow its earning assets while maintaining a high return on equity and high asset quality. The key to this, in Columbia’s view, is to emphasize personal, quality banking products and services for its customers, to hire and retain competent branch and administrative personnel, and to respond quickly to customer demand and growth opportunities. Columbia also intends to increase its penetration in its existing markets, and to expand into new markets through further suitable acquisitions and new branch openings.

     As of December 31, 2002, Columbia had total assets of $544.33 million, total deposits of $455.84 million and stockholders’ equity of $50.19 million. As of December 31, 2001 and 2000, total assets were $482.21 million and $416.86 million, total deposits were $394.64 million and $346.43 million, and stockholders’ equity were $46.45 million and $41.33 million, respectively. Columbia’s net income for years ended December 31, 2002, 2001 and 2000, was $9.38 million, $7.37 million and $5.62 million, respectively. Columbia’s year 2002 net income represents the 15th consecutive year of increasing net income. For the year ended December 31, 2002, Columbia’s return on average assets was 1.80% and return on average equity was 18.80%.

     Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:

	Years Ended December 31,
Table 5
(dollars in thousands)	2002	2001	2000	1999	1998

Net income	$9,381	$7,374	$5,624	$5,013	$4,718
Average assets	521,537	450,262	398,422	347,003	257,664
RETURN ON AVERAGE ASSETS	1.80%	1.64%	1.41%	1.44%	1.83%
Net income	$9,381	$7,374	$5,624	$5,013	$4,718
Average equity	49,905	43,990	39,062	36,075	26,069
RETURN ON AVERAGE EQUITY	18.80%	16.76%	14.40%	13.90%	18.10%
Cash dividends declared and paid	$2,580	$2,570	$2,326	$1,999	$1,587
Net income	9,381	7,374	5,624	5,013	4,718
PAYOUT RATIO	27.50%	34.85%	41.36%	39.88%	33.64%
Average equity	$49,905	$43,990	$39,062	36,075	$26,069
Average assets	521,537	450,262	398,422	347,003	257,664
AVERAGE EQUITY TO ASSET RATIO	9.13%	9.77%	9.80%	10.40%	10.12%

Results of Operations

Net Interest Income

     For financial institutions, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment security portfolios, and interest expense, principally on customer deposits and bank borrowings from other sources, such as trust preferred securities. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin is the ratio of net interest income to total average interest-earning assets and is influenced by the relative level of interest-earning assets and interest-bearing liabilities.

     Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

Table 6	Year Ended December 31, 2002			Year Ended December 31, 2001			Year Ended December 31, 2000

		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates

Interest-earning assets:
Loans (1)	$419,608	$35,334	8.42%	$348,239	$32,135	9.23%	$288,058	$29,473	10.23%
Investment securities
Taxable securities	18,822	1,035	5.58	29,049	1,615	5.56	40,641	2,403	5.91
Nontaxable securities (2)	17,191	1,223	7.12	18,375	1,320	7.18	19,157	1,374	7.17

Total investment securities (2)	36,013	2,258	6.31	47,424	2,935	6.19	59,798	3,777	6.32
Interest-earning balances due from banks	10,781	340	3.02	7,560	417	5.52	7,221	474	6.58
Federal funds sold	6,465	99	1.53	1,101	40	3.64	1,729	110	6.35

Total interest-earning assets (3)	472,867	38,031	8.04	404,324	35,527	8.79	356,806	33,834	9.48
Non-interest earning assets	48,670			45,938			41,616

Total assets	$521,537			$450,262			$398,422

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$189,356	$1,732	0.92%	$158,286	$3,318	2.10%	$153,540	$5,056	3.29%
Time deposit & IRAs	128,731	4,696	3.54	118,758	6,386	5.38	99,657	5,727	5.75
Borrowed Funds	35,343	1,354	3.83	34,238	1,880	5.49	24,123	1,473	6.11

Total interest-bearing liabilities	353,430	7,782	2.19	311,282	11,584	3.72	277,320	12,256	4.42
Noninterest-bearing deposits	114,652			91,731			79,895

Total deposits	468,082			403,013			357,215
Other liabilities	3,550			3,259			2,145

Total liabilities	471,632			406,272			359,360
Shareholders’ equity	49,905			43,990			39,062

Total liabilities and shareholders’ equity	$521,537			$450,262			$398,422

Net interest income (taxable equivalent basis)		$30,249			$23,943			$21,578

Net interest income (as reported)		$29,834			$23,495			$21,111

Average yield on average earning assets (1)			8.04%			8.79%			9.48%

Interest expense to average earning assets			1.64%			2.87%			3.43%

Net interest spread			5.85%			5.07%			5.06%

Net interest margin(3)			6.40%			5.92%			6.05%

(1)	Nonaccrual loans are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at 34%.

(3)	Net interest margin is computed by dividing net interest income (taxable equivalent basis) by total average earning assets.

     Analysis of Changes in Interest Differential. The following table shows the dollar amount of the increase (decrease) in Columbia’s net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:

	2002 over 2001			2001 over 2000			2000 over 1999

	Increase (Decrease) due to			Increase (Decrease) due to			Increase (Decrease) due to

Table 7			Net			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change

Interest-earning assets:
Loans	$6,595	$(3,396)	$3,199	$6,153	$(3,490)	$2,663	$6,656	$322	$6,978
Investment securities
Taxable securities	(568)	(12)	(580)	(686)	(102)	(788)	146	62	208
Nontaxable securities	(56)	(7)	(63)	(820)	784	(36)	(83)	(13)	(96)
Balances due from banks	178	(255)	(77)	734	(792)	(58)	96	17	113
Federal funds sold	195	(136)	59	(40)	(30)	(70)	(745)	26	(719)

Total	6,344	(3,806)	2,538	5,341	(3,630)	1,711	6,070	414	6,484

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	659	(2,244)	(1,585)	152	(1,890)	(1,738)	(2)	910	908
Time deposits	540	(2,230)	(1,690)	1,102	(443)	659	1,235	605	1,840
Borrowed funds	60	(586)	(526)	618	(212)	406	834	106	940

Total	1,259	(5,060)	(3,801)	1,872	(2,545)	(673)	2,067	1,621	3,688

Net increase (decrease) in net interest income	$5,085	$1,254	$6,339	$3,469	$(1,085)	$2,384	$4,003	$(1,207)	$2,796

     Net interest income on a tax equivalent basis, before provision for loan losses, for the year ended December 31, 2002 was $30.25 million, an increase of 26.34% compared to net interest income of $23.94 million in 2001, an increase of 10.96% compared to net interest income of $21.58 million in 2000. The overall tax-equivalent earning asset yield was 8.04% in 2002 compared to 8.79% in 2001 and 9.48% in 2000. For the same years, rates on interest-bearing liabilities were 2.19%, 3.72% and 4.42%, respectively. The net interest spread for year 2002, increased 78 basis points over year 2001.

     Total interest-earning assets averaged $472.87 million for the year ended December 31, 2002, compared to $404.32 million and $356.81 million for the corresponding periods in 2001 and 2000. Most of the increase occurred in the loan category. Increases in the loan portfolio are attributed to favorable interest rates and the execution of Columbia’s strategy to provide personal, quality banking products and services, to hire experienced lending personnel in strategic branch locations and administrative capacities, and to emphasize its marketing strategies.

     Interest-bearing liabilities averaged $353.43 million for the year ended December 31, 2002 compared to $311.28 million during the same period in 2001. Interest cost, as a percentage of earning assets, decreased to 1.64% in 2002, compared to 2.87% in 2001 and 3.43% in 2000.

     Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 88.74% of average earning assets during 2002, compared to 86.13% in 2001 and 80.73% in 2000. During the same periods, average yields on loans were 8.42% in 2002, 9.23% in 2001, and 10.23% in 2000. Average investment securities comprised 7.62% of average earning assets in 2002, which was down from 11.73% in 2001 and 16.76% in 2000. Tax equivalent interest yields on investment securities were 6.31% for 2002, 6.19% in 2001 and 6.32% in 2000.

Provision for Loan Losses

     The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount management believes to be sufficient to absorb losses in the loan portfolio. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and, a review of delinquent and classified loans. Columbia applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review function and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. For the year ended December 31, 2002 the allowance for loan losses totaled $6.42 million, compared to $5.31 million at December 31, 2001, and $4.58 million at December 31, 2000. This represents an increase of 20.80% between 2001 and 2002 and an increase of 16.03% between 2000 and 2001. A more detailed review of the loan loss provision and allowance for loan losses is presented in Table 13.

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

     For the year ended December 31, 2002, loan charge-offs exceeded recoveries by $695,000 as compared to 2001 and 2000, when loan charge-offs exceeded recoveries by $716,000 and $417,000, respectively. A more detailed review of the net charge-offs is presented in Table 13.

Noninterest Income

     Total noninterest income increased 44.78% from year 2000 through year 2001, but declined 6.99% from year 2001 through 2002. During the prior three years, noninterest income changed from $6.35 million in 2000, to $9.19 million in 2001, and to $8.55 million in 2002. Noninterest income is primarily comprised of five categories-service charges and fees, mortgage group net revenues, credit card discounts and fees, financial services department income, and other noninterest income. Each of the categories increased during the prior three years, except for mortgage group revenues. Mortgage group revenues increased $2.17 million from 2000 to 2001, but decreased $2.07 million from 2001 to 2002. The decrease in mortgage group revenues during 2002 was due to higher amortization expense and valuation write-downs of CRB’s mortgage servicing asset. Management attributes this to accelerated prepayment rates in mortgage loans serviced due in large part to the low mortgage rate environment. Service charges and fees were $4.09 million for the year 2002, compared to $3.01 million for the year 2001, and $2.60 million for the year 2000. The growth in service charges and fees were attributable to growth in deposits and the implementation of an overdraft protection product known as “bounce”. The bounce product allows demand deposit customers to overdraw their accounts within a pre-established limit for a fee. The remainder of the increases in noninterest income is primarily attributable to improved revenues and growth received from credit card discounts and fees, financial services fee income, and other noninterest income fees and charges.

Noninterest Expense

     Noninterest expenses consist principally of salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses. A measure of Columbia’s ability to control noninterest expenses is the efficiency ratio. For the year ended December 31, 2002, the efficiency ratio was 57.26%, as compared to 60.20% in 2001 and 62.17% in 2000. The efficiency ratio reflects an improving trend due to growth in revenue from the net interest margin and efforts by management to monitor and control overhead expenses.

     Noninterest expense for 2002 was $21.98 million, as compared to $19.49 million for 2001 and $16.84 million for 2000. The changes in noninterest expense are the result of increased personnel expenses due to higher incentive compensation and commissions paid to personnel, occupancy expense, and other noninterest expenses. The additional increases relate primarily to costs associated with growth in operations and continued investment in technology and communication systems.

Income Taxes

     The provision for income taxes was $5.22 million in 2002, $4.38 million in 2001 and $3.30 million in 2000. The provision resulted in effective combined federal and state tax rates of 35.77% in 2002, 37.25% in 2001, and 37.01% in 2000. The effective tax rates differ from combined estimated statutory rates of 38% principally due to the effects of nontaxable interest income, which is recognized for accounting purposes but not for tax purposes.

Summary Balance Sheets

	December 31,				Increase (Decrease)
Table 8
(dollars in thousands)	2002	2001	2000	12/31/01 – 12/31/02		12/31/00 – 12/31/01

ASSETS
Federal funds sold	$3,735	$1,525	$1,141	$2,210	144.92%	$384	33.65%
Investments	36,048	43,532	60,544	(7,484)	(17.19)	(17,012)	(28.10)
Loans	432,687	380,283	299,881	52,404	13.78%	80,402	26.81%
Other assets (1)	71,856	56,867	55,293	14,989	26.36%	1,574	2.85%

Total assets	$544,326	$482,207	$416,859	$62,119	12.88%	$65,348	15.68%

LIABILITIES
Noninterest-bearing deposits	$129,042	$108,522	$87,824	$20,520	18.91%	$20,698	23.57%
Interest-bearing deposits	326,793	286,113	258,603	40,680	14.22	27,510	10.64%

Total deposits	455,835	394,635	346,427	61,200	15.51	48,208	13.92%
Other liabilites (2)	38,301	41,127	29,106	(2,826)	(6.87)	12,021	41.30%

Total liabilities	494,136	435,762	375,533	58,374	13.40	60,229	16.04%
SHAREHOLDERS’ EQUITY	50,190	46,445	41,326	3,745	8.06	5,119	12.39%

Total liabilities and shareholder’s equity	$544,326	$482,207	$416,859	$62,119	12.88%	$65,348	15.68%

(1)	Includes cash and due from banks, property and equipment, and accrued interest receivable.

(2)	Includes accrued interest payable and other liabilities.

Financial Condition
Investments

A year-to-year comparison shows that Columbia’s investment securities at December 31, 2002, totaled $36.05 million, compared to $43.53 million at December 31, 2001, and $60.54 million at December 31, 2000. This represents a decrease of 17.19% between 2001 and 2002 and a decrease of 28.10% between 2000 and 2001. The decrease in the investment portfolio is primarily a function of call provisions that were being exercised during the prior two years of falling interest rates. For the years ended December 31, 2002, 2001 and 2000, no single investment security held by Columbia equaled or exceeded 10% of it consolidated shareholders’ equity. On December 31, 2002, investments in federal funds sold (an overnight investment) were $3.74 million and investments in restricted stock were $2.70 million. The balance of federal funds sold is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.

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

     At December 31, 2002, the investment portfolio, excluding restricted equity securities, consisted of 44.23% available-for-sale securities and 55.77% held-to-maturity securities. At December 31, 2001, the portfolio consisted of 45.36% available-for-sale securities and 54.64% held-to-maturity securities. At December 31, 2000, Columbia’s investment portfolio, excluding restricted equity securities, consisted of 66.87% available-for-sale securities and 33.13% held-to-maturity securities.

     At December 31, 2002, Columbia’s investment portfolio had total net unrealized gains of approximately $1.10 million. This compares to net unrealized gains of approximately $707,000 at December 31, 2001 and net unrealized gains of $5,000 at December 31, 2000. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses. Actual realized gains and losses occur at the time investment securities are sold or called.

     Federal funds sold are short-term investments that mature on a daily basis. Columbia invests in these instruments to provide for additional earnings on excess available cash balances. Because of their short maturities, the balance of federal funds sold fluctuates dramatically on a day-to-day basis. The balance on any one day is influenced by cash demands, customer deposit levels, loan activity and other investment transactions. Investments in federal funds sold totaled $3.74 million at December 31, 2002, compared to $1.53 million at December 31, 2001, and $1.14 million at December 31, 2000.

The following table provides the carrying value of Columbia’s portfolio of investment securities as of December 31, 2002, 2001, and 2000, respectively.

Table 9	December 31,	December 31,	December 31,
(dollars in thousands)	2002	2001	2000

Investments available-for-sale:
U.S. Treasury securities	$—	$1,016	$1,015
U.S. Government obligations	11,644	14,208	34,532
Corporate debt securities	1,266	1,281	1,230
Corporate equity securities	113	300	300
Municipal securities	1,727	1,997	2,311

	14,750	18,802	39,388

	December 31,	December 31,	December 31,
Table 9	2002	2001	2000
(dollars in thousands)
Investments held-to-maturity:
U.S. Government obligations	82	—	—
Obligations of states and political subdivisions	14,748	15,742	16,328
Mortgage-backed securities	3,770	6,916	3,190

	18,600	22,658	19,518

Restricted equity securities	2,698	2,072	1,638

Total investment securities	$36,048	$43,532	$60,544

The maturities of investment securities, segmented by amortized cost, estimated fair value, and tax equivalent yields, were as follows as of the dates indicated:

Table 10	December 31, 2002			December 31, 2001			December 31, 2000

	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
(dollars in thousands)	Cost	Fair Value	Yield*	Cost	Fair Value	Yield*	Cost	Fair Value	Yield*

U.S. Treasuries and agencies:
One year or less	$—	$—	—	$1,004	$1,016	1.88%	$—	$—	—
One to five years	—	—	—	—	—	—	1,018	1,015	5.41%
U.S. Government agencies:
One year or less	9,809	10,034	2.98%	7,479	7,592	3.80%	2,913	2,902	6.18%
One to five years	5,461	5,530	2.50%	11,808	12,127	4.11%	32,913	32,813	6.03%
Five to ten years	—	—	—	1,428	1,433	5.87%	2,004	2,002	6.20%
Obligations of states and political subdivisions:
One year or less	2,212	2,250	3.38%	1,260	1,281	3.39%	1,210	1,215	6.42%
One to five years	3,421	3,574	3.89%	5,133	5,257	5.18%	5,294	5,342	6.56%
Five to ten years	8,228	8,684	6.04%	4,299	4,336	6.87%	4,418	4,418	6.82%
Over ten years	2,613	2,738	6.40%	6,993	7,022	7.23%	7,695	7,772	7.16%
Corporate and other debt securities:
One year or less	—	—	—	—	—	—	—	—	—
One to five years	1,229	1,266	2.57%	1,234	1,281	4.25%	1,239	1,230	6.74%

Total debt securities	32,973	34,076	4.06%	40,638	41,345	4.99%	58,704	58,709	6.31%
Corporate equity securities	113	113		300	300		300	300
Restricted equity securities	2,698	2,698		2,072	2,072		1,638	1,638

Total securities	$35,784	$36,887		$43,010	$43,717		$60,642	$60,647

*     Weighted average yields are stated on a federal tax-equivalent basis at a 34% rate, and have been annualized, where appropriate.

Loans

     Columbia’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that it seeks, target markets, underwriting and collateral requirements, terms, interest rate and yield considerations, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to CRB, including the indebtedness of any guarantor. The policies are reviewed and approved by the Board of Directors of CRB.

     Bank officers are charged with loan origination in compliance with underwriting standards overseen by the loan administration department and in conformity with established loan policies. On an annual basis, the Board of Directors determines the lending authority of the President and the Chief Credit Officer, who then delegate lending authority to other lending officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board, the President or Chief Credit Officer within their delegated authority.

     The Chief Credit Officer has the authority to approve loans up to a lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a certain limit, are reviewed for approval by the President or Chief Operating Officer. Loans, which exceed this limit, are subject to review and approval by the Board’s Loan Committee. All loans approved by the Board Loan Committee are reviewed by the full Board at regularly scheduled meetings. Columbia’s unsecured legal lending limit was $7.68 million and real estate secured lending limit was $12.79 million at December 31, 2002. Columbia seldom makes loans for an amount approaching its legal lending limits.

     Net outstanding loans totaled $432.69 million at December 31, 2002, representing an increase of $52.40 million, or 13.78% compared to $380.28 million as of December 31, 2001. Loan commitments grew to $166.81 million as of December 31, 2002, representing an increase of $32.91 million over year-end 2001.

     Columbia’s net loan portfolio at December 31, 2002, includes loans secured by real estate 64.28%, commercial loans 16.48%, agricultural loans 14.57%, consumer loans 6.47%, deferred loan fees (0.29%) and reserve for loan loss (1.51%). The largest category is concentrated in real estate loans. This is primarily due to the significant growth of mortgage and commercial real estate loan activity. Residential mortgage loans usually are temporarily financed on the balance sheet before being sold to the secondary market. Some commercial loans are secured by real estate, but are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

     The following table presents the composition of Columbia’s loan portfolio, excluding mortgage loans held for sale, at the dates indicated:

	December 31, 2002		December 31, 2001		December 31, 2000		December 31, 1999		December 31, 1998

(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial	$69,882	16.48%	$64,163	17.76%	$70,790	23.61%	$60,869	23.61%	$41,275	23.61%
Agricultural	61,770	14.57%	54,934	15.20%	44,299	14.77%	37,775	14.77%	34,604	14.77%
Real estate secured loans:
Commercial property	100,918	23.81%	80,092	22.17%	58,411	19.48%	43,469	19.48%	41,090	19.48%
Farmland	35,748	8.43%	25,292	7.00%	20,723	6.91%	13,270	6.91%	8,603	6.91%
Construction	91,036	21.47%	70,474	19.50%	41,374	13.80%	33,780	13.80%	20,048	13.80%
Residential	42,688	10.07%	44,512	12.32%	45,612	15.21%	36,768	15.21%	36,100	15.21%
Home equity lines	2,102	0.50%	3,309	0.92%	3,393	1.13%	3,027	1.13%	2,675	1.13%

Total real estate	272,492	64.28%	223,679	61.91%	169,513	56.53%	130,314	56.53%	108,516	56.53%
Consumer	20,937	4.94%	19,802	5.48%	19,195	6.40%	18,086	6.40%	16,569	6.40%
Other	6,499	1.53%	5,251	1.45%	1,690	0.56%	827	0.56%	933	0.56%

Total loans	431,580	101.81%	367,829	101.80%	305,487	101.87%	247,871	101.87%	201,897	101.87%

Less deferred loan fees	(1,245)	(0.29)%	(1,194)	(0.33)%	(1,028)	(0.34)%	(891)	(0.34)%	(784)	(0.34)%
Less reserve for loan losses	(6,417)	(1.51)%	(5,312)	(1.47)%	(4,578)	(1.53)%	(3,298)	(1.53)%	(2,380)	(1.53)%

Loans receivable, net	$423,918	100.00%	$361,323	100.00%	$299,881	100.00%	$243,682	100.00%	$198,733	100.00%

Volume change from prior year		17.32%		20.49%		23.06%		22.62%		28.03%

The following table sets forth Columbia’s loan portfolio maturities, excluding mortgage loans held for sale, on fixed rate loans and repricing dates on variable loans, for the periods indicated:

		December 31, 2002

		One year
	One year	through	After	Total
(dollars in thousands)	or less	five years	five years	loans

Commercial loans	$36,454	$24,135	$9,293	$69,882
Agricultural loans	50,749	9,220	1,801	61,770
Real estate secured loans:
Commercial property	14,277	50,671	35,970	100,918
Farmland	6,407	12,873	16,468	35,748
Construction	78,786	6,235	6,015	91,036
Residential	11,364	11,617	19,707	42,688
Home equity lines	947	264	891	2,102

Total real estate loans	111,781	81,660	79,051	272,492
Consumer	8,104	10,376	2,457	20,937
Other	5,169	74	1,256	6,499

Total loans	$212,257	$125,465	$93,858	$431,580

Loans with fixed interest rates				$279,059
Loans with floating interest rates				152,521

				$431,580

Allowance for Loan and Lease Losses

     The reserve for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the reserve for loan losses when management believes that the collectibility of the principal or a portion thereof is unlikely. The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower’s financial condition is such that collection of interest is doubtful.

     Columbia follows guidance from the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) regarding Allowance for Loan and Lease Losses Methodologies. On a quarterly basis, management determines the appropriate allowance for loan and lease losses using the following three methodologies:

•	Loss allocation to groups of loans by internal risk grade

•	Loss allocation by loan type

•	Loss allocation by historical loss percentage

Management’s determination of the adequacy of the reserve is based on an assessment of the risk in the portfolio given the conditions at the time. This assessment consists of certain loans and leases being evaluated on an individual basis, as well as all loans being categorized based on common credit risk attributes and as a group. The adequacy of the allowance is monitored on an ongoing basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluations of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.

     The following table shows Columbia’s loan loss experience for the periods indicated:

Table 13			Years Ended December 31,
(dollars in thousands)	2002	2001	2000	1999	1998

Loans outstanding at end of period, net of unearned interest income (1)	$439,104	$385,595	$304,459	$250,274	$208,932

Average loans outstanding for the period (1)	$419,608	$348,239	$288,058	$222,276	$175,588

Reserve for loan losses balance, beginning of year	$5,312	$4,578	$3,298	$2,380	$1,639

Loans charged off:
Commercial	(319)	(587)	(139)	(41)	(219)

	Years Ended December 31,
Table 13	2002	2001	2000	1999	1998
(dollars in thousands)
Real estate	(197)	(56)	(14)	(15)	(51)
Real estate construction	(58)	—	—	—	—
Agriculture	(15)	(79)	(256)	(26)	(369)
Consumer loans	(206)	(20)	(8)	(57)	(77)
Credit card and related accounts	(91)	(57)	(42)	(43)	(51)

Total loans charged-off	(886)	(799)	(459)	(182)	(767)

Recoveries:
Commercial	97	71	6	32	40
Real estate	—	1	—	—	—
Real estate construction	6	—	—	—	—
Agriculture	11	—	30	48	49
Consumer loans	72	5	3	3	1
Credit card and related accounts	5	6	3	12	8

Total recoveries	191	83	42	95	98

Net charge-offs	(695)	(716)	(417)	(87)	(669)
Provision charged to operations	1,800	1,450	1,697	1,005	1,000

Acquisition of Valley Community Bancorp	—	—	—	—	410

Reserve for loan losses balance, end of period	$6,417	$5,312	$4,578	$3,298	$2,380

Ratio of net loans charged-off to average loans outstanding	0.17%	0.21%	0.14%	0.04%	0.38%
Ratio of reserve for loan losses to loans at end of period	1.46%	1.38%	1.50%	1.32%	1.13%

(1)	Includes loans held-for-sale.

     The adequacy of the reserve for loan losses should be measured in the context of several key ratios: (1) the ratio of the reserve to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs to average loans outstanding. Since 1998, Columbia’s ratio of the reserve for loan losses to total loans has ranged from 1.13% to 1.50%. The amounts provided by these ratios have been sufficient to fund Columbia’s charge-offs, which have not been historically significant, and to provide for potential losses as the loan portfolio has grown. These ratios have also been consistent with the level of nonperforming loans to total loans. From December 31, 1998 through December 31, 2002, nonperforming loans to total loans have ranged from a low of 0.18% to a high of .91%. This experience tracks with changes in the ratio of the reserve for loan losses to total loans and with the actual balances maintained in the reserve account. Finally, Columbia’s historical ratio of net charge-offs to average outstanding loans illustrates its favorable loan charge-off and recovery experience. From December 31, 1998 through December 31, 2002, net charge-offs ranged from 0.04% to 0.38% of average loans. Management believes Columbia’s loan underwriting policies and its loan officers’ knowledge of their customers are significant contributors to Columbia’s success in limiting loan losses.

     During the year ended December 31, 2002, Columbia recognized $886,000 in loan losses and $191,000 in recoveries for a net charge-off of $695,000. These were consistent with Columbia’s historical experience in view of the growth in its loan portfolio.

     The following table presents information with respect to nonperforming loans and other assets:

	December 31,
Table 14	2002	2001	2000	1999	1998
(dollars in thousands)
Loans on nonaccrual status	$742	$890	$1,163	$394	$1,082
Loans past due - greater than 90 days	5	—	7	—	—
Restructured loans	25	113	116	202	825

Total nonperforming loans	772	1,003	1,286	596	1,907
Other real estate owned	—	349	—	—	281

Total nonperforming assets	$772	$1,352	$1,286	$596	$2,188

Allowance for loans losses	$6,417	$5,312	$4,578	$3,298	$2,380
Ratio of total nonperforming assets to total assets	0.14%	0.28%	0.31%	0.16%	0.64%
Ratio of total nonperforming loans to total loans	0.18%	0.26%	0.43%	0.24%	0.91%
Ratio of reserve for loan losses to total nonperforming assets	830.73%	392.82%	355.95%	553.45%	108.82%

     Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless an exception is made to the policy. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at December 31, 2002 totaled approximately $742,000 compared to $890,000 at December 31, 2001 and $1.16 million at December 31, 2000.

     Columbia has adopted procedures to identify and monitor loans that have had their original terms restructured to accommodate borrowers’ financial needs. Loan revisions and modifications are provided to meet the credit needs of borrowers in weakened financial condition and to enhance ultimate collection. As of December 31, 2002, loans that had been classified as restructured were insignificant and were performing in accordance with their restructured terms. However, management will continue to monitor loans for any changes or deterioration in performance of restructured loans.

     At December 31, 2002, 2000, and 1999 Columbia had no assets in the other real estate owned (“OREO”) category. There was $349,000 in OREO at December 31, 2001 and $281,000 at December 31, 1998, which represents assets acquired through loan foreclosure or recovery activities.

Deposits

     The following table sets forth composition of Columbia’s deposit balances for the dates indicated:

	December 31, 2002		December 31, 2001		December 31, 2000

Table 15	Amount	Percentage	Amount	Percentage	Amount	Percentage
(dollars in thousands)
Interest-bearing demand deposits	$182,341	40.00%	$136,968	34.71%	$133,467	38.53%
Savings deposits	32,940	7.23	32,237	8.17	27,252	7.87
Time deposits < 100k	66,766	14.66	79,451	20.13	70,481	20.36
Time deposits > 100k	44,746	9.82	37,458	9.49	27,403	7.91

Total interest-bearing deposits	326,793	71.69	286,114	72.50	258,603	74.65
Total noninterest-bearing deposits	129,042	28.31	108,522	27.50	87,824	25.35

Total interest-bearing and noninterest-bearing deposits	$455,835	100.00%	$394,636	100.00%	$346,427	100.00%

     At December 31, 2002, total deposits were $455.84 million, an increase of $61.20 million or 15.51%, from total deposits of $394.64 million at December 31, 2001. The total deposits at December 31, 2001 of $394.64 million represent an increase of $48.21 million or $13.92%, from total deposits of $346.43 million at December 31, 2000. Deposit growth in 2002, 2001 and 2000 was due to a combination of pricing strategies, increased marketing and emphasis on the sales culture within the branches. The growth in deposit accounts in 2002 has primarily been in noninterest-bearing and interest-bearing demand accounts. To the extent Columbia can fund operations with noninterest-bearing demand deposits, net interest spread, which is the difference between interest income and interest expense, will improve. At December 31, 2002, core deposits, which consist of all demand deposit accounts, savings accounts and certificates of deposit less than $100,000, accounted for 90.16% of total deposits, down from 92.38% as of December 31, 2001.

     Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as Columbia adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2002, total interest-bearing deposit accounts were $326.79 million, an increase of $40.68 million, or 14.22%, from December 31, 2001. Increases in savings accounts and in interest-bearing deposits offset a decline in time deposits. Interest-bearing demand accounts increased $45.37 million, or 33.13%, from December 31, 2001 to 2002, after increasing $3.50 million, or 2.62%, from 2000 to 2001.

     Columbia does utilize brokered deposits as a source for funding future loan growth. In most cases, brokered deposit accounts are purchased with a long-term maturity of two to seven years. At December 31, 2002, time certificates of deposits in excess of $100,000 totaled $44.75 million, or 9.82% of total outstanding deposits, compared to $37.46 million, or 9.49%, of total outstanding deposits at December 31, 2001, and $27.40 million, or 7.91%, of total outstanding deposits at December 31, 2000. The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2002:

	CDs	CDs
Table 16	< 100k	> 100k	Total
(dollars in thousands)
Three months or less	$17,100	$4,610	$21,710
Over three through six months	13,294	4,148	17,442
Over six months through twelve months	19,445	3,798	23,243
Twelve months through five years	16,510	31,412	47,922
Over five years	417	778	1,195

	$66,766	$44,746	$111,512

Long-Term and Short-Term Borrowings

     The following table sets forth certain information with respect to Columbia’s Federal Home Loan Bank of Seattle borrowings.

	December 31,

Table 17	2002	2001	2000
(dollars in thousands)
Amount outstanding at end of period	$26,285	$35,454	$25,520
Weighted average interest rate at end of period	4.16%	4.00%	6.39%
Maximum amount outstanding at any month-end and during the year	$50,622	$39,172	$29,053
Average amount outstanding during the period	$28,673	$32,626	$22,490
Average weighted interest rate during the period	4.05%	5.26%	6.34%

     Short-tem borrowings from Treasury, Tax and Loan totaled $850,000, $451,000 and $850,000 at December 31, 2002, 2001 and 2000, respectively.

Trust Preferred Securities

     In December 2002, Columbia issued $4 million in unsecured subordinated debentures to its wholly-owned subsidiary, Columbia Bancorp Trust I. The interest payments on the subordinated debentures are intended to pass-through Columbia Bancorp Trust I to the beneficial owners of the Columbia Bancorp Trust I (“Trust Preferred Securities”). The subordinated debentures and trust preferred securities have identical rate, terms and conditions — variable rates tied to the 90 day LIBOR with a margin of 3.30% and 30 year maturities. The trust preferred securities are considered Tier I capital for regulatory purposes. Management structured this transaction in order to repurchase 328,422 shares of common stock at a price of $12.25 in November 2002 and maintain regulatory capital within the “well-capitalized” category as defined by the Bank’s regulators.

Shareholders’ Equity and Regulatory Capital

     Shareholders’ equity increased $3.75 million during 2002. Shareholders’ equity at December 31, 2002 was $50.19 million compared to $46.45 million at December 31, 2001. This increase reflects net income other and comprehensive income of $9.22 million and $1.01 million in exercised stock options. These additions to equity were partially offset by cash dividends paid or declared of $2.58 million.

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for financial holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia’s various capital ratios at December 31, 2002, and December 31, 2001, as compared to regulatory minimums for capital adequacy purposes:

Table 18	December 31, 2002	December 31, 2001	Regulatory Minimum

Tier I capital	9.71%	9.40%	4.00%
Total risk-based capital	10.96%	10.60%	8.00%
Leverage ratio	8.57%	8.60%	4.00%

Liquidity and Capital Resources

     Columbia has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the financial environment and ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of borrowings from the Federal Home Loan Bank of Seattle and correspondent banks, brokered certificates of deposit and net cash provided by operating activities. As of December 31, 2002 and 2001, unused and available lines of credit totaled $44.68 million and $49.74 million, respectively.

     Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions, and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, and securities available-for-sale and securities held-to-maturity with maturities occurring within three months. At December 31, 2002, these liquid assets totaled $45.08 million or 68.25% of total assets as compared to $41.47 million or 8.61% of total assets at December 31, 2001. The total liquid assets of $41.47 million or 8.61% of total assets as of December 31, 2001 compare to $66.04 million or 15.87% of total assets at December 31, 2000. Liquidity was stable during the year 2002 as a result of steady deposit growth. Columbia has met liquidity needs primarily from cash balances in correspondent accounts, income from operations, borrowing from the Federal Home Loan Bank and the growth of deposits.

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2002. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $9.38 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts and reflect various transactions with stockholders.

     At December 31, 2002, Columbia had outstanding unfunded lending commitments of $166.81 million. Nearly all of these commitments represented unused portions of credit lines available to consumers under credit card and other arrangements and to businesses. Many of these credit lines will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that Columbia’s sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

Business Segment Information

Table 19	Community	Mortgage
(dollars in thousands)	Banking	Banking	Consolidated

December 31, 2002
Net interest income before provision for loan losses	$29,417	$417	$29,834
Noninterest income	2,780	5,771	8,551
Amortization of the mortgage servicing asset	—	1,029	1,029
Impairment of mortgage servicing rights	—	2,781	2,781
Salaries and benefits	10,310	2,750	13,060
Occupancy expense, excluding depreciation	668	151	819
Depreciation	1,141	98	1,239
Operating expenses & other	4,195	657	4,852
Income before provision for income taxes	15,883	(1,278)	14,605
Total assets	$526,202	$18,124	$544,326
December 31, 2001
Net interest income before provision for loan losses	$22,639	$856	$23,495
Noninterest income	3,558	5,636	9,194
Amortization of the mortgage servicing asset	—	395	395
Impairment of mortgage servicing rights	—	917	917
Salaries and benefits	8,689	2,733	11,422
Occupancy expense, excluding depreciation	576	115	691
Depreciation	1,065	74	1,139
Goodwill amortization	629	—	629
Operating and Other Expenses	5,918	455	6,373
Income before provision for income taxes	9,949	1,802	11,751
Total assets	$452,260	$29,947	$482,207
December 31, 2000
Net interest income before provision for loan losses	$20,674	$437	$21,111
Noninterest income	4,086	2,265	6,351
Amortization of the mortgage servicing asset	—	160	160
Salaries and benefits	8,373	1,279	9,652
Occupancy expense, excluding depreciation	554	75	629
Depreciation	920	60	980
Goodwill amortization	629	—	629
Operating expenses & other	6,844	268	7,112
Income before provision for income taxes	8,069	860	8,929
Total assets	$401,090	$15,769	$416,859

     The Mortgage Group has decreased total assets over the last year to $18.12 million at year-ending 2002. Assets were $29.95 million and $15.77 million for years ending 2001 and 2000, respectively. Assets of the Mortgage Group are primarily comprised of real estate loans in the portfolio, real estate loans held for sale, mortgage servicing asset, accrued interest receivable, and furniture and equipment.

     The mortgage servicing asset as of December 31, 2002, 2001 and 2000, was valued at $4.61 million, $6.20 million and $2.76 million, respectively. CRB uses a servicing portfolio valuation model to comply with Statement of Accounting Standard (SFAS) 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The servicing portfolio valuation model evaluates the value of the mortgage servicing asset by calculating the results from data input into the system including assumptions regarding; discount rates, inflation rates, effective tax rates, annual servicing costs, servicing premiums, stratified loans by term, weighted average terms to maturity, weighted average coupon, numbers of loans serviced and constant prepayment rate. The mortgage servicing asset is amortized in proportion to and over the period of the estimated life of the servicing income.

     In 2002 The Mortgage Group recorded a loss before income taxes of $1.28 million. Income for the years ended December 31, 2001 and 2000 was $1.80 million, and $860,000 respectively. The mortgage banking group’s earnings in 2002 were negatively impacted by higher mortgage servicing asset amortization and valuation write-downs. This was caused by the low mortgage interest rate environment, which prompted a record number of borrowers to refinance their mortgage loans. In addition, the mortgage banking group’s net interest income was lower in 2002 due to improvements made in the department’s ability to increase the turnaround time from loan funding to investor settlement, thereby reducing the interest income and related interest expense. Furthermore, operating expenses were higher in 2002 as a result of higher consulting, sundry losses and general operating expenses. Noninterest income in 2002 was higher than the prior two years as a result of higher loan fees, improvements in the use of derivatives in secondary marketing and loan servicing revenue.

Inflation

     Management does not consider the effects of inflation, as measured by the Consumer Price Index, on Columbia’s financial position and earnings to be material.

Off-Balance Sheet

     In the normal course of business, Columbia utilizes financial instruments with off-balance sheet risk to meet the financing needs of its customers, including loan commitments to extend credit, commercial letters of credit, standby letters of credit, unused portions of VISA credit cards, and commitments to fund mortgage loans.

     The increase in off-balance sheet items has occurred during the last three years as a result of growth in the loan portfolio. The table below sets forth the distribution of Columbia’s contingent liabilities by off-balance sheet type. Commitments to extend credit increased primarily due to growth and expansion of commercial real estate construction lending from our Deschutes County trade area.

Table 20

	December 31

(dollars in thousands)	2002	2001	2000

Commitments to extend credit	$148,938	119,551	$90,862
Undisbursed credit card lines of credit	15,220	12,489	10,635
Commercial and standby letters of credit	2,654	1,866	912

Total	$166,812	$133,906	$102,409

Derivative Management

     The Mortgage Group accepts loan applications that typically do not fund and close for 30 to 60 days. During this time, the loan is considered to be in the “open mortgage pipeline”. Once the loan is either funded or closed, it is then removed from the open mortgage pipeline. The loans that comprise the open mortgage pipeline have been price-locked to the borrower; therefore, interest rate fluctuations may result in gains and/or losses from the sale of loans to the secondary market. The risk of price fluctuations to the open mortgage pipeline is managed by the use of derivatives-forward contracts and put options. The underlying securities of the derivatives are mortgage-backed securities, which generally correspond with the composition of the open mortgage pipeline. The structure of the derivatives is intended to serve as a hedge against the impact of rising and falling interest rates. The gain or loss on the hedged item attributable to the hedged risk is recognized in earnings in the same period, as required by Statement of Financial Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities”. As of December 31, 2002, there were $33.59 million in interest rate-locked mortgage loans contained in the open mortgage pipeline and the notional amount of the derivatives totaled $27.00 million in forward contract and put option hedges. The difference in amount between the loans in the open mortgage pipeline and the notional amount of the derivatives is due to the risk management practices for anticipating loan fall-out. Loan fall-out occurs when a locked-loan in the open mortgage pipeline is not closed and funded by Mortgage Group. The two most common causes for fall-out occur when borrowers either do not fulfill a real estate purchase contract or close their loan with a competing provider of mortgage loans. The risk of fall-out does expose CRB to changes in value of the derivatives that would apply to non-existent loans in the open mortgage pipeline. This risk is usually greater during periods of falling interest rates when borrowers take advantage of market conditions to shop for the lowest mortgage rates among competing mortgage loan providers. Columbia monitors this risk and adjusts its derivative coverage over the open mortgage pipeline in order to minimize risk of losses from fall-out. However, there can be no assurance that fluctuations in interest rates and changes in loan fall-out will not have a material adverse impact on earnings.

Recently Issued Accounting Standards

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Columbia’s management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

     In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. Columbia’s management does not expect that the application provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends

FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under conflicting conditions. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

     In January 2003, FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. Columbia’s management does not expect that the application of the provisions of this interpretation will have a material impact on Columbia’s consolidated financial statements.

     In November 2002, FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002, and the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Columbia’s management does not expect that the application of the provisions of this interpretation will have a material impact on Columbia’s consolidated financial statements.

Factors That May Affect Future Results of Operations

     In addition to the other information contained in this report, the following risks may affect Columbia. If any of these risks occur, our business, financial condition or operating results could be adversely affected.

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk Management

     In the banking industry, a major risk involves changing interest rates, which can have a significant impact on Columbia’s profitability. Columbia manages its exposure to changes in interest rates through asset and liability management activities within the guidelines established by its Asset Liability Committee (“ALCO”). ALCO has the responsibility for approving and ensuring compliance with asset-liability management policies, including interest rate risk exposure, capital position, liquidity management and the investment portfolio. Reports prepared by ALCO are provided to the Board of Directors on a regular basis.

     Asset-liability management simulation models are used to measure interest rate risk. The models quantify interest rate risk through simulating forecasted net interest income and economic value of equity over a 12-month time horizon under various rate scenarios. The economic value of equity is defined as the difference between the market value of current assets less the market value liabilities. By measuring the change in the present value of equity under different rate scenarios, management is able to identify interest rate risk that may not be evident in simulating changes in the forecasted net interest income.

     Table 21 below shows the simulated percentage change in forecasted net interest income and the economic value of equity using a stable rate environment. The change in interest rates assumes an immediate, parallel and sustained shift in the base interest rate forecast. Through these simulations, management estimates the impact on net interest income and present value of equity based on a 100 and 200 basis point upward or downward gradual change of market interest rates over a one-year period. The analysis did not allow rates to fall below zero.

Table 21	Percent Change	Percent Change
	in Net Interest	in Present Value
Change in Interest Rates	Income	of Equity

-200 Basis points	-4.76%	-2.49%
-100 Basis points	-2.22%	-2.89%
+100 Basis points	2.67%	3.66%
+200 Basis points	6.96%	5.71%

     As illustrated in the above table, our balance sheet is currently asset sensitive, meaning that interest -earning assets mature or reprice more quickly than interest-bearing liability in a given period. Therefore, according to the model, net interest income should increase slightly when rates increase and shrink somewhat when rates fall. This is primarily a result of the concentration of variable rate and short-term commercial loans in Columbia’s portfolio.

     The simulation model does not take into account future management actions that could be undertaken, should a change occur in actual market interest rates. Also, certain assumptions underlie modeling simulation results and these assumptions may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes of deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and expected pricing behavior in the future. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly due to external factors such as changes in prepayment assumptions, early withdrawals of deposits and unforeseen competitive factors.

Mortgage Servicing Asset

     The CRB Mortgage Group has recorded a mortgage-servicing asset (MSA) that contains risk due to loan prepayments. The value of the MSA will likely decline when interest rates fall due to an increase in loan prepayments. The MSA is measured on a quarterly basis with the use of a model that incorporates published data for prepayment speeds, servicing costs, ancillary income and discount rates. Any decrease in value of the MSA is recorded as valuation impairment. However, actual fair values may differ significantly from the measured valuation due to CRB’s analysis of available third-party market quotations.

     The value of the mortgage servicing asset is interest rate sensitive and is likely to require quarterly valuation adjustments during 2003 if mortgage interest rates decline further from all time low levels. However, if mortgage rates were to increase in 2003, management would expect that mortgage service asset valuations to decrease. In this instance, the monthly mortgage servicing asset amortization expense would be sufficient to amortize the MSA over the expected remaining life of the serviced mortgage loan portfolio.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (unaudited)

The following tables set forth Columbia’s unaudited consolidated financial data regarding operations for each quarter of 2002 and 2001. This information, in the opinion of management, includes all normal and recurring adjustments, to fairly state the information contained in the tables. Certain amounts previously reported have been classified to conform with current presentation. These reclassifications had no net impact on the results of operations.

Table 22	2002 Quarterly Financial Data

(In thousands except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Income Statement Data
Interest income	$8,587	$9,439	$9,841	$9,749	$37,616
Interest expense	1,790	2,029	2,090	1,873	7,782

Net interest income	6,797	7,410	7,751	7,876	29,834
Loan loss provision	400	700	600	100	1,800

Net interest income after provision for loan losses	6,397	6,710	7,151	7,776	28,034
Noninterest income	2,094	2,760	2,236	1,461	8,551
Noninterest expense	5,091	5,695	5,525	5,669	21,980

Income before provision for income taxes	3,400	3,775	3,862	3,568	14,605
Provision for income taxes	1,219	1,353	1,338	1,314	5,224

Net income	$2,181	$2,422	$2,524	$2,254	$9,381

Earnings Per Share
Basic earnings per common share	$0.27	$0.30	$0.31	$0.28	$1.16
Diluted earnings per common share	$0.26	$0.29	$0.30	$0.27	$1.13

	2001 Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Income Statement Data
Interest income	$8,539	$8,711	$8,946	$8,882	$35,078
Interest expense	3,262	3,063	2,995	2,263	11,583

Net interest income	5,277	5,648	5,951	6,619	23,495
Loan loss provision	250	375	250	575	1,450

Net interest income after provision for loan losses	5,027	5,273	5,701	6,044	22,045
Noninterest income	1,863	2,796	1,910	2,625	9,194
Noninterest expense	4,479	4,754	4,953	5,302	19,488

Income before provision for income taxes	2,411	3,315	2,658	3,367	11,751
Provision for income taxes	898	1,262	939	1,278	4,377

Net income	$1,513	$2,053	$1,719	$2,089	$7,374

Earnings Per Share
Basic earnings per common share	$0.19	$0.25	$0.21	$0.26	$0.92
Diluted earnings per common share	$0.19	$0.25	$0.21	$0.25	$0.89

     Additional information called for by this item is contained in Columbia Bancorp’s Annual Report to Stockholders for the year ended December 31, 2002, and is incorporated herein by reference.

ITEM  9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2001.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is contained in Columbia’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM 11 EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE

     The information called for by this item is contained in Columbia’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in Columbia’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in Columbia’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM 14 CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Part IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits.

     The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2002 Annual Report:

COLUMBIA BANCORP AND SUBSIDIARIES

INDEPENDENT AUDITOR’S REPORT
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, AND 2000

CONTENTS

PAGE

INDEPENDENT AUDITOR’S REPORT	1
CONSOLIDATED FINANCIAL STATEMENTS
Balance sheets 2 – 3
Statements of income and comprehensive income	4 – 5
Statements of changes in stockholders’ equity	6
Statements of cash flows 7 – 8
Notes to financial statements	9 – 46

Note: These financial statements have not been reviewed, or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Columbia Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Columbia Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of Columbia Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Bancorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
January 17, 2003

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2002	2001

CASH AND CASH EQUIVALENTS
Cash and due from banks	$28,414,139	$19,813,111
Interest-bearing deposits with other banks	8,551,980	1,275,462
Federal funds sold	3,735,416	1,525,165

Total cash and cash equivalents	40,701,535	22,613,738

INVESTMENT SECURITIES
Investment securities available-for-sale	14,749,694	18,802,107
Investment securities held-to-maturity	18,600,335	22,657,264
Restricted equity securities	2,698,200	2,072,300

Total investment securities	36,048,229	43,531,671

LOANS
Loans held-for-sale	8,769,777	18,959,979
Loans, net of allowance for loan losses and unearned loan fees	423,917,555	361,323,121

Total loans	432,687,332	380,283,100

OTHER ASSETS
Property and equipment, net of accumulated Depreciation	14,183,851	13,887,846
Accrued interest receivable	3,895,237	3,485,533
Goodwill	7,389,094	7,389,094
Mortgage servicing asset, net of accumulated amortization and valuation allowance	4,614,391	6,196,801
Other assets	4,806,315	4,818,922

Total other assets	34,888,888	35,778,196

TOTAL ASSETS	$544,325,984	$482,206,705

The accompanying Notes are an integral
part of these consolidated financial statements.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,

	2002	2001

DEPOSITS
Noninterest-bearing demand deposits	$129,042,083	$108,521,784
Interest-bearing demand deposits	182,340,665	136,967,524
Savings accounts	32,939,990	32,237,233
Time certificates	111,512,375	116,908,960

Total deposits	455,835,113	394,635,501

OTHER LIABILITIES
Notes payable	27,134,946	35,904,542
Accrued interest payable and other liabilities	7,165,544	5,221,730
Guaranteed Undivided Beneficial Interest in Junior Subordinated Debentures (Trust Preferred Securities)	4,000,000	—

Total other liabilities	38,300,490	41,126,272

Total liabilities	494,135,603	435,761,773

COMMITMENTS AND CONTINGENCIES (Note 19)
STOCKHOLDERS’ EQUITY
Common stock, no par value, 20,000,000 shares authorized; 7,862,380 and 8,037,078 issued and outstanding at December 31, 2002 and 2001, respectively	15,096,638	14,679,226
Additional paid-in capital	2,745,062	6,054,368
Retained earnings	32,174,431	25,373,550
Accumulated comprehensive income, net of taxes	174,250	337,788

Total stockholders’ equity	50,190,381	46,444,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$544,325,984	$482,206,705

See accompanying notes.	3

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,

	2002	2001	2000

INTEREST INCOME
Interest and fees on loans	$35,334,245	$32,134,970	$29,472,770
Interest on investments:
Taxable investment securities	1,035,059	1,614,918	2,402,691
Nontaxable investment securities	807,504	871,172	906,920
Interest on federal funds sold	99,071	40,038	109,878
Other interest and dividend income	340,172	417,221	474,869

Total interest income	37,616,051	35,078,319	33,367,128

INTEREST EXPENSE
Interest on interest-bearing deposit and savings accounts	1,732,050	3,317,933	5,055,588
Interest on time deposit accounts	4,695,641	6,385,589	5,727,145
Other borrowed funds	1,354,438	1,879,647	1,473,614

Total interest expense	7,782,129	11,583,169	12,256,347

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	29,833,922	23,495,150	21,110,781
PROVISION FOR LOAN LOSSES	1,800,000	1,450,000	1,697,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,033,922	22,045,150	19,413,781

NONINTEREST INCOME
Service charges and fees	4,089,240	3,013,734	2,596,294
Mortgage Group revenues, net of expenses	2,193,314	4,263,441	2,097,798
Credit card discounts and fees	419,762	357,729	283,668
Financial Services Department income	559,968	467,791	432,048
Gain (loss) on sale of investment securities	295,822	27,530	(6,046)
Other noninterest income	993,041	1,063,602	946,771

Total noninterest income	8,551,147	9,193,827	6,350,533

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2002	2001	2000

NONINTEREST EXPENSES
Salaries and employee benefits	13,059,535	11,421,966	9,652,033
Occupancy expense	2,058,065	1,830,346	1,608,593
Goodwill amortization	—	628,623	628,623
Data processing expense	370,889	301,878	485,781
Other noninterest expenses	6,491,978	5,305,635	4,460,252

Total noninterest expenses	21,980,467	19,488,448	16,835,282

INCOME BEFORE PROVISION FOR INCOME TAXES	14,604,602	11,750,529	8,929,032
PROVISION FOR INCOME TAXES	5,223,497	4,376,812	3,304,997

NET INCOME	9,381,105	7,373,717	5,624,035

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	30,473	440,769	625,387
Reclassification adjustment for (gains) losses included in net income	(194,011)	(18,064)	3,990

Other comprehensive income (loss)	(163,538)	422,705	629,377

COMPREHENSIVE INCOME	$9,217,567	$7,796,422	$6,253,412

BASIC EARNINGS PER SHARE OF COMMON STOCK	$1.16	$0.92	$0.70

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$1.13	$0.89	$0.70

See accompanying notes.	5

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Comprehensive	Total
			Paid-In	Retained	Income	Stockholders'
	Shares	Amount	Capital	Earnings	(Loss)	Equity

BALANCE, December 31, 1999	8,010,522	$14,392,229	$6,371,490	$17,272,137	$(714,294)	$37,321,562
Stock options exercised	18,900	69,542	—	—	—	69,542
Income tax benefit from stock options exercised	—	—	7,903	—	—	7,903
Cash dividends paid	—	—	—	(1,683,900)	—	(1,683,900)
Cash dividends declared	—	—	—	(642,354)	—	(642,354)
Net income and comprehensive income	—	—	—	5,624,035	629,377	6,253,412

BALANCE, December 31, 2000	8,029,422	14,461,771	6,379,393	20,569,918	(84,917)	41,326,165
Stock options exercised	57,656	307,455	—	—	—	307,455
Income tax benefit from stock options exercised	—	—	12,478	—	—	12,478
Stock repurchased	(50,000)	(90,000)	(337,503)	—	—	(427,503)
Cash dividends paid	—	—	—	(1,927,227)	—	(1,927,227)
Cash dividends declared	—	—	—	(642,858)	—	(642,858)
Net income and comprehensive income	—	—	—	7,373,717	422,705	7,796,422

BALANCE, December 31, 2001	8,037,078	14,679,226	6,054,368	25,373,550	337,788	46,444,932
Stock options exercised	153,724	1,008,572	—	—	—	1,008,572
Income tax benefit from stock options exercised	—	—	122,704	—	—	122,704
Stock repurchased	(328,422)	(591,160)	(3,432,010)	—	—	(4,023,170)
Cash dividends paid	—	—	—	(1,951,234)	—	(1,951,234)
Cash dividends declared	—	—	—	(628,990)	—	(628,990)
Net income and comprehensive income	—	—	—	9,381,105	(163,538)	9,217,567

BALANCE, December 31, 2002	7,862,380	$15,096,638	$2,745,062	$32,174,431	$174,250	$50,190,381

6

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,381,105	$7,373,717	$5,624,035
Adjustments to reconcile net income to net cash from operating activities:
Amortization of premiums and discounts on investment securities	65,407	36,135	30,180
Loss (gain) on sale of available-for-sale securities	(295,822)	(27,530)	6,046
Loss on sale or write-down of property and equipment	29,772	—	501
Loss on sale or write-down of other real estate owned	25,623	776	—
(Gain) loss on call of held-to-maturity investment securities	(1,512)	161	—
Depreciation and amortization	2,267,649	2,163,353	1,780,284
Impairment of mortgage servicing asset	2,781,111	917,729	—
Federal Home Loan Bank stock dividend	(157,700)	(123,200)	(90,900)
Deferred income tax (benefit) expense	(692,556)	1,262,560	80,978
Provision for loan losses	1,800,000	1,450,000	1,697,000
Increase (decrease) in cash due to changes in certain assets and liabilities:
Proceeds from the sale of mortgage loans held-for-sale	239,365,825	318,259,993	117,490,853
Production of mortgage loans held-for-sale	(229,175,623)	(331,901,669)	(119,526,307)
Accrued interest receivable	(409,704)	506,507	(1,089,439)
Mortgage servicing asset	(2,227,511)	(4,750,197)	(1,437,145)
Other assets	(326,919)	(1,919,090)	448,807
Accrued interest payable and other liabilities	2,865,950	2,335,012	523,494

Net cash from operating activities	25,295,095	(4,415,743)	5,538,387

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	300,000	18,315,428	3,014,531
Proceeds from the maturity of available-for-sale securities	7,300,000	2,895,000	800,000
Proceeds from the maturity of held-to-maturity securities	4,078,785	2,330,442	2,479,371
Purchases of held-to-maturity securities	(81,579)	(5,484,218)	(1,887,266)
Purchases of available-for-sale securities	(4,000,000)	—	(1,181,794)
Purchases of restricted equity securities	(468,200)	(311,500)	(449,900)
Proceeds from sale of restricted equity securities	487,013	—	—
Net change in loans made to customers	(64,947,534)	(68,850,433)	(52,567,673)
Investment in low-income housing tax credits	(10,000)	—	—
Investment in bank-owned life insurance	—	(3,174,000)	—
Proceeds from the sale of property and equipment	25,269	—	27,331
Proceeds from the sale of other real estate owned	876,690	290,187	—
Payments made for purchases of property and equipment	(1,589,572)	(1,151,825)	(2,886,834)

Net cash from investing activities	(58,029,128)	(55,140,919)	(52,652,234)

7

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	66,596,197	29,183,436	16,178,530
Net change in time certificates	(5,396,585)	19,024,644	19,339,102
Net increase (decrease) in notes payable	(8,769,596)	9,535,318	15,498,905
Proceeds from issuance of subordinated debentures	4,000,000	—	—
Dividends paid	(2,593,588)	(2,569,581)	(2,244,637)
Proceeds from the exercise of stock options	1,008,572	307,455	69,542
Repurchase of common stock	(4,023,170)	(427,503)	—

Net cash from financing activities	50,821,830	55,053,769	48,841,442

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,087,797	(4,502,893)	1,727,595
CASH AND CASH EQUIVALENTS, beginning of year	22,613,738	27,116,631	25,389,036

CASH AND CASH EQUIVALENTS, end of year	$40,701,535	$22,613,738	$27,116,631

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$7,784,590	$11,705,699	$12,244,272

Taxes paid in cash	$5,919,000	$2,906,000	$2,972,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain on available-for-sale securities, net of taxes	$(163,538)	$422,705	$629,377

Cash dividend declared and payable after year-end	$628,990	$642,858	$642,354

Transfers of loans to other real estate owned	$553,100	$640,176	$—

     NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations — Columbia Bancorp (Columbia) was incorporated on October 3, 1995, and became the holding company of Columbia River Bank (the Bank) effective January 1, 1996. The Bank is a state-chartered financial institution authorized to provide banking services in the states of Oregon and Washington. With its administrative headquarters in The Dalles, Oregon, the Bank operates branch facilities in The Dalles, Hood River, Hermiston, Pendleton, McMinnville, Canby, Newberg, Troutdale, Madras, Redmond, and Bend, Oregon. In Washington, it operates branches in Goldendale and White Salmon. The Bank operates a mortgage banking division, Columbia River Bank Mortgage Group (the Mortgage Group), with administrative offices in Bend, Oregon. The Mortgage Group also has offices in The Dalles, Hermiston, Pendleton, Newport, Redmond, Madras, McMinnville, and Hood River, Oregon, and provides services to all banking branches of the Bank. Substantially all activity of Columbia is conducted through its subsidiary bank. The Bank, along with Columbia, is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

On December 19, 2002, Columbia formed Columbia Bancorp Trust I, a wholly-owned Delaware statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). During December 2002, the Trust issued $4 million in Trust Preferred Securities. All significant intercompany accounts and transactions between Columbia and its subsidiaries have been eliminated in the preparation of the consolidated financial statements.

Management’s estimates and assumptions – The preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses and the valuation of the mortgage servicing asset.

Cash and cash equivalents – Cash and cash equivalents normally include cash on hand, amounts due from banks, and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. As of December 31, 2002 and 2001, the Bank had no reserve requirement to be maintained at the Federal Reserve; however, total clearing balance requirements at December 31, 2002 and 2001, were $400,000.

     NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Investment securities – Columbia is required to specifically identify its investment securities as “held-to-maturity,” “available-for-sale,” or “trading accounts.” Accordingly, management has determined that all investment securities held at December 31, 2002 and 2001, are either “held-to-maturity” or “available-for-sale” and conform to the following accounting policies:

Securities held-to-maturity – Bonds, notes, and debentures for which Columbia has the intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity.

Securities available-for-sale – Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as held-to-maturity securities. Securities are generally classified as available-for-sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income and carried as accumulated comprehensive income or loss within stockholders’ equity until realized. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Restricted equity securities – Columbia’s equity investments in the Federal Home Loan Bank and the Federal Agriculture Mortgage Corporation are classified as restricted equity securities since ownership of these instruments is restricted and they do not have an active market. As restricted equity securities, these investments are carried at cost.

Loans held-for-sale – Mortgage loans held-for-sale are carried at the lower of cost or estimated fair market value. Fair market value is determined on an aggregate loan basis. At December 31, 2002 and 2001, mortgage loans held-for-sale were carried at cost which approximated fair market value.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Loans, net of allowance for loan losses and unearned loan fees – Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned loan fees. Interest on loans is calculated by using the simple-interest method on daily balances of the principal amount outstanding. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Bank’s reserve for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of the examinations.

Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral dependent. Accrual of interest is discontinued on impaired loans when management believes, after considering economic and business conditions, collection efforts, and collateral position, that the borrower’s financial condition is such that collection of interest is doubtful. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or when the loan is removed from nonaccrual status.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

Property and equipment – Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the assets, which range from three to seven years for furniture and equipment and 31-½ years for building premises.

Goodwill – Goodwill represents the excess of cost over the fair value of net assets acquired from the purchase of Valley Community Bancorp in 1998, and was amortized by the straight-line method over a 15-year period up to December 31, 2001. Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Bank ceased amortization of goodwill effective January 1, 2002, and completed its initial assessment of goodwill impairment in March 2002 and the annual assessment in December 2002. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Columbia’s reporting units are generally consistent with the operating segments identified in Note 23 – Segment Information. Neither the initial or annual assessment identified impairment of goodwill such that the net book value of the reporting unit exceeded its estimated fair value.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

The following summarizes the Bank’s recorded goodwill and the effects of adoption of SFAS No. 142 for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

Reported net income	$9,381,105	$7,373,717	$5,624,035
Add back goodwill amortization	—	628,623	628,623

Adjusted net income	$9,381,105	$8,002,340	$6,252,658

Basic earnings per share:
Reported	$1.16	$0.92	$0.70
Adjusted	$1.16	$1.00	$0.78
Diluted earnings per share:
Reported	$1.13	$0.89	$0.70
Adjusted	$1.13	$0.97	$0.77

Mortgage servicing asset, net of amortization and valuation allowance – The mortgage servicing asset (MSA) is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of the mortgage servicing asset is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows of servicing revenues less servicing costs based on current market interest rates, inflation rates, and industry prepayment rates in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The amount of a valuation allowance recognized is the amount by which the capitalized mortgage servicing asset exceeds the calculated fair value.

Investments in limited partnership – Columbia owns approximately a 10% interest in a limited partnership that owns and operates affordable housing projects. Investment in this project serves as an element of Columbia’s compliance with the Community Reinvestment Act, and Columbia receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward twenty years to recapture or reduce taxes. Columbia uses the equity method in operating results and tax credits are recorded in the years they become available to reduce income taxes.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Other real estate owned – Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the reserve for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense. At December 31, 2001, the Bank held $349,213 in other real estate owned. The Bank held no other real estate owned as of December 31, 2002.

Income taxes – Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses include promotional expenses such as public relations costs and donations, and were $553,743, $566,831, and $520,189 for the years ended December 31, 2002, 2001, and 2000, respectively.

Earnings per share – Basic earnings per share is computed by dividing net income available to stockholders by the weighted average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Stock options – Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had compensation cost for Columbia’s 2002, 2001, and 2000 grants for stock-based compensation plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for December 31, 2002, 2001, and 2000, would approximate the pro forma amounts below (in thousands, except per share data).

	2002	2001	2000

Net income:
As reported	$9,381	$7,374	$5,624
Pro forma	$8,570	$6,823	$5,486
Basic earnings per common share:
As reported	$1.16	$0.92	$0.70
Pro forma	$1.06	$0.85	$0.68
Diluted earnings per common share:
As reported	$1.13	$0.89	$0.70
Pro forma	$1.03	$0.83	$0.68

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2002, 2001, and 2000:

	2002	2001	2000

Dividend yield	2.14%	3.00%	4.84%
Expected life (years)	6.00	3.32	3.32
Expected volatility	45.25%	29.77%	35.78%
Risk-free rate	2.08%	3.74%	5.11%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Off-balance-sheet financial instruments – In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Derivative financial instruments – In 2000, Columbia adopted SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133.” All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized in the consolidated balance sheet at fair value. SFAS No. 133 dictates that the accounting treatment for gains or losses from changes in the derivative instrument’s fair value is contingent on whether the derivative instrument qualifies as a hedge under the accounting standard. On the date Columbia enters into a derivative contract, Columbia designates the derivative instrument’s as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) hedge for trading, customer accommodation or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within stockholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income. Columbia formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. Columbia uses forward sales contract derivatives as a strategy to mitigate the risk associated with interest rate volatility. Columbia also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items.

Fair value of financial instruments — The following methods and assumptions were used by Columbia in estimating fair values of financial instruments as disclosed herein:

Cash and cash equivalents – The carrying amounts of cash and short-term instruments approximate their fair value.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Held-to-maturity, available-for-sale, and restricted equity securities – Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

Loans receivable – For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values, where applicable.

Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts and fixed-term certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term debt – The fair values of the Bank’s long-term debt is estimated using a discounted cash flow analysis based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Accrued interest – The carrying amounts of accrued interest approximate their fair values.

Off-balance-sheet instruments – The Bank’s off-balance-sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Recently issued accounting standards – In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Columbia’s management intends to continue using the intrinsic value method for stock-based employee compensation arrangements and, therefore, does not expect that the application provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” This statement provides guidance on the accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. Columbia’s management does not expect that the application provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” and an amendment of that statement, FASB Statement No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” This statement also rescinds FASB Statement No. 44, “Accounting for Intangible Assets of Motor Carriers.” This statement amends FASB Statement No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under conflicting conditions. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

In January 2003, FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The interpretation applies to public enterprises as of the beginning of the applicable interim or annual period. Columbia’s management does not expect that the application of the provisions of this interpretation will have a material impact on Columbia’s consolidated financial statements.

In November 2002, FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002, and the initial recognition and initial measurement provisions shall be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Columbia’s management does not expect that the application of the provisions of this interpretation will have a material impact on Columbia’s consolidated financial statements.

Reclassifications – Certain reclassifications have been made to the 2001 and 2000 financial statements to conform with current year presentations.

NOTE 2 – INVESTMENT SECURITIES

The amortized cost and estimated fair values of Columbia’s investment securities at December 31, 2002 and 2001, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002:
Available-for-sale securities:
Obligations of U.S government agencies	$11,499,888	$143,700	$—	$11,643,588
Corporate debt securities	1,228,919	37,253	—	1,266,172
Corporate equity securities	112,987	—	—	112,987
Municipal securities	1,643,884	83,063	—	1,726,947

	$14,485,678	$264,016	$—	$14,749,694

Held-to-maturity securities:
Mortgage-backed securities	$3,770,306	$149,815	$—	$3,920,121
Municipal securities	14,748,450	689,734	(536)	15,437,648
Obligations of U.S government agencies	81,579	—	—	81,579

	$18,600,335	$839,549	$(536)	$19,439,348

NOTE 2 – INVESTMENT SECURITIES – (continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2001:
Available-for-sale securities:
U.S. Treasury securities	$1,004,320	$11,517	$—	$1,015,837
Obligations of U.S government agencies	13,799,133	408,668	—	14,207,801
Corporate debt securities	1,233,885	47,211	—	1,281,096
Corporate equity securities	300,000	—	—	300,000
Municipal securities	1,943,657	53,716	—	1,997,373

	$18,280,995	$521,112	$—	$18,802,107

Held-to-maturity securities:
Mortgage-backed securities	$6,915,536	$41,768	$(14,074)	$6,943,230
Municipal securities	15,741,728	217,244	(58,643)	15,900,329

	$22,657,264	$259,012	$(72,717)	$22,843,559

The amortized cost and estimated fair value of investment securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 2 – INVESTMENT SECURITIES – (continued)

	Available-For-Sale		Held-To-Maturity

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$8,033,927	$8,174,547	$5,215,443	$5,376,120
Due after one year through five years	6,132,824	6,234,124	2,749,413	2,869,079
Due after five years through ten years	205,940	228,036	8,022,225	8,455,934
Due after ten years	—	—	2,613,254	2,738,215

	14,372,691	14,636,707	18,600,335	19,439,348
Corporate equity securities	112,987	112,987	—	—

	$14,485,678	$14,749,694	$18,600,335	$19,439,348

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

As of December 31, 2002 and 2001, investment securities with an amortized cost of $15,270,194 and $20,850,183, respectively, have been pledged to secure notes payable at the Federal Home Loan Bank and Federal Reserve and public and other deposits, as required by law.

NOTE 3 – RESTRICTED EQUITY SECURITIES

The composition of restricted equity securities is as follows:

	2002	2001

Federal Home Loan Bank stock	$2,688,800	$2,062,900
Federal Agriculture Mortgage Corporation stock	9,400	9,400

	$2,698,200	$2,072,300

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of the following:

	2002	2001

Commercial	$69,881,954	$64,163,290
Agriculture	61,770,202	54,934,115
Real estate	181,456,664	153,204,595
Real estate – construction	91,035,925	70,473,600
Consumer	20,936,603	19,802,296
Credit card and other loans	6,497,855	5,250,634

	431,579,203	367,828,530
Less allowance for loan losses	(6,416,691)	(5,311,715)
Less unearned loan fees	(1,244,957)	(1,193,694)

	$423,917,555	$361,323,121

Restructured and other loans considered impaired had a recorded investment of approximately $1,028,000 and $1,147,000 at December 31, 2002 and 2001, respectively. The Bank’s average investment in impaired loans, measured on the basis of the present value of expected future cash flows discounted at the loans’ effective interest rates, was approximately $1,076,000 and $1,188,000 during 2002 and 2001, respectively. The total allowance for loan losses related to these loans at December 31, 2002 and 2001, was approximately $253,000 and $286,000, respectively. Had the impaired loans performed according to their original terms, additional interest income of $215,663, $209,415, and $183,248 would have been recognized in 2002, 2001, and 2000, respectively. No interest income has been recognized on impaired loans during the period of impairment.

Changes in the allowance for loan losses were as follows:

	2002	2001	2000

BALANCE, beginning of year	$5,311,715	$4,577,941	$3,298,460
Provision for loan losses	1,800,000	1,450,000	1,697,000
Loans charged off	(886,156)	(799,583)	(459,824)
Loan recoveries	191,132	83,357	42,305

BALANCE, end of year	$6,416,691	$5,311,715	$4,577,941

NOTE 5 – MORTGAGE SERVICING ASSET

Mortgages serviced for others, which totaled $486.8 million and $416.3 million at December 31, 2002 and 2001, respectively, are not included in the accompanying consolidated balance sheets. However, mortgage servicing asset (MSA) relating to this portfolio is recorded by the Bank as an asset based on calculations using a discounted cash flow model, which incorporates the expected life of the loans, estimated costs to service the loans, servicing fees to be received, and other factors, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The key assumptions used to value the MSA at December 31, 2002, were as follows:

	30-year	15-year	7-year

Weighted-average term to maturity (months)	341	164	74
Constant prepayment rate	12.4%	9.2%	14.6%
Servicing cost, net of ancillary income	$19.50	$19.50	$19.50
Discount rate	8.9%	8.9%	8.9%

The changes in the balance of the MSA were as follows:

	2002	2001	2000

MSA balance, beginning of year	$6,196,801	$2,759,687	$1,482,374
Additions for capitalized servicing right premiums	2,227,511	4,750,197	1,437,145
Amortization of MSA	(1,028,810)	(395,354)	(159,832)
Valuation allowance adjustments	(2,781,111)	(917,729)	—

	$4,614,391	$6,196,801	$2,759,687

The valuation allowance provides for adjustments to the cost basis of the total mortgage servicing assets to estimated fair value. The fair value adjustment is recorded as an adjustment to the income of the Bank’s Mortgage Group when recognized.

NOTE 6 – PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized as follows:

	2002	2001

Land	$3,491,377	$3,491,377
Construction in progress	145,741	67,054
Buildings and improvements	10,153,556	9,865,897
Furniture and equipment	6,521,588	7,084,983

	20,312,262	20,509,311
Less accumulated depreciation	(6,128,411)	(6,621,465)

	$14,183,851	$13,887,846

For certain bank branch facilities, Columbia leases office space from third parties. Minimum future rentals on noncancellable leases for the next five years beginning in 2003 are approximately $93,000, $94,000, $94,000, $80,000, and $74,000. Minimum lease rentals for the year 2008 and thereafter are approximately $153,000.

NOTE 7 – TIME CERTIFICATES

Time certificates of deposit of $100,000 and over, aggregated $44,746,175 and $37,457,669 at December 31, 2002 and 2001, respectively. Brokered time certificates had an aggregate carrying value of $16,179,793 at December 31, 2002. There were no brokered deposits at December 31, 2001.

At December 31, 2002, the scheduled maturities for all time deposits are as follows:

Years ending December 31,	2003	$62,395,641
	2004	19,332,342
	2005	13,260,961
	2006	12,398,297
	2007	2,930,502
	Thereafter	1,194,632

		$111,512,375

NOTE 8 – LINES OF CREDIT AND BORROWED FUNDS

The Bank has federal funds lines of credit agreements with six financial institutions and the Federal Reserve. The maximum borrowings available under these lines totaled $53,280,000. These lines support short-term liquidity and cannot be used for more than one to fifteen consecutive business days, depending on the lending institution. At December 31, 2002 and 2001, there were no borrowings outstanding under these agreements.

The Bank is a member of the Federal Home Loan Bank (FHLB) of Seattle and has entered into credit arrangements with the FHLB. Borrowings under the credit arrangements are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. As of December 31, 2002 and 2001, the Bank had total borrowings outstanding with the FHLB of $26,284,946 and $35,453,969, respectively, including $3,000,000 outstanding under a “Cash Management Advance” agreement at December 31, 2001. The maximum borrowings available under the Cash Management Advance agreement were $72,915,150 at December 31, 2002. Interest rates on the promissory notes and under the Cash Management Advance agreement range from 1.59% to 6.08%.

The Bank also participates in the U.S. Treasury Department’s Treasury Investment Program, which facilitates the acceptance and processing of federal tax deposits. Under this program, the Bank is authorized to accumulate daily tax payments up to authorized limits, and deploy the funds in short-term investments. In exchange, the Bank is required to issue a fully collateralized demand note to the U.S. Treasury and pay interest at the federal funds rate minus 25 basis points. As of December 31, 2002 and 2001, the Bank had $850,000 and $450,573, respectively, outstanding under this program.

The maturity of notes payable is as follows:

Years ending December 31,	2003	$11,578,495
	2004	3,254,480
	2005	3,750,000
	2006	1,000,000
	2007	6,500,000
	Thereafter	1,051,971

		$27,134,946

NOTE 9 – TRUST PREFERRED SECURITIES

In December 2002, Columbia formed a wholly-owned Delaware statutory business trust subsidiary, Columbia Bancorp Trust I (the Trust), which issued $4,000,000 of guaranteed undivided beneficial interests in Columbia’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by Columbia. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Columbia Bancorp Trust I to purchase $4,124,000 million of junior subordinated debentures of Columbia. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.3% per annum of the stated liquidation value of $1,000 per capital security. Columbia has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2033, or upon earlier redemption as provided in the indenture. Columbia has the right to redeem the debentures purchased by the Trust in whole or in part, on or after January 7, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

NOTE 10 – INTEREST RATE SWAP

During January 2003, in connection with the issuance of $4,000,000 of floating-rate Trust Preferred Securities described in Note 9, Columbia entered into an interest rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, Columbia will pay 3.27% on a notional amount of $4,000,000 and receive 90-day LIBOR on the same amount. The effect of this transaction was the conversion of the $4,000,0000 trust preferred issuance from a floating rate at 90-day LIBOR plus 330 basis points to a fixed rate of 6.57% for five years, the point at which Columbia has the option to call the Trust Preferred Securities as described in Note 9. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

NOTE 11 – INCOME TAXES

The provision for income taxes consists of the following:

	2002	2001	2000

Current tax provision:
Federal	$4,989,761	$2,597,008	$2,696,053
State	926,292	517,244	527,966

	5,916,053	3,114,252	3,224,019

Deferred tax (benefit) expense:
Federal	(613,200)	1,117,892	71,700
State	(79,356)	144,668	9,278

	(692,556)	1,262,560	80,978

	$5,223,497	$4,376,812	$3,304,997

The components of the deferred tax expense consist of the following:

	2002	2001	2000

Mortgage servicing rights	$(601,316)	$1,306,104	$529,587
Loan loss provision not deductible for tax	(371,906)	(275,426)	(518,947)
Difference between book and tax depreciation methods	217,179	195,279	77,986
Difference between accrual and cash basis tax reporting	—	(17,406)	(28,158)
Deferred compensation expense	(22,933)	7,083	(43,714)
Difference between book and tax recognition of Federal Home Loan Bank stock dividends	60,031	46,926	36,700
Cash surrender value greater than investment in life insurance policies	101,584	—	—
Other differences	(75,195)	—	27,524

Deferred tax (benefit) expense	$(692,556)	$1,262,560	$80,978

NOTE 11 – INCOME TAXES – (continued)

The net deferred tax liability in the accompanying consolidated balance sheets consists of the following:

	2002	2001

Deferred tax assets:
Allowance for loan losses	$2,213,529	$1,841,623
Deferred compensation	144,729	121,796
Other	75,195	—

	2,433,453	1,963,419

Deferred tax liabilities:
Mortgage servicing rights	(1,753,469)	(2,354,785)
Accumulated depreciation	(1,077,737)	(860,558)
Cash surrender value greater than life insurance policies	(101,584)	—
Federal Home Loan Bank stock dividends	(266,554)	(206,523)

	(3,199,344)	(3,421,866)

Net deferred tax liability	$(765,891)	$(1,458,447)

Management believes, based upon Columbia’s historical performance, that the deferred tax asset will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

The tax provision differs from the federal statutory rate of 34% due principally to the effect of tax exemptions for interest received on municipal investments and the amortization of nondeductible goodwill for tax purposes.

NOTE 11 – INCOME TAXES – (continued)

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	2002	2001	2000

Federal income taxes at statutory rate	$4,965,565	$3,995,180	$3,035,871
State income tax expense, net of federal income tax benefit	549,190	474,257	357,649
Effect of nontaxable interest income	(257,239)	(263,510)	(268,236)
Effect of nondeductible goodwill amortization	—	213,732	213,732
Other	(34,019)	(42,847)	(34,019)

	$5,223,497	$4,376,812	$3,304,997

	36%	37%	37%

NOTE 12 – EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the year. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under existing stock option plans. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2002, 2001, and 2000.

	2002	2001	2000

Basic earnings per share:
Income available to common stockholders	$9,381,105	$7,373,717	$5,624,035

Weighted-average common shares outstanding	8,091,494	8,033,119	8,016,683

Earnings per share	$1.16	$0.92	$0.70

Diluted earnings per share:
Income available to common stockholders	$9,381,105	$7,373,717	$5,624,035

Weighted-average common shares outstanding	8,091,494	8,033,119	8,016,683
Net effect of dilutive stock options – based on the treasury stock method using average market price	210,994	210,784	63,685

Weighted-average common shares outstanding and common stock equivalents	8,302,488	8,243,903	8,080,368

Diluted earnings per share	$1.13	$0.89	$0.70

Outstanding common stock options excluded from diluted earnings per share because their impact on the calculation would have been antidilutive totaled 148,343, 3,000, and 144,359 at December 31, 2002, 2001, and 2000, respectively.

NOTE 13 – STOCK INCENTIVE PLANS

Columbia maintains a stock incentive plan originally adopted by the Bank in 1993 prior to Columbia’s formation. The plan, most recently amended in January 2002 and ratified by the stockholders in April 2002, allows for the granting of both incentive and nonstatutory stock options. The option price for incentive stock options is determined by Columbia’s Board of Directors and cannot be less than 100% of the fair market value of the shares on the date of grant. The incentive stock options expire ten years from the date of grant. The option price and duration of options for nonstatutory stock options is also determined by the Board of Directors.

The following summarizes options available and outstanding under this plan.

				Weighted-
			Non-	Average	Weighted-
	Total	Incentive	statutory	Exercise	Average
	Options	Options	Options	Price	Fair Value

Options under grant and exercisable – December 31, 1999	271,398	204,628	66,770	$4.60
Options granted in 2000:
Incentive stock options	128,600	128,600	—	$6.88	$1.47
Nonstatutory stock options	14,000	—	14,000	$6.88	$1.47
Options exercised in 2000:
Incentive stock options	(11,500)	(11,500)	—	$3.47
Nonstatutory stock options	(7,400)	—	(7,400)	4.01
Options expired or forfeited in 2000	(27,000)	(25,000)	(2,000)	$6.70

Options under grant and exercisable – December 31, 2000	368,098	296,728	71,370	$5.58
Options granted in 2001:
Incentive stock options	270,750	270,750	—	$8.25	$1.53
Nonstatutory stock options	55,638	—	55,638	$9.27	$1.31
Gifted shares in 2001	400	—	400	$—
Options exercised in 2001:
Incentive stock options	(39,759)	(39,759)	—	$5.28
Nonstatutory stock options	(17,897)	—	(17,897)	$5.46
Options expired or forfeited in 2001	(2,500)	(1,500)	(1,000)	$7.38

NOTE 13 – STOCK INCENTIVE PLANS – (continued)

				Weighted-
			Non-	Average	Weighted-
	Total	Incentive	statutory	Exercise	Average
	Options	Options	Options	Price	Fair Value

Options under grant and exercisable – December 31, 2001	634,730	526,219	108,511	$7.07
Options granted in 2002:
Incentive stock options	153,343	153,343	—	$14.79	$5.47
Nonstatutory stock options	14,000	—	14,000	$11.71	$4.49
Options exercised in 2002:
Incentive stock options	(124,630)	(124,630)	—	$6.37
Nonstatutory stock options	(29,094)	—	(29,094)	$7.38
Options expired or forfeited in 2002	(5,400)	(5,400)	—	$7.18

Options under grant and exercisable – December 31, 2002	642,949	549,532	93,417	$9.03

Options reserved – December 31, 2002	143,289

NOTE 13 – STOCK INCENTIVE PLANS – (continued)

The following table summarizes information about fixed-stock options outstanding at December 31, 2002, under Columbia’s various stock option plans:

Incentive Stock Options			Nonstatutory Stock Options

	Number	Average		Number	Average
	of Options	Remaining		of Options	Remaining
	Outstanding	Contractual		Outstanding	Contractual
Exercise	and	Life	Exercise	and	Life
Price	Exercisable	(in years)	Price	Exercisable	(in years)

$2.11	5,902	0.5	$3.34	15,750	2.5
$3.34	37,628	2.5	$5.59	16,197	4.6
$5.59	61,790	4.6	$7.75	1,000	6.5
$11.50	3,000	5.3	$6.88	6,650	7.0
$8.00	1,000	6.4	$7.25	8,050	8.1
$7.75	2,000	6.4	$9.86	34,220	9.0
$6.88	80,256	7.0	$11.71	11,550	9.6
$7.25	15,444	8.1	$—	—	—
$7.25	97,610	8.1	$—	—	—
$8.25	2,500	8.5	$—	—	—
$9.86	89,059	9.0	$—	—	—
$11.10	3,000	9.2	$—	—	—
$11.40	2,000	9.3	$—	—	—
$14.91	148,343	10.0	$—	—	—

	549,532			93,417

Under the 2002 stock option plan, an aggregate of no more than 10% of the issued and outstanding shares of Columbia common stock is available for award or grant. At December 31, 2002, 10% of Columbia’s issued and outstanding shares amounted to 786,238 shares of common stock.

NOTE 14 – EMPLOYEE BENEFIT PLANS

Columbia has established an employee stock ownership plan (ESOP) for the benefit of its employees. The ESOP allows participation by all employees over the age of 20 who have also met minimum service requirements. Contributions to the ESOP are at the discretion of the Board of Directors and are used to purchase shares of Columbia’s common stock. Employees are not permitted to contribute individually to the ESOP but vest in their proportionate share of the ESOP interest after six years of participation. The allocated shares in the ESOP are considered outstanding for purposes of calculating earnings per share. For the years ending December 31, 2002, 2001, and 2000, Columbia contributed $100,000, $280,000, and $250,000, respectively, to the ESOP.

The ESOP’s assets as of December 31 were as follows:

	2002	2001

Allocated shares	361,446	353,474

Cash on hand	$36,151	$27,426

Columbia has also adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially, all employees over the age of 18 are eligible to participate in the plan. Employees may elect to defer and contribute up to the statutory limits. Their contributions and those of Columbia, which are limited to 100% of employee contributions up to 4% of total participant compensation, are invested by plan trustees in employee-designated funds. For the years ending December 31, 2002, 2001, and 2000, Columbia contributed approximately $456,000, $128,000, and $112,000, respectively, to the plan.

Columbia has established an employee incentive compensation program which provides eligible participants additional compensation based upon the achievement of certain Bank goals. For the years ending December 31, 2002, 2001, and 2000, additional compensation of approximately $2,227,000, $1,302,000, and $1,238,000, respectively, was paid to eligible employees pursuant to this program.

Columbia entered into both employment and retirement agreements, beginning in 1996 and later amended, with its former chief executive officer. The employment agreement provided for the chief executive’s salary and customary benefits until the agreement terminated upon retirement in May 2001. The retirement agreement provides annual post-retirement compensation for a seven-year period after the chief executive’s retirement. A portion of Columbia’s obligation under the agreement was funded with a $120,000 interest-earning investment and will be paid in annual installments of $48,000 plus interest earned on invested funds. For the year ended December 31, 2002, Columbia had a liability recorded of approximately $240,000 as its obligation for past services pursuant to the retirement plan.

NOTE 14 – EMPLOYEE BENEFIT PLANS – (continued)

During 2001, Columbia purchased bank-owned life insurance (BOLI) to support life insurance, salary continuation, and deferred compensation benefits for certain key employees. At December 31, 2002 and 2001, Columbia recognized a salary continuation liability of $121,076 and $26,884, respectively, and an elective deferred compensation liability of $19,353 for the year ended December 31, 2002. Key employees made no deferred compensation contributions in 2001. Payments under the salary continuation component plan commence when the respective key employee reaches the age of 62 and the economic value of the coverage allocated to the key employee’s estate is then reported as taxable income to that employee. At December 31, 2002, the cash surrender value of the BOLI was $3,394,999.

NOTE 15 – TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal stockholders are customers of and have had banking transactions with the Bank, and the Bank expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. The amount of loans outstanding to directors, executive officers, principal stockholders, and companies with which they are associated was as follows:

	2002	2001

BALANCE, beginning of year	$7,107,507	$14,580,532
Loans made	6,227,476	3,026,052
Loans repaid	(2,252,614)	(10,499,077)

BALANCE, end of year	$11,082,369	$7,107,507

NOTE 16 – CONCENTRATIONS OF CREDIT RISK

All of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market areas. The majority of such customers are also depositors of the Bank. Investments in state and municipal securities are not significantly concentrated within any one region of the United States. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2002. The Bank’s loan policies do not allow the extension of credit to any single borrower or group of related borrowers in excess of $1,200,000 without approval from the Bank’s loan committee.

NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business to meet the financing needs of its customers, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written, is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The Bank may or may not require collateral or other security to support financial instruments with credit risk, depending on its loan underwriting guidelines.

	Contract Amounts
	December 31,

	2002	2001

Financial instruments whose contract amounts contains credit risk:
Commitments to extend credit	$148,938,344	$119,550,597
Undisbursed credit card lines of credit	15,219,916	12,489,221
Commercial and standby letters of credit	2,654,194	1,866,093

	$166,812,454	$133,905,911

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank upon an extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing properties.

NOTE 17 – FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK– (continued)

Letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary.

NOTE 18 – RISK MANAGEMENT ACTIVITIES

In order to mitigate the risk that a change in interest rates will result in a decline in the value of the Mortgage Group’s committed loan pipeline and adversely impact revenues, the Bank enters into derivative financial instruments. Due to the variability of closings in the Bank’s committed loan pipeline, which is influenced primarily by its mortgage loan customers, Bank policy requires a hedge with forward contracts for the sale of mortgage-backed securities or purchase or sale option contracts, designated as fair value hedges, when the committed fixed-rate conforming pipeline loans aggregate certain dollar thresholds. A forward sales contract protects the Bank in a rising interest rate environment, since the sales price and delivery date are already established. A forward sales contract is different, however, from an option contract in that the Bank is obligated to deliver the loan to the third party on the agreed-upon future date. Consequently, if the loan does not fund, the Bank may not have the necessary assets to meet the commitment and may be required to purchase other assets, at current market prices, to satisfy the forward sales contract. To mitigate this risk, the Bank anticipates the factors that influence pipeline fallout, which represent the percentage of loans that are not expected to close, in calculating the amount of derivative instruments to execute.

As of December 31, 2002 and 2001, forward sales and option contracts to sell mortgage-backed securities were $27,000,000 and $19,000,000, respectively, in maturities of up to two months. Derivative instruments as of December 31, 2002, 2001, and 2000, had an unrealized loss of $322,248, an unrealized gain of $120,969, and an unrealized loss of $14,844, respectively, each recognized in the consolidated statements of income and comprehensive income. The mortgage-backed securities that are to be delivered under these contracts are fixed-rate and generally correspond with the composition of the Bank’s committed loan pipeline. Changes in the fair value of the mortgage loan commitments and forward sales contracts are recognized in “Mortgage Group revenues, net of expenses” in the consolidated statements of income and comprehensive income.

In a falling interest rate environment, the Bank expects to recognize a loss on the derivative instrument and a gain on the sale of funded loans from the committed loan pipeline. The “effectiveness” of the Bank’s hedging activities is measured by assessing the net losses and gains on derivative instruments realized, unrealized premiums and discounts on loan sales, and yield spread premium payments on mortgage loans sold.

NOTE 18 – RISK MANAGEMENT ACTIVITIES – (continued)

The hedge ineffectiveness aggregated to losses of $366,767, $1,483,479, and $3,025 for each of the years in the three-year period ended December 31, 2002. In 2002 and 2001, particularly, hedge ineffectiveness resulted from the Bank’s decision to subsidize loan pricing in order to increase its mortgage servicing asset volume. The ineffectiveness from hedging activities, along with the servicing retained premiums, servicing release premiums, servicing income, and other servicing expenses, are included in “Mortgage Group revenues, net of expenses” in the consolidated statements of income and comprehensive income.

As of December 31, 2002 and 2001, the Bank had short-term rate and point commitments amounting to $26,956,841 and $14,739,437, respectively, to fund fixed-rate mortgage loan applications in process. Substantially all of these commitments are for periods of 60 days or less. After funding and sale of the mortgage loans, the Bank’s exposure to credit loss in the event of nonperformance by the mortgagor is limited. The Bank has potential exposure to credit loss in the event of nonperformance by the counterparties to the various forward sales. The Bank manages this credit risk by selecting only well established, financially strong counterparties.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Operating lease commitments – As of December 31, 2002, Columbia leased certain properties. Future minimum lease commitments are as follows:

Years ending December 31,	2003	$253,000
	2004	256,000
	2005	254,000
	2006	215,000
	2007	217,000
	Thereafter	957,000

		$2,152,000

Rental expense for all operating leases was $249,315, $166,189, and $95,571 for the years ended December 31, 2002, 2001, and 2000, respectively.

Legal contingencies – Columbia may become a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no matters presently known to Columbia that are expected to have a material adverse effect on the consolidated financial condition of Columbia.

NOTE 20 – PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Columbia Bancorp (unconsolidated parent company only) is as follows:

	December 31,

	2002	2001

ASSETS
Cash	$863,808	$349,900
Investment security held-to-maturity	81,579	—
Corporate equity securities	112,987	300,000
Investment in subsidiary Bank	53,254,732	46,210,486
Investment in Columbia Bancorp Trust I	124,000	—
Deferred tax asset	122,704	215,611
Other assets	677,409	126,586

TOTAL ASSETS	$55,237,219	$47,202,583

LIABILITIES
Junior Subordinated Debentures	$4,124,000	$—
Dividend payable	628,990	642,858
Deferred compensation plan liability	143,496	104,523
Employee benefit withholding	143,800	—
Other payables	6,552	10,270

Total liabilities	5,046,838	757,651

STOCKHOLDERS’ EQUITY
Common stock	15,096,638	14,679,226
Additional paid-in capital	2,745,062	6,054,368
Retained earnings	32,174,431	25,373,550
Unrealized gain on available-for-sale investment securities, net of tax	174,250	337,788

Total stockholders’ equity	50,190,381	46,444,932

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,237,219	$47,202,583

NOTE 20 – PARENT COMPANY FINANCIAL INFORMATION – (continued)

	Years Ended December 31,

	2002	2001	2000

REVENUES
Equity in undistributed earnings of subsidiary bank	$7,208,039	$4,592,787	$3,301,266
Dividends	2,500,000	3,150,000	2,750,000
Other	314,403	—	(991)
EXPENSES
Administrative and other expenses	(641,337)	(369,070)	(426,240)

Net income	$9,381,105	$7,373,717	$5,624,035

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,381,105	$7,373,717	$5,624,035
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary bank	(7,208,039)	(4,592,787)	(3,301,266)
Changes in other assets and liabilities	30,607	(272,887)	144,363

Net cash from operating activities	2,203,673	2,508,043	2,467,132

NOTE 20 – PARENT COMPANY FINANCIAL INFORMATION – (continued)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Columbia Bancorp Trust I	(124,000)	—	—
Purchase of held-to-maturity security	(81,579)	—	—

Net cash from investing activities	(205,579)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(2,593,588)	(2,569,581)	(2,244,637)
Repurchase of common stock	(4,023,170)	(427,503)	—
Proceeds from issuance of Junior Subordinated Debentures	4,124,000	—	—
Proceeds from stock options exercised	1,008,572	307,455	69,542

Net cash from financing activities	(1,484,186)	(2,689,629)	(2,175,095)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	513,908	(181,586)	292,037
CASH AND CASH EQUIVALENTS, beginning of year	349,900	531,486	239,449

CASH AND CASH EQUIVALENTS, end of year	$863,808	$349,900	$531,486

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain (loss) on available-for-sale securities, net of tax	$(163,538)	$422,705	$629,377

Cash dividend payable	$628,990	$642,858	$642,354

NOTE 21 – REGULATORY MATTERS

Columbia and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on a bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Columbia and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2002, that Columbia and the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent notifications from their regulatory agencies, Columbia and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, Columbia and the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes may have changed the institutions’ category.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

As of December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total capital to risk-weighted assets:
Columbia Bancorp	$52,116	11.0%	$38,041	≥8%	—	—
Columbia River Bank	$51,168	10.8%	$37,996	≥8%	$47,458	≥10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$46,166	9.7%	$19,020	≥4%	—	—
Columbia River Bank	$45,230	9.5%	$18,983	>4%	$28,475	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$46,166	8.6%	$21,558	≥4%	—	—
Columbia River Bank	$45,230	8.4%	$21,518	≥4%	$26,898	≥5%

NOTE 21 – REGULATORY MATTERS – (continued)

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

As of December 31, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio
(dollars in thousands)
Total capital to risk-weighted assets:
Columbia Bancorp	$43,181	10.6%	$32,568	≥8%	—	—
Columbia River Bank	$42,946	10.6%	$32,517	≥8%	$40,647	≥10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$38,097	9.4%	$16,284	≥4%	—	—
Columbia River Bank	$37,862	9.3%	$16,259	≥4%	$24,388	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$38,097	8.6%	$17,690	≥4%	—	—
Columbia River Bank	$37,862	8.0%	$18,948	≥4%	$23,685	≥5%

NOTE 22 – FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair values and the related carrying values of Columbia’s financial instruments (in thousands):

	2002		2001

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$28,414	$28,414	$19,813	$19,813
Interest-bearing deposits with other banks	$8,552	$8,552	$1,275	$1,275
Federal funds sold	$3,735	$3,735	$1,525	$1,525
Investment securities available-for-sale	$14,750	$14,750	$18,802	$18,802
Investment securities held-to-maturity	$18,600	$19,439	$22,657	$22,844
Restricted equity securities	$2,698	$2,698	$2,072	$2,072
Loans held-for-sale	$8,770	$8,770	$18,960	$18,960
Loans, net of allowance for loan losses and unearned loan fees	$423,918	$426,286	$361,323	$375,036
Accrued interest receivable	$3,895	$3,895	$3,486	$3,486
Mortgage servicing asset	$4,614	$4,614	$6,197	$6,197
Financial liabilities:
Demand and savings deposits	$344,323	$344,323	$277,727	$277,727
Time certificates	$111,512	$113,642	$116,909	$119,254
Notes payable	$27,135	$27,135	$35,905	$35,905
Accrued interest payable	$7,166	$7,166	$5,221	$5,221
Junior Subordinated Debentures	$4,000	$4,000	$—	$—

While estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were Columbia to dispose of such items at December 31, 2002 and 2001, the estimated fair values would necessarily be achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002 and 2001, should not necessarily be relied upon at subsequent dates.

In addition, other assets and liabilities of Columbia that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in the consolidated financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the trained work force, customer goodwill, and similar items.

NOTE 23 – SEGMENT INFORMATION

Columbia operates two primary segments, the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, Columbia River Bank, which operates 12 full-service bank branches and three limited banking facilities in Oregon and two branches in Washington. The Bank offers loan, investment, and deposit products to its customers who range from individuals to medium-size agricultural and commercial companies. The mortgage banking segment consists of Columbia Mortgage Group, with administrative offices in Bend, Oregon, and an additional eight offices in Oregon. Columbia Mortgage Group offers a full range of mortgage lending services and products to its clients.

In 2002, management evaluated the internal controls and accounting processes of the Mortgage Group. As a result of this evaluation, certain activities were reclassified for internal financial statement purposes, thus affecting account level detail of the internal segment reporting process. Due to the overall volume and nature of transactions that impact secondary marketing activities, management determined it to be impracticable and of minimal benefit to restate prior periods for these account reclassification changes. The overall performance of the Bank and the overall composition of the reportable segments remain unchanged as a result of these internal segment reporting process changes.

Financial information that Columbia’s management uses to evaluate the reportable segments and the reconciliation to Columbia’s consolidated results are summarized as follows:

	Community	Mortgage
	Banking	Banking	Consolidated

December 31, 2002
Net interest income before provision for loan losses	$29,417,087	$416,835	$29,833,922
Noninterest income	$2,780,198	$5,770,949	$8,551,147
Depreciation and amortization	$1,141,368	$97,471	$1,238,839
Mortgage servicing asset amortization	$—	$1,028,810	$1,028,810
Impairment of mortgage servicing rights	$—	$2,781,111	$2,781,111
Income before provision for income taxes	$15,883,083	$(1,278,481)	$14,604,602
Goodwill	$7,389,094	$—	$7,389,094
Total assets	$526,201,665	$18,124,319	$544,325,984

NOTE 23 – SEGMENT INFORMATION – (continued)

	Community	Mortgage
	Banking	Banking	Consolidated

December 31, 2001
Net interest income before provision for loan losses	$22,639,245	$855,905	$23,495,150
Noninterest income	$3,557,900	$5,635,927	$9,193,827
Depreciation and amortization	$1,694,496	$73,503	$1,767,999
Mortgage servicing asset amortization	$—	$395,354	$395,354
Impairment of mortgage servicing rights	$—	$917,729	$917,729
Income before provision for income taxes	$9,949,154	$1,801,375	$11,750,529
Goodwill	$7,389,094	$—	$7,389,094
Total assets	$452,259,905	$29,946,800	$482,206,705
December 31, 2000
Net interest income before provision for loan losses	$20,673,346	$437,435	$21,110,781
Noninterest income	$4,085,245	$2,265,288	$6,350,533
Depreciation and amortization	$1,559,997	$60,455	$1,620,452
Mortgage servicing asset amortization	$—	$159,832	$159,832
Income before provision for income taxes	$8,068,615	$860,417	$8,929,032
Goodwill	$8,017,717	$—	$8,017,717
Total assets	$401,089,595	$15,769,420	$416,859,015

The mortgage banking segment receives an intercompany cost-of-funds allocation, based on the average outstanding balance of the mortgage banking loans. This allocation is eliminated in consolidation; however, it appears as interest income for the community banking segment and interest expense in the mortgage banking segment in the tables above. For the years ended December 31, 2002, 2001, and 2000, the allocation was approximately $950,000, $882,000, and $345,000, respectively.

ITEM #9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2001.

PART III

ITEM #10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is contained in Columbia’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM #11	EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE

     The information called for by this item is contained in Columbia’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM #12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is contained in Columbia’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM #13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is contained in Columbia’s definitive proxy statement for the Annual Meeting of Stockholders to be held April 24, 2003, and is incorporated herein by reference.

ITEM #14	CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation our principal executive and financial officers each concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Part IV

ITEM #15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits.

The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2002 Annual Report to Shareholders, and are being filed with the Securities and Exchange Commission as part of Columbia Bancorp’s Form 10-K for the year ended December 31, 2002.

Independent Auditors Report.

Consolidated Balance Sheets for the Years Ended December 31, 2002 and 2001.

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

Notes to Consolidated Financial Statements.

(b)  Reports filed on Form 8-K.

Dated November 21, 2002, filed with the SEC on November 22, 2002, containing Items 5 and 7.

The following documents are not included in this 2002 Annual Report to Shareholders, but are either being filed with, or incorporated by reference into, Columbia Bancorp’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

3.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999.)

3.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998.)

10.1	Employment Agreement of January 25, 2001 between Roger Christensen and Columbia Bancorp. (Incorporated herein by reference to Exhibit 10.1 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.1(a)	Amendment to Employment Agreement of January 25, 2001 between Roger Christensen and Columbia Bancorp. (Amendment date April 15, 2002.)*

10.2	Employment Agreement of June 15, 2001 between Greg Spear and Columbia Bancorp. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.3	Employment Agreement of April 1, 2000 between James McCall and Columbia River Bank. (Incorporated herein by reference to Exhibit 10.3 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.3(a)	Amendment to Employment Agreement of April 1, 2000 between James McCall and Columbia River Bank. (Amendment date August 1, 2001.)*

10.4	Employment Agreement of April 1, 2000 between Craig Ortega and Columbia River Bank. (Incorporated herein by reference to Exhibit 10.4 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 2001.)

10.4(a)	Amendment to Employment Agreement of April 1, 2000 between Craig Ortega and Columbia River Bank. (Amendment date August 1, 2001.)*

10.5	Deferred Compensation Agreement of April 1, 1999 between Terry L. Cochran and Columbia Bancorp. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.6	Columbia Bancorp Restated Employee Stock Ownership Plan and Trust Agreement (1999 Restatement). (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.7	Executive Salary Continuation Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.8	Executive Bonus Deferral Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.9	Split Dollar Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.3 to Columbia’s Periodic Report on Form 10-Q for the period ended September 20, 2002.)

10.10	Phantom Stock Agreement between Columbia Bancorp and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.4 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.

10.11	Executive Salary Continuation Agreement between Columbia River Bank and James C. McCall.*

10.12	Executive Bonus Deferral Agreement between Columbia River Bank and James C. McCall.*

10.13	Split Dollar Agreement between Columbia River Bank and James C. McCall.*

10.14	Executive Salary Continuation Agreement between Columbia River Bank and Craig J. Ortega.*

10.15	Executive Bonus Deferral Agreement between Columbia River Bank and Craig J. Ortega.*

10.16	Split Dollar Agreement between Columbia River Bank and Craig J. Ortega.*

10.17	Executive Salary Continuation Agreement between Columbia River Bank and Britt W. Thomas.*

10.18	Executive Bonus Deferral Agreement between Columbia River Bank and Britt W. Thomas.*

10.19	Split Dollar Agreement between Columbia River Bank and Britt W. Thomas.*

10.20	Executive Salary Continuation Agreement between Columbia River Bank and Greg B. Spear.*

10.21	Executive Bonus Deferral Agreement between Columbia River Bank and Greg B. Spear.*

10.22	Split Dollar Agreement between Columbia River Bank and Greg B. Spear.*

13.1	Annual Report to Shareholders for the Year Ended December 31, 2002.*

21.1	List of Subsidiaries.*

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Asterisk Language is:

*Included as an exhibit to Columbia Bancorp’s Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

Availability of Exhibits and Form 10-K

The exhibits listed in Section © above have been filed with the Securities and Exchange Commission as part of annual or quarterly reports required by the Securities Exchange Act of 1934 (the “Exchange Act”). Copies of such exhibits are available from Columbia Bancorp at a charge of $.25 per page, Columbia Bancorp’s reasonable expense for copying and mailing such materials, upon written request. Please direct such requestes to: Columbia Bancorp, Investor Relations, PO Box 1050, The Dalles, Oregon 97058. Columbia Bancorp’s filings under the Exchange Act, including exhibits, may also be accessed over the Internet through the website maintained by the Securities and

Exchange Commission at http://www.sec.gov. In addition, a full copy (without Section © exhibits) of Columbia Bancorp’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission is available free of charge upon written request to Columbia Bancorp.

CERTIFICATION

I, Roger L. Christensen, certify that:

1.     I have reviewed this annual report on Form 10-K of Columbia Bancorp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

Roger L. Christensen
President and Chief Executive Officer

CERTIFICATION

I, Greg B. Spear, certify that:

1.     I have reviewed this annual report on Form 10-K of Columbia Bancorp;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 24, 2003

Greg B. Spear,
Chief Financial Officer and Chief Accounting Officer

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANCORP

DATED:	February 24, 2003	By:	Roger L. Christensen, President & C.E.O. – Columbia and CRB

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED:	February 24, 2003	By:	Roger L. Christensen, President & C.E.O – Columbia and CRB

CHIEF FINANCIAL OFFICER

DATED:	February 24, 2003	By	Greg B. Spear, Chief Financial Officer and Chief Accounting Officer – Columbia and CRB

DIRECTORS:

DATED:	February 24, 2003	By:	Donald T. Mitchell, Director and Chairman

DATED:	February 24, 2003	By	Robert L. R. Bailey, Director

DATED:	February 24, 2003	By	Charles F. Beardsley, Director
DATED:	February 24, 2003	By	Richard E. Betz, Director
DATED:	February 24, 2003	By	William A. Booth, Director

DATED:	February 24, 2003	By	Dennis L. Carver, Director

DATED:	February 24, 2003	By	Terry, L. Cochran, Director
DATED:	February 24, 2003	By	James J. Doran, Director
DATED:	February 24, 2003	By	Jane F. Lee, Director
DATED:	February 24, 2003	By	Jean S. McKinney, Director

EXHIBIT 21.1

Subsidiaries of Columbia

Columbia Bancorp’s only wholly-owned subsidiaries as of December 31, 2002 were Columbia River Bank and Columbia Bancorp Trust.