Form 10-Q
period 2003-03-31
COLUMBIA BANCORP \OR\
filed 2003-05-13
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to

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

YES   X     NO ______

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES   X     NO ______

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,900,843 shares of common stock as of March 31, 2003

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.
Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2003 and 2002.
Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002.
Consolidated Statements of Changes in Shareholders’ Equity for the period December 31, 2001 to March 31, 2003.
Notes to Consolidated Financial Statements
Forward Looking Information
Overview
Material Changes in Financial Condition
Material Changes in Results of Operations
Loan Loss Provision
Liquidity and Capital Resources
Critical Accounting Policies
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 5 Other Information
Item 6 Exhibits and Reports on Form 8-K
Signatures
EXHIBIT 99.2
EXHIBIT 99.3

COLUMBIA BANCORP

FORM 10-Q

March 31, 2003

INDEX

		Page
PART I — FINANCIAL INFORMATION		Reference

Item 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.	3

	Consolidated Statements of Income and Comprehensive Income for the three month periods ended March 31, 2003 and 2002.	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002.	5

	Consolidated Statements of Changes in Shareholders’ Equity for the period December 31, 2001 to March 31, 2003.	6

	Notes to Consolidated Financial Statements	7-10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:

	Forward Looking Information	10
	Overview	11
	Material Changes in Financial Condition	11-12
	Material Changes in Results of Operations	12
	Loan Loss Provision	12
	Liquidity and Capital Resources	13
	Critical Accounting Policies	13-14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	14

PART II — OTHER INFORMATION

Item 5	Other Information	14

Item 6	Exhibits and Reports on Form 8-K	14-16

	Signatures	17

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

ASSETS	(Unaudited)	(Audited)
Cash and due from banks	$21,519,044	$28,414,139
Interest-bearing deposits with other banks	20,631,189	8,551,980
Federal funds sold	28,200,000	3,735,416

Total cash and cash equivalents	70,350,233	40,701,535
Investment securities available-for-sale	12,615,218	14,749,694
Investment securities held-to-maturity	16,735,995	18,600,335
Restricted equity securities	2,742,900	2,698,200

Total investment securities	32,094,113	36,048,229
Loans held-for-sale	7,674,480	8,769,777
Loans, net of allowance for loan losses and unearned loan fees	423,934,008	423,917,555
Property and equipment, net of accumulated depreciation	13,888,197	14,183,851
Goodwill, net of amortization	7,389,094	7,389,094
Accrued interest receivable	3,867,459	3,895,237
Other assets	10,208,483	9,420,706

Total assets	$569,406,067	$544,325,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$135,824,557	$129,042,083
Interest-bearing demand accounts	189,090,736	182,340,665
Savings accounts	28,781,470	32,939,990
Time certificates	129,995,182	111,512,375

Total deposits	483,691,945	455,835,113
Notes payable	24,845,887	27,134,946
Accrued interest payable and other liabilities	4,756,650	7,165,544
Guaranteed undivided beneficial interest in junior subordinated debentures (Trust Perferred Securities)	4,000,000	4,000,000

Total liabilities	517,294,482	494,135,603

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 7,900,843 issued and outstanding (7,862,380 at December 31, 2002)	15,323,033	15,096,638
Additional paid-in capital	2,745,062	2,745,062
Retained earnings	33,931,865	32,174,431
Accumulated other comprehensive income, net of taxes	111,625	174,250

Total shareholders’ equity	52,111,585	50,190,381

Total liabilities and shareholder’s equity	$569,406,067	$544,325,984

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended
	March 31,

	2003	2002
INTEREST INCOME
Interest and fees on loans	$8,921,411	$8,013,784
Interest on investments
Taxable investment securities	175,345	301,108
Nontaxable investment securities	186,649	206,381
Other interest income	113,133	66,103

Total interest income	9,396,538	8,587,376
INTEREST EXPENSE
Interest on interest-bearing deposit and savings accounts	440,956	260,230
Interest on time deposit accounts	1,003,574	1,163,622
Other borrowed funds	325,214	358,968

Total interest expense	1,769,744	1,782,820

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,626,794	6,804,556
PROVISION FOR LOAN LOSSES	300,000	400,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,326,794	6,404,556
NONINTEREST INCOME
Service charges and fees	971,992	840,295
Mortgage Group revenues, net of expenses	502,691	380,097
Credit card discounts and fees	90,262	86,220
Financial Services Department income	92,819	151,567
Other noninterest income	342,491	635,811

Total noninterest income	2,000,255	2,093,990
NONINTEREST EXPENSES
Salaries and employee benefits	3,430,170	3,005,912
Occupancy expense	554,924	468,726
Credit card processing fees	23,884	22,975
Data processing expense	80,183	82,249
Other noninterest expenses	1,499,293	1,519,001

Total noninterest expense	5,588,454	5,098,863

INCOME BEFORE PROVISION FOR INCOME TAXES	3,738,595	3,399,683
PROVISION FOR INCOME TAXES	1,348,304	1,218,786

NET INCOME	$2,390,291	$2,180,897

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding gains (losses) arising during the period	$(69,293)	$87,513
Reclassification adjustment for (gains) losses included in net income	6,668	(196,245)

	(62,625)	(108,732)

COMPREHENSIVE INCOME	$2,327,666	$2,072,165

Earnings per share of common stock
Net Income Basic	$0.30	$0.27
Net Income Diluted	$0.29	$0.26
Weighted average common shares outstanding
Basic	7,886,240	8,063,171
Diluted	8,164,555	8,289,317

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,

	2003	2002

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$2,390,291	$2,180,897
Adjustments to reconcile net income to net cash from operating activities:
Loss (gain) on sale or call of investments	6,668	(196,245)
Depreciation and amortization	753,737	532,174
Impairment of mortgage servicing asset	500,000	1,225,011
Federal Home Loan Bank stock dividend	(44,752)	(35,214)
Provision for loan losses	300,000	400,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	27,778	(290,078)
Other assets	(1,550,634)	(1,088,553)
Accrued interest payable and other liabilities	(2,408,894)	175,855

NET CASH FROM OPERATING ACTIVITIES	(25,806)	2,903,847

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	4,023,750	395,733
Proceeds from the maturity of available-for-sale securities	4,000,000	1,750,000
Proceeds from the maturity of held-to-maturity securities	1,804,259	930,796
Purchases of available-for-sale securities	(5,949,958)	—
Net purchase of restricted equity securities	—	(468,200)
Net change in loans made to customers	778,844	(15,145,912)
Payments made for purchase of property and equipment	(146,779)	(152,647)

NET CASH FROM INVESTING ACTIVITIES	4,510,116	(12,690,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	9,374,025	(3,267,876)
Net proceeds from time deposits	18,482,807	8,414,806
Net increase (decrease) in notes payable	(2,289,059)	545,025
Dividends paid	(629,779)	(643,046)
Proceeds from stock options exercised and sales of common stock	226,395	336,629

NET CASH FROM FINANCING ACTIVITIES	25,164,389	5,385,538

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,648,698	(4,400,845)
CASH AND CASH EQUIVALENTS, beginning of period	40,701,535	22,613,738

CASH AND CASH EQUIVALENTS, end of period	$70,350,233	$18,212,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$1,546,906	$1,834,170
Taxes paid in cash	$1,590,000	$856,000
SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(62,625)	$(108,732)
Cash dividend declared and payable after quarter-end	$632,067	$647,279

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
		Common	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2001	8,037,078	$14,679,226	$6,054,368	$25,373,550	$337,788	$46,444,932
(Audited)
Stock options exercised	153,724	1,008,572	—	—	—	1,008,572
Income tax benefit from stock options exercised	—	—	122,704	—	—	122,704
Stock repurchase	(328,422)	(591,160)	(3,432,010)			(4,023,170)
Cash dividend paid or declared	—	—	—	(2,580,224)	—	(2,580,224)
Net income and comprehensive income	—	—	—	9,381,105	(163,538)	9,217,567

BALANCE, December 31, 2002 (Audited)	7,862,380	$15,096,638	$2,745,062	$32,174,431	$174,250	$50,190,381

Stock options exercised	38,463	226,395	—	—	—	226,395
Cash dividend paid or declared	—	—	—	(632,857)	—	(632,857)
Net income and comprehensive income	—	—	—	2,390,291	(62,625)	2,327,666

BALANCE, March 31, 2003 (Unaudited)	7,900,843	$15,323,033	$2,745,062	$33,931,865	$111,625	$52,111,585

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The interim consolidated financial statements include the accounts of Columbia Bancorp, a financial holding company (“Columbia”), and its two wholly-owned subsidiaries Columbia River Bank (“CRB”) and Columbia Bancorp Trust I, after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. Columbia Bancorp Trust I, a wholly-owned Delaware statutory business trust, was established in December, 2002, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). During December 2002, the Trust issued $4 million in Trust Preferred Securities. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003.

2.	Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows:

	March 31,	December 31,
	2003	2002

	(Unaudited)	(Audited)
Commercial	$70,725,043	$69,881,954
Agriculture	58,621,853	61,770,202
Real estate	182,425,045	181,456,664
Real estate – construction	94,932,444	91,035,925
Consumer	19,154,611	20,936,603
Other	5,744,182	6,497,855

	431,603,178	431,579,203
Allowance for loan losses	(6,397,658)	(6,416,691)
Deferred loan fees	(1,271,512)	(1,244,957)

	$423,934,008	$423,917,555

     Changes in the allowance for loan losses were as follows for the three months ended:

	March 31 2003	March 31 2002

	(Unaudited)	(Unaudited)
Balance at beginning of period	$6,416,691	$5,311,715
Provision charged to operations	300,000	400,000
Recoveries	23,491	43,707
Loans charged off	(342,525)	(186,589)

Balance at end of period	$6,397,658	$5,568,834

Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally waived. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at March 31, 2003 and December 31, 2002 were $3.85 million, and $0.74 million, respectively. The increase in loans on nonaccrual status during the quarter ending March 31, 2003 is attributable to a single loan to a borrower in the amount of $2.82 million, which is real estate secured. Columbia is currently in the process of obtaining an appraisal on the underlying property for this loan and is working with legal counsel in pursuing a government guarantee which supported the outstanding loan balance. The valuation of the appraisal and Columbia's success in receiving funds pursuant to the government guarantee are currently not known. However, information available to management as of March 31, 2003, indicates the allowance for losses should be sufficient to absorb expected losses relating to this loan.

At March 31, 2003, Columbia identified loans totaling $18,784 on which the interest rate or payment schedules were modified from original terms to accommodate borrowers’ weakened financial positions. Loans in this category totaled $25,478 at December 31, 2002.

At March 31, 2003, Columbia had $63,200 in other real estate owned (“OREO”) and $147,200 in repossessed other assets, which represents assets held through loan foreclosure or recovery activities. There was no OREO or repossessed other assets at December 31, 2002. These amounts are identified in “other assets” on the balance sheet.

3.	Segment Information

Columbia operates two primary segments; the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, CRB, which operates 15 bank branches in Oregon and two branches in Washington. The Bank offers loan, investment, and deposit products to its customers who range from individuals to medium-sized agricultural and commercial companies. The mortgage banking segment consists of Columbia Mortgage Group, headquartered in Bend, Oregon, with an additional nine office locations in Oregon. Columbia Mortgage Group offers a full range of mortgage lending services and products to its clients.

During the first quarter of 2003, the book value of CRB’s mortgage servicing asset was $4.25 million. The mortgage servicing asset multiple as a percent of total loans serviced at March 31, 2003 was 0.86% as compared to December 31, 2002 at 0.94%. The reduction in the mortgage servicing asset multiple is due to an impairment adjustment in the first quarter 2003, which resulted in a reduction of the mortgage servicing asset by $500,000 on a before-tax basis.

Financial information that Columbia’s management uses to evaluate the reportable segments and the reconciliation to Columbia’s consolidated financial statements are summarized as follows:

	Community	Mortgage
	Banking	Banking	Consolidated

Three months ended March 31, 2003
Net interest income before provision for loan losses	$7,555,512	$71,282	$7,626,794
Noninterest income	481,921	1,518,334	2,000,255
Depreciation and amortization	317,384	450,795	768,179
Impairment of mortgage servicing rights	—	500,000	500,000
Income before provision for income taxes	3,859,496	(120,901)	3,738,595
Total assets	553,257,656	16,148,411	569,406,067
Three months ended March 31, 2002
Net interest income before provision for loan losses	$6,707,627	$96,929	$6,804,556
Noninterest income	306,809	1,787,181	2,093,990
Depreciation and amortization	325,781	206,393	532,174
Impairment of mortgage servicing rights	—	1,225,011	1,225,011
Income before provision for income taxes	3,937,426	(537,743)	3,399,683
Total assets	462,608,671	27,227,171	489,835,842

4.	Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under stock option plans. Weighted average shares outstanding consist of common shares outstanding and common stock equivalents attributable to outstanding stock options.

The weighted average number of shares and common share equivalents have been adjusted for all prior stock dividends or splits.

5.	Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

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

7.	Stock Options

Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had compensation cost for Columbia’s grants for stock-based compensation plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for the three months ended March 31, 2003 and 2002, would approximate the pro forma amounts below.

	Three months ended
	March 31,

	2003	2002

Net income, as reported	$2,390,291	$2,180,897
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(92,885)	(7,725)

Pro forma net income	$2,297,406	$2,173,172

Earnings per share:
Basic — as reported	$0.30	$0.27
Basic — pro forma	$0.29	$0.27
Diluted — as reported	$0.29	$0.26
Diluted — pro forma	$0.28	$0.26

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

     Forward-looking statements with respect to the financial condition, results of operations and the business of Columbia are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. These include, without limitation, the impact of competition and interest rates on revenues and margins, and other risks and uncertainties, including statements relating to the year 2003, as may be detailed from time to time in Columbia’s public announcements and filings with the Securities and Exchange Commission (“SEC”). Forward-looking statements can be identified by the use of forward-looking terminology, such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Columbia does not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10Q, other than in its periodic filings with the SEC, or to reflect the occurrence of unanticipated events.

OVERVIEW

     Highlights for the first quarter of 2003 for Columbia Bancorp (“Columbia”) are as follows:

•	Year-to Date Return on Equity (ROE) is 18.59%

•	Year-to-Date Net Interest Margin is 6.31%

•	Year-to-Date Efficiency Ratio is 58.05%

•	Year-to-Date Net Income is up 9.58%

     Columbia reported net income of $2.39 million, or $0.29 per diluted share for the three months ended March 31, 2003. This represented a 9.58% increase in net income, as compared to $2.18 million, or $0.26 per diluted share for the three months ended March 31, 2002.

     The net income added to shareholders’ equity during the first three months of 2003 was offset, in part, by declared dividends of $632,857. A fourth quarter 2002 dividend of $0.08 per share was paid February 1, 2003 to shareholders of record on January 15, 2003. On March 25, 2003 Columbia’s Board of Directors declared a first quarter dividend of $0.08 per share payable May 1, 2003 to shareholders of record on April 15, 2003. With the payment of the declared dividend, approximately 26% of Columbia’s earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

     The book value of the mortgage-servicing asset as of the quarter ended March 31, 2003 was $4.25 million. Columbia serviced $491.20 million in mortgage loans as of March 31, 2003. The first quarter ended with an 0.86% multiple of the mortgage-servicing asset to total loans serviced.

     The open mortgage pipeline as of March 31, 2003, consisted of $37.70 million in locked loans. These loans were covered by hedging instruments that included $31.00 million in forward call options. The purpose of hedging the open mortgage pipeline is to reduce the risk of exposure to interest rate volatility. The unrealized value of the mortgage loans was a gain of $235,868 and the unrealized loss on the derivative contracts was ($156,250), for a net open hedge position of $79,618 as of March 31, 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Changes in the balance sheet for the three months ended March 31, 2003 include an increase in total assets, primarily in interest bearing deposits with other banks and federal funds, and an increase in total liabilities, primarily in total deposits.

     At March 31, 2003, total assets increased 4.6%, or approximately $25.08 million, over total assets at December 31, 2002. Major components of the change in total assets since December 31, 2002 were as follows:

•	$29.65 million increase in cash and cash equivalents

•	$2.13 million decrease in investment securities available-for-sale

•	$1.86 million decrease in investment securities held-to-maturity

•	$1.10 million decrease in loans held-for-sale

•	$16,000 increase in net loans

     The increase in liabilities over the last three months was primarily due to growth in deposits of $27.86 million as follows:

•	Noninterest-bearing deposits increased $6.78 million

•	Interest-bearing demand deposits increased $6.75 million

•	Savings deposits decreased $4.16 million

•	Time certificate deposits increased $18.48 million

     Deposits grew $27.86 million or by 6.12% during the first quarter. The deposit growth came from a combination of $17.63 million in customer deposits and $10.22 from the purchase of brokered certificate of deposits. Columbia had $26.35 million in brokered certificates of deposit at March 31, 2003 as compared to $16.18 million as of December 31, 2002.

     Notes payable decreased $2.29 million and accrued interest payable and other liabilities decreased $2.41 million in the three months ended March 31, 2003. Because deposit growth exceeded net loan growth, Columbia was able to decrease its reliance on other borrowings and increase federal funds sold by $24.46 million and interest bearing deposits with other banks, primarily funds invested at Federal Home Loan Bank, by $12.08 million. Management intends to utilize this increase in liquidity for the purpose of meeting future loan growth.

     All other changes experienced in asset and liability categories during the first three months of 2003 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $809,162 or 9.43% for the quarter ending March 31, 2003, as compared to the same period in 2002. The increase in interest income is due to the increase in loan balances in 2003 as compared to the same period in 2002.

     Total interest expense decreased $13,076 or 0.70% for the quarter ending March 31, 2003 as compared to the same period in 2002. The decrease in interest expense is due to an overall decline and stabilization in deposit rates during the last twelve months.

     Total net interest income increased by $822,238 for the quarter ending March 31, 2003 as compared to the same period in 2002. The increase in net interest income is due to a reduction in deposit rates.

     Noninterest income decreased $93,735 for the quarter ending March 31, 2003, as compared to the same period in 2002. This decrease is attributable to lower earnings in the categories of Financial Services Department income and other noninterest income. Financial Services Department income is down because of equity market volatility and other noninterest income is lower because the comparative period in 2002 contains one-time gains from a rebate received for check printing services as well as from the sale of securities.

     Noninterest expense increased $489,591 for the quarter ending March 31, 2003, as compared to the same period in 2002. The increase is due to higher personnel expenses and occupancy expense associated with equipment purchases, lease expense and utilities.

LOAN LOSS PROVISION

     During the three months ended March 31, 2003, Columbia charged a $300,000 loan loss provision to operations, as compared to $400,000 charged during the same period in 2002. Loans charged off, net of loan recoveries, was $319,034 during the three months ended March 31, 2003, as compared to net charged off loans of $142,882 for the same period in 2002.

     Management believes that the allowance for loan losses is adequate as of March 31, 2003, but will evaluate the need for adjustment during the second quarter of 2003 due to an increase in total non-performing assets of $4.08 million as of March 31, 2003 as compared to $0.77 million as of December 31, 2002. The increase in non-performing assets during the first quarter of 2003 is largely due to a single loan for $2.82 million that is real estate secured. As of March 31, 2003, management is awaiting the results of an appraisal of the underlying real estate collateral for this loan and is actively pursuing collection of a federal government guarantee which supported the loan. While the results of the appraisal and management’s recovery efforts will not be known until the second quarter of 2003, management believes the allowance for loan losses as of March 31, 2003 is adequate to absorb potential loan losses as of that date.

LIQUIDITY AND CAPITAL RESOURCES

     Columbia has adopted policies in order to meet the liquidity needs of its financial environment as well as to ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds, brokered certificates of deposit and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

     The first quarter of 2003 saw an increase in Columbia’s liquidity position as a result of growth in demand deposits, time certificates, and brokered certificate of deposits. As of March 31, 2003, brokered certificate of deposits accounted for a total of $26.35 million.

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2003. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities decreased by $25,806, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from securities purchases and the impact of net growth in loans. Financing activities present the cash flows associated with deposit and borrowing accounts, and reflect the dividends paid to shareholders.

     The Federal Reserve Board (“FRB”) and Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia’s various capital ratios at March 31, 2003, as compared to regulatory minimums.

	At March 31, 2003	Regulatory Minimum

Tier-one capital	9.98%	4.00%
Total risk-based capital	11.23%	8.00%
Leverage ratio	8.96%	4.00%

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

     There are other complex accounting standards that require Columbia to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include, but are not limited to, the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” These policies and the judgments, estimates and assumptions are described in greater detail in the preceding sections of Management’s Discussion and Analysis and in Note 1 to the consolidated financial statements included in Columbia’s 2002 Annual Report on Form 10-K. We believe that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes regarding Columbia’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 32 in Columbia’s Form 10-K filing with the SEC on March 28, 2003, covering the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

     Within the 90-day period prior to filing of this report, an evaluation was carried out under the supervision and with the participation of Columbia’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Columbia’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Columbia Bancorp in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Subsequent to the date of their evaluation, Columbia did not make any significant changes in, nor take any corrective actions regarding its internal controls or other factors that could significantly affect these controls.

PART II — OTHER INFORMATION

Item 5. Other Information

N/A

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit 99.2 – Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

(b)	Exhibit 99.3 – Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(c)	First quarter earnings and stock dividend announcement filed on Form 8-K. (Incorporated herein by reference to filing Form 8-K on April 23, 2003.)

CERTIFICATION

I, Roger L. Christensen, certify that:

1.     I have reviewed this quarterly report on Form 10Q of Columbia Bancorp;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ Roger L. Christianson
Roger L. Christensen
President and Chief Executive Officer

CERTIFICATION

I, Greg B. Spear, certify that:

1.     I have reviewed this quarterly report on Form 10Q of Columbia Bancorp;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003

/s/ Greg B. Spear
___________________________
Greg B. Spear,
Chief Financial Officer and Chief Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: May 7, 2003	/s/ Roger L. Christensen Roger L. Christensen President & Chief Executive Officer

Dated: May 7, 2003	/s/ Greg B. Spear Greg B. Spear Executive Vice President & Chief Financial Officer