Form 10-Q
period 2003-06-30
COLUMBIA BANCORP \OR\
filed 2003-08-13
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

YES☒   NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES☒   NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     8,728,713 shares of common stock as of August 6, 2003

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

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

COLUMBIA BANCORP

FORM 10-Q

June 30, 2003

INDEX

		Reference
		Page

PART I — FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	4
	Consolidated Statements of Income and Comprehensive Income for the three and six month periods ended June 30, 2003 and 2002	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002	6
	Consolidated Statements of Changes in Shareholders’ Equity for the period December 31, 2001 to June 30, 2003	7
	Notes to Consolidated Financial Statements	8-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
	Overview	12-13
	Material Changes in Financial Condition	13-14
	Material Changes in Results of Operations	14
	Loan Loss Provision	14-15
	Liquidity and Capital Resources	15
	Critical Accounting Policies	15-16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
PART II — OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	16-17
Item 6.	Exhibits and Reports on Form 8-K	17
	Signatures	17

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)

ASSETS
Cash and due from banks	$26,489,672	$28,414,139
Interest-bearing deposits with other banks	11,182,969	8,551,980
Federal funds sold	19,043,535	3,735,416

Total cash and cash equivalents	56,716,176	40,701,535
Investment securities available-for-sale	16,609,145	14,749,694
Investment securities held-to-maturity	15,789,938	18,600,335
Restricted equity securities	2,777,000	2,698,200

Total investment securities	35,176,083	36,048,229
Loans held-for-sale	3,492,679	8,769,777
Loans, net of allowance for loan losses and unearned loan fees	449,063,505	423,917,555
Property and equipment, net of accumulated depreciation	13,668,202	14,183,851
Goodwill, net of amortization	7,389,094	7,389,094
Accrued interest receivable	4,142,517	3,895,237
Other assets	9,661,495	9,420,706

Total assets	$579,309,751	$544,325,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand deposits	$147,811,445	$129,042,083
Interest-bearing demand accounts	186,767,734	182,340,665
Savings accounts	29,953,714	32,939,990
Time certificates	130,260,280	111,512,375

Total deposits	494,793,173	455,835,113
Notes payable	24,423,969	27,134,946
Accrued interest payable and other liabilities	2,991,308	7,165,544
Guaranteed undivided beneficial interest in junior subordinated debentures (Trust preferred securities)	4,000,000	4,000,000

Total liabilities	526,208,450	494,135,603

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,724,990 issued and outstanding (7,862,380 at December 31, 2002)	15,560,656	15,096,638
Additional paid-in capital	2,745,062	2,745,062
Retained earnings	34,703,402	32,174,431
Accumulated other comprehensive income, net of taxes	92,181	174,250

Total shareholders’ equity	53,101,301	50,190,381

Total liabilities and shareholders’ equity	$579,309,751	$544,325,984

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$9,164,090	$8,870,220	$18,085,501	$16,884,004
Interest on investments
Taxable investment securities	102,994	273,365	278,339	574,473
Nontaxable investment securities	184,775	204,445	371,424	410,826
Other interest income	130,419	90,760	243,552	156,863

Total interest income	9,582,278	9,438,790	18,978,816	18,026,166

INTEREST EXPENSE
Interest on interest-bearing deposit and savings accounts	407,897	446,430	848,853	706,660
Interest on time deposit accounts	1,043,443	1,226,046	2,047,017	2,389,668
Other borrowed funds	324,612	340,228	649,826	699,196

Total interest expense	1,775,952	2,012,704	3,545,696	3,795,524

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	7,806,326	7,426,086	15,433,120	14,230,642
PROVISION FOR LOAN LOSSES	1,700,000	700,000	2,000,000	1,100,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,106,326	6,726,086	13,433,120	13,130,642

NONINTEREST INCOME
Service charges and fees	1,094,500	1,170,184	2,066,492	2,010,479
Mortgage Group revenues, net of expenses	477,897	971,113	980,588	1,351,210
Credit card discounts and fees	100,452	99,683	190,714	185,903
Financial Services Department income	159,022	167,525	251,841	319,092
Other noninterest income	138,519	351,011	481,010	986,822

Total noninterest income	1,970,390	2,759,516	3,970,645	4,853,506
NONINTEREST EXPENSES
Salaries and employee benefits	3,252,159	3,391,604	6,682,329	6,397,516
Occupancy expense	566,247	497,824	1,121,171	966,550
Credit card processing fees	25,357	27,479	49,241	50,454
Data processing expense	71,145	108,122	151,328	190,371
Other noninterest expenses	1,842,867	1,685,614	3,342,160	3,204,615

Total noninterest expense	5,757,775	5,710,643	11,346,229	10,809,506

INCOME BEFORE PROVISION FOR INCOME TAXES	2,318,941	3,774,959	6,057,536	7,174,642
PROVISION FOR INCOME TAXES	848,067	1,353,323	2,196,371	2,572,109

NET INCOME	1,470,874	2,421,636	3,861,165	4,602,533

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding (losses) gains arising during the period	(20,568)	3,293	(78,992)	18,195
Reclassification adjustment for gains (losses) included in net income	1,124	(2,426)	(3,077)	(126,060)

	(19,444)	867	(82,069)	(107,865)

COMPREHENSIVE INCOME	$1,451,430	$2,422,503	$3,779,096	$4,494,668

Earnings per share of common stock
Basic	$0.17	$0.27	$0.44	$0.52
Diluted	$0.16	$0.26	$0.43	$0.50
Weighted average common shares outstanding
Basic	8,716,539	8,916,685	8,695,817	8,893,217
Diluted	9,011,637	9,184,126	8,981,669	9,172,826

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

	2003	2002

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$3,861,165	$4,602,533
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale or write-down of property and equipment	94,992	—
Gain on sale or call of investments	(3,077)	(126,060)
Depreciation and amortization	1,674,362	977,662
Impairment of mortgage servicing asset	1,075,000	1,347,756
Federal Home Loan Bank stock dividend	(78,800)	(73,603)
Provision for loan losses	2,000,000	1,100,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(247,280)	(621,243)
Other assets	(2,735,747)	570,038
Accrued interest payable and other liabilities	(3,623,437)	(772,973)

NET CASH FROM OPERATING ACTIVITIES	2,017,178	7,004,110

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	4,023,750	947,965
Proceeds from the maturity of available-for-sale securities	5,110,000	2,750,000
Proceeds from the maturity of held-to-maturity securities	2,864,243	1,871,580
Purchases of held-to-maturity securities	(206,198)	—
Purchases of available-for-sale securities	(11,082,373)	—
Net purchase of restricted equity securities	—	(468,200)
Net change in loans made to customers	(21,905,052)	(44,760,577)
Payments made for purchase of property and equipment	(259,877)	(1,021,324)

NET CASH FROM INVESTING ACTIVITIES	(21,455,507)	(40,680,556)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	20,210,155	33,821,325
Net proceeds from time deposits	18,747,905	16,573,832
Net (decrease) increase in notes payable	(2,710,977)	1,540,391
Dividends paid	(1,263,948)	(1,290,764)
Proceeds from stock options exercised and sales of common stock	469,835	522,686

NET CASH FROM FINANCING ACTIVITIES	35,452,970	51,167,470

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,014,641	17,491,024
CASH AND CASH EQUIVALENTS, beginning of period	40,701,535	22,613,738

CASH AND CASH EQUIVALENTS, end of period	$56,716,176	$40,104,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$3,294,680	$3,720,904
Taxes paid in cash	$3,461,000	$2,916,000
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(82,069)	$(107,865)
Cash dividend declared and payable after quarter-end	$698,024	$649,990

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Additional	Other	Total
		Common	Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2001 (Audited)	8,037,078	$14,679,226	$6,054,368	$25,373,550	$337,788	$46,444,932
Stock options exercised	153,724	1,008,572	—	—	—	1,008,572
Income tax benefit from stock options exercised	—	—	122,704	—	—	122,704
Stock repurchase	(328,422)	(591,160)	(3,432,010)	(4,023,170)
Cash dividend paid or declared	—	—	—	(2,580,224)	—	(2,580,224)
Net income and comprehensive income	—	—	—	9,381,105	(163,538)	9,217,567

BALANCE, December 31, 2002 (Audited)	7,862,380	$15,096,638	$2,745,062	$32,174,431	$174,250	$50,190,381

Stock options exercised	70,723	469,697	—	—	—	469,697
Stock dividend (10%) & cash paid for fractional shares	791,887	(5,679)	—	—	—	(5,679)
Cash dividend paid or declared	—	—	—	(1,332,194)	—	(1,332,194)
Net income and comprehensive income	—	—	—	3,861,165	(82,069)	3,779,096

BALANCE, June 30, 2003 (Unaudited)	8,724,990	$15,560,656	$2,745,062	$34,703,402	$92,181	$53,101,301

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The interim consolidated financial statements include the accounts of Columbia Bancorp, a financial holding company (“Columbia”), and its two wholly-owned subsidiaries Columbia River Bank (“CRB”) and Columbia Bancorp Trust I (the “Trust”), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. The Trust, a wholly owned Delaware statutory business trust, was established in December 2002, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust preferred securities). During December 2002, the Trust issued $4.00 million in Trust Preferred Securities. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003.

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

3.	Stock Options

Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had compensation cost for Columbia’s grants for stock-based compensation plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for the three and six month periods ended June 30, 2003 and 2002, would approximate the pro forma amounts below.

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income, as reported	$1,470,874	$2,421,636	$3,861,165	$4,602,533
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—	(12,949)	(92,885)	(5,224)

Pro forma net income	$1,470,874	$2,408,687	$3,768,280	$4,597,309

Earnings per share:
Basic — as reported	$0.17	$0.27	$0.44	$0.52
Basic — pro forma	$0.17	$0.27	$0.43	$0.52
Diluted — as reported	$0.16	$0.26	$0.43	$0.50
Diluted — pro forma	$0.16	$0.26	$0.42	$0.50

4.	Loans and Allowance for Loan Losses

The composition of the loan portfolio was as follows:

	June 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)

Commercial	$78,933,209	$69,881,954
Agriculture	67,762,227	61,770,202
Real estate	190,311,070	181,456,664
Real estate – construction	93,996,650	91,035,925
Consumer	19,820,113	20,936,603
Other	6,039,831	6,497,855

	456,863,100	431,579,203
Allowance for loan losses	(6,448,349)	(6,416,691)
Deferred loan fees	(1,351,246)	(1,244,957)

Loans, net of allowance for loan losses and unearned loan fees	$449,063,505	$423,917,555

     Changes in the allowance for loan losses were as follows for the six months ended:

	June 30, 2003	June 30, 2002

	(Unaudited)	(Unaudited)

Balance at beginning of period	$6,416,691	$5,311,715
Provision charged to operations	2,000,000	1,100,000
Recoveries	46,279	146,059
Loans charged off	(2,014,621)	(427,504)

Balance at end of period	$6,448,349	$6,130,270

Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless otherwise formally approved by the Loan Committee. Further, Columbia may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at June 30, 2003 and December 31, 2002 were $2.86 million, and $742,137, respectively. The increase in loans on nonaccrual status during the quarter ending June 30, 2003 is attributable primarily to a single loan in the amount of $1.36 million, which is real estate secured. Columbia is working with legal counsel in pursuing a government guarantee, which also supported the outstanding loan balance. The likelihood of success in receiving funds pursuant to the government guarantee is currently not known. Since this guarantee is in dispute, a $1.46 million charge-off was taken to reduce the loan balance to $1.36 million as determined from a recent re-appraisal of the real estate that secures the loan. Information currently available to management indicates the carrying value of this loan approximates fair value and any additional losses relating to this loan are expected to be negligible.

At June 30, 2003 and December 31, 2002, Columbia identified an insignificant amount of loans on which the interest rate or payment schedules were modified from original terms to accommodate borrowers’ weakened financial positions.

At June 30, 2003, Columbia had $36,200 in other real estate owned (“OREO”), which represents assets held through loan foreclosure or recovery activities. There was no OREO or other repossessed assets at December 31, 2002. These amounts are included in “other assets” on the balance sheet.

5.	Mortgage Servicing Asset

As of June 30, 2003, the book value of CRB’s mortgage servicing asset was $3.73 million. The mortgage servicing asset multiple as a percent of total loans serviced at June 30, 2003 was 0.78% as compared to 0.94% at December 31, 2002. The reduction in the mortgage servicing asset multiple is due to an impairment adjustment recognized during the first half of 2003, which resulted in a reduction of the mortgage servicing asset by $1,075,000 on a before-tax basis.

6.	Segment Information

Columbia operates two primary segments — the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, CRB, which operates 15 bank branches in Oregon and three branches in Washington. CRB offers loan, investment, and deposit products to its customers who range from individuals to medium-sized agricultural and commercial companies. The mortgage banking segment consists of Columbia Mortgage Group, headquartered in Bend, Oregon, with eleven office locations in Oregon. Columbia Mortgage Group offers a full range of mortgage lending services and products to its clients.

Financial information that Columbia’s management uses to evaluate the reportable segments and the reconciliation to Columbia’s consolidated financial statements are summarized as follows:

	Community	Mortgage
	Banking	Banking	Consolidated

Six months ended June 30, 2003
Net interest income before provision for loan losses	$15,210,094	$223,026	$15,433,120
Noninterest income	2,890,616	1,080,029	3,970,645
Depreciation and amortization	631,879	1,042,483	1,674,362
Impairment of mortgage servicing rights	—	1,075,000	1,075,000
Income before provision for income taxes	6,320,359	(262,823)	6,057,536
Total assets	569,768,711	9,541,040	579,309,751
Six months ended June 30, 2002
Net interest income before provision for loan losses	$13,997,466	$233,176	$14,230,642
Noninterest income	3,502,296	1,351,210	4,853,506
Depreciation and amortization	526,123	451,539	977,662
Impairment of mortgage servicing rights	—	1,347,756	1,347,756
Income before provision for income taxes	7,520,775	(346,133)	7,174,642
Total assets	517,235,399	19,919,109	537,154,508

7.	Earnings Per Share

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

The weighted average number of shares and common share equivalents have been retroactively adjusted for all stock dividends or splits.

8.	Recently Issued Accounting Standards

In June 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. The provisions of this statement relating to Statement 133 Implementation Issues, that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Interpretation applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period. Columbia’s management does not expect that the application of the provisions of this interpretation will have a material impact on Columbia’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Second quarter-to-date and year-to-date, 2003 highlights for Columbia Bancorp (“Columbia”) are as follows:

•	Quarter-to-Date Return on Equity (ROE) is 11.14%	•	Year-to-Date Return on Equity (ROE) is 14.95%
•	Quarter-to-Date Net Interest Margin is 6.15%	•	Year-to-Date Net Interest Margin is 6.22%
•	Quarter-to-Date Efficiency Ratio is 58.89%	•	Year-to-Date Efficiency Ratio is 58.47%
•	Quarter-to-Date Net Income is down 39.26%	•	Year-to-Date Net Income is down 16.11%

     Columbia reported net income of $3.86 million, or $0.43 per diluted share for the six months ended June 30, 2003 and $1.47 million, or $0.16 per diluted share for the quarter ended June 30, 2003. This represented a 16.11% decrease and 39.26% decrease, respectively, in net income, as compared to $4.60 million, or $0.50 per diluted share for the six months ended June 30, 2002 and $2.42 million, or $0.26 per diluted share for the quarter ended June 30, 2002.

     The net income contributed to shareholders’ equity during the first six months of 2003 was offset, in part, by declared dividends of $1.33 million. A first quarter 2003 dividend of $0.08 per share was paid May 1, 2003 to shareholders of record as of April 15, 2003. On April 23, 2003, Columbia announced a 10% stock dividend payable May 15, 2003 to shareholders of record as of May 1, 2003. In addition, on June 19, 2003, Columbia’s Board of Directors declared a second quarter dividend of $0.08 per share payable August 1, 2003 to shareholders of record as of July 15, 2003. With the payment of the declared dividend, approximately 35% of Columbia’s year-to-date earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia.

     The book value of the mortgage-servicing asset as of the quarter ended June 30, 2003 was $3.73 million on $481.27 million in mortgage loans serviced by Columbia, compared to $5.72 million on $481.48 million for the same period ended June 30, 2002, which is a decrease of $205,852 or 0.04%. The mortgage-servicing asset to total loans serviced multiple as of the end of the second quarter 2003 was 0.78%, as compared to a 0.94% multiple as of December 31, 2002.

     The open mortgage pipeline as of June 30, 2003, consisted of $48.10 million in locked loans. These loans were covered by hedging instruments that included $40.00 million in forward call options. The purpose of hedging the open mortgage pipeline is to reduce the risk of exposure to interest rate volatility. The unrealized gain on mortgage loans within the pipeline was $119,890 and the unrealized loss on the derivative contracts was ($30,625), for a net open hedge position of $89,265 as of June 27, 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

     Changes in the balance sheet for the six months ended June 30, 2003 include an increase in total assets, primarily in loans, interest-bearing deposits with other banks and federal funds, and an increase in total liabilities, primarily in total deposits.

     At June 30, 2003, total assets increased 6.43%, or approximately $34.98 million, over total assets at December 31, 2002. Major components of the change in total assets since December 31, 2002 were as follows:

•	$16.01 million increase in cash and cash equivalents

•	$1.86 million increase in investment securities available-for-sale

•	$2.81 million decrease in investment securities held-to-maturity

•	$5.28 million decrease in loans held-for-sale

•	$25.15 million increase in net loans

     The increase in liabilities over the last six months was primarily due to growth in deposits of $38.96 million as follows:

•	Noninterest-bearing deposits increased $18.77 million

•	Interest-bearing demand deposits increased $4.43 million

•	Savings deposits decreased $2.99 million

•	Time certificate deposits increased $18.75 million

     The increase in deposits represents an 8.55% increase during the first six months of 2003. The deposit growth came from a combination of $28.74 million in customer deposits and $10.22 million from the purchase of brokered certificate of deposits. Columbia had $26.35 million in brokered certificate of deposits at June 30, 2003 as compared to $16.18 million as of December 31, 2002.

     Notes payable decreased $2.71 million and accrued interest payable and other liabilities decreased $4.17 million over the six months ended June 30, 2003. Because deposit growth exceeded net loan growth, Columbia was able to decrease its reliance on other borrowings and increase federal funds sold by $15.31 million and interest bearing deposits with other banks, primarily funds invested at Federal Home Loan Bank, by $2.63 million from December 31, 2002 to June 30, 2003. Management intends to utilize this increase in liquidity for the purpose of meeting future loan growth.

     All other changes experienced in asset and liability categories during the first six months of 2003 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     Total interest income increased $952,650 or 5.28% for the six months ending June 30, 2003 and increased $143,488 or 1.52% for the quarter ending June 30, 2003, as compared to the same periods in 2002. The increase in interest income is due to the increase in loan balances in 2003 as compared to the same period in 2002.

     Total interest expense decreased $249,828 or 6.58% for the six months ending June 30, 2003 and decreased $236,752 or 11.76% for the quarter ending June 30, 2003 as compared to the same periods in 2002. The decrease in interest expense is due to an overall decline and stabilization in deposit rates during the last six months.

     Total net interest income before provision for loan losses increased by $1,202,478 or 8.45% for the six months ending June 30, 2003 and increased $380,240 or 5.12% for the quarter ending June 30, 2003 as compared to the same periods in 2002. The increase in net interest income is due to the increase in interest income and a reduction in interest expense.

     Noninterest income decreased $882,861 or 18.19% for the six months ending June 30, 2003 and decreased $789,126 or 28.60% for the quarter ending June 30, 2003, as compared to the same periods in 2002. This decrease is attributable to lower earnings resulting from Financial Services Department income, write-downs of the mortgage-servicing asset, higher amortization of the mortgage-servicing asset and other noninterest income. Financial Services Department income declined because of equity market volatility; the increase in the valuation adjustment and amortization expense of the mortgage-service asset are due to declining market values resulting from higher mortgage loan prepayment rates; and, other noninterest income is lower due to the absence of one-time gains of $135,000 from a rebate check received for check printing services as well as $196,895 from the sale of securities which were present in 2002 and losses from the disposal of fixed assets in the second quarter of 2003.

     Noninterest expense increased $536,723 or 4.97% for the six months ending June 30, 2003 and increased $47,132 or 0.83% for the quarter ending June 30, 2003, as compared to the same periods in 2002. The increase is due to (1) higher occupancy expense associated with equipment purchases, depreciation, lease expense and utilities, and (2) higher personnel expenses associated with group insurance costs, and employee training. Other increases have occurred in the areas of advertising and postage expenses.

LOAN LOSS PROVISION

     During the quarter ended June 30, 2003, Columbia increased its loan loss provision by $1,700,000, of which $1,460,000 reflects management’s write-off of a single real estate secured loan in Central Oregon. During the second quarter of 2002 Columbia increased its loan loss provision by $700,000. For the six-month periods ending June 30, 2003 and 2002, the loan loss provision was $2,000,000 and $1,100,000, respectively. Loans charged off, net of recoveries, were $1,649,308 during the three-month period ending June 30, 2003 and $138,563 during the same period ending June 30, 2002. Net charge-offs for the six months ended June 30, 2003 were $1,968,342, compared with $281,445 for the same period in 2002. The increases in loan loss provision and net charge offs are primarily due to the expected loss associated with the Central Oregon loan described above. Aside from the real property that secures the balance of loan, Columbia is also seeking collection of a federal guaranty supporting a portion of the loan; however, that guaranty is in dispute.

     Management believes that the allowance for loan losses is adequate as of June 30, 2003 to provide for all known and anticipated losses. Management will continue to evaluate the need for adjustments during the remainder of 2003. Total non-performing assets were $2,910,821 as of June 30, 2003 as compared to $772,416 as of December 31, 2002. The increase in non-performing assets during the first six months of 2003 is largely due to the $1,360,000 balance of the troubled loan discussed above. Excluding the unusual loan described above, our total non-performing loans at June 30, 2002 would have been $1,550,821 and our loan loss provision for the second quarter of 2003 would have approximated $240,000, which management believes is more consistent with our historic levels.

LIQUIDITY AND CAPITAL RESOURCES

     Columbia has adopted policies in order to meet the liquidity needs of its financial environment as well as to ensure sufficient funds are available to meet customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds, brokered certificate of deposits and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

     The first six months of 2003 saw an increase in Columbia’s liquidity position as a result of growth in demand deposits, time certificates, and brokered certificate of deposits. As of June 30, 2003, brokered certificate of deposits accounted for a total of $26.35 million.

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2003. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities increased by $2,017,178 which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from securities purchases and the impact of net growth in loans. Financing activities present the cash flows associated with deposit and borrowing accounts, and reflect the dividends paid to shareholders.

     The Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia’s various capital ratios at June 30, 2003, as compared to regulatory minimums.

	At June 30, 2003	Regulatory Minimum

Tier-one capital	9.78%	4.00%
Total risk-based capital	11.03%	8.00%
Leverage ratio	8.85%	4.00%

CRITICAL ACCOUNTING POLICIES

     Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain policies that, due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of our consolidated financial statements. These policies relate primarily to the determination of our allowance for loan losses, the valuation of goodwill, and the valuation of the mortgage-servicing asset.

     There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”. These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in Columbia’s Annual report on Form 10-K. We believe that the judgments and estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of our consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in our results of operations or financial conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes regarding Columbia’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 32 in Columbia’s Form 10-K filing with the SEC on March 28, 2003, covering the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

     Columbia’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to the best of their knowledge, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring that all material information required to filed in this quarterly report has been made known to them in a timely fashion. There were no changes in Columbia’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely materially affect, Columbia’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securities Holders

(a)	Columbia’s 2003 Annual Meeting of Stockholder the (“Annual Meeting”) was held on April 24, 2003 in The Dalles, Oregon.

(b)	The following matter was voted upon at the Annual Meeting and received the following vote:

Proposal 1:

Election of Directors with Terms Expiring in 2006	Yes	Withhold	%Voting for Proposal

Richard E. Betz	6,395,618	13,849	81.05%
Jean S. McKinney	6,342,977	66,490	80.39%

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits

3.1	Articles of Incorporation as amended on Columbia Bancorp*
3.2	Bylaws of Columbia Bancorp**
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to exhibit 3(i) of the registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 1999.

**	Incorporated by reference to exhibit 15.5 of the registrant’s annual report on Form 10-KSB for the year ended December 31, 1998.

(b)	Reports on From 8-K

On June 11, 2003, Columbia filed a current report on Form 8-K to provide under Items 7 and 9 a press release announcing early guidance for its second quarter earnings.

On July 23, 2003, Columbia filed a current report on Form 8-K to provide under Items 7, 9 and 12 a press release reporting the release of earnings for the second quarter of 2003. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

On August 1, 2003, Columbia filed a current report on Form 8-K to provide under Items 5, 7 and 9 a press release announcing a stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: August 8, 2003	/s/ Roger L. Christensen Roger L. Christensen President & Chief Executive Officer

Dated: August 8, 2003	/s/ Greg B. Spear Greg B. Spear Executive Vice President & Chief Financial Officer