Form 10-Q
period 2003-09-30
COLUMBIA BANCORP \OR\
filed 2003-11-12
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

8,733,682 shares of common stock as of October 20, 2003

PART I – FINANCIAL INFORMATION
ITEM ONE
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM TWO MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
MATERIAL CHANGES IN FINANCIAL CONDITION
RESULTS OF OPERATIONS
LIQUIDITY AND CAPITAL RESOURCES
CRITICAL ACCOUNTING POLICIES
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

COLUMBIA BANCORP

FORM 10-Q

September 30, 2003

INDEX

		Page
		Reference

PART I - FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements
	Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3
	Consolidated Statements of Income and Comprehensive Income for the three and nine month periods ended September 30, 2003 and 2002	4
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002	5
	Consolidated Statements of Changes in Shareholders’ Equity for the period December 31, 2001 to September 30, 2003	6
	Notes to Consolidated Financial Statements	7-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations:
	Overview	12-13
	Material Changes in Financial Condition	13-21
	Results of Operations	21-25
	Liquidity and Capital Resources	25-27
	Critical Accounting Policies	27-28
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28
PART II - OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	28-29
	Signatures	29

COLUMBIA BANCORP AND SUBSIDIARIES
PART I – FINANCIAL INFORMATION
ITEM ONE
COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$27,700,837	$28,414,139
Interest-bearing deposits with other banks	14,201,203	8,551,980
Federal funds sold	21,651,527	3,735,416

Total cash and cash equivalents	63,553,567	40,701,535
Investment securities available-for-sale	24,370,458	14,749,694
Investment securities held-to-maturity	16,603,577	18,600,335
Restricted equity securities	2,810,700	2,698,200

Total investment securities	43,784,735	36,048,229
Loans held-for-sale	6,214,380	8,769,777
Loans, net of allowance for loan losses and unearned loan fees	446,037,936	423,917,555
Property and equipment, net of accumulated depreciation	13,579,768	14,183,851
Goodwill, net of amortization	7,389,094	7,389,094
Accrued interest receivable	4,506,842	3,895,237
Other assets	9,373,327	9,420,706

Total assets	$594,439,649	$544,325,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand deposits	$152,352,490	$129,042,083
Interest-bearing demand accounts	190,424,410	182,340,665
Savings accounts	31,176,778	32,939,990
Time certificates	132,308,015	111,512,375

Total deposits	506,261,693	455,835,113
Notes payable	24,339,601	27,134,946
Accrued interest payable and other liabilities	4,432,752	7,165,544
Guaranteed undivided beneficial interest in junior subordinated debentures (Trust preferred securities)	4,000,000	4,000,000

Total liabilities	539,034,046	494,135,603

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,733,682 issued and outstanding (7,862,380 at December 31, 2002)	15,698,321	15,096,638
Additional paid-in capital	2,572,449	2,745,062
Retained earnings	37,063,629	32,174,431
Accumulated other comprehensive income, net of taxes	71,204	174,250

Total shareholders’ equity	55,405,603	50,190,381

Total liabilities and shareholders’ equity	$594,439,649	$544,325,984

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

INTEREST INCOME
Interest and fees on loans	$9,324,574	$9,273,326	$27,410,075	$26,157,330
Interest on investments
Taxable investment securities	113,981	253,925	392,320	828,398
Nontaxable investment securities	184,276	199,683	555,700	610,509
Other interest income	114,082	114,750	357,634	271,613

Total interest income	9,736,913	9,841,684	28,715,729	27,867,850
INTEREST EXPENSE
Interest on interest-bearing deposit and savings accounts	388,449	561,031	1,237,302	1,267,691
Interest on time deposit accounts	1,017,100	1,175,237	3,064,117	3,564,905
Other borrowed funds	297,195	338,619	947,021	1,037,815

Total interest expense	1,702,744	2,074,887	5,248,440	5,870,411

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	8,034,169	7,766,797	23,467,289	21,997,439
PROVISION FOR LOAN LOSSES	400,000	600,000	2,400,000	1,700,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,634,169	7,166,797	21,067,289	20,297,439
NON-INTEREST INCOME
Service charges and fees	1,121,321	1,048,565	3,187,813	3,059,044
Mortgage Group revenues, net of expenses	736,005	404,961	1,716,593	1,756,171
Credit card discounts and fees	127,696	131,529	318,410	317,432
Financial Services Department income	180,887	139,928	432,728	459,020
Other non-interest income	677,032	511,837	1,158,042	1,498,659

Total non-interest income	2,842,941	2,236,820	6,813,586	7,090,326
NON-INTEREST EXPENSES
Salaries and employee benefits	3,458,179	3,423,977	10,140,508	9,821,493
Occupancy expense	575,616	527,649	1,696,787	1,494,199
Credit card processing fees	32,509	28,227	81,750	78,681
Data processing expense	108,600	85,104	259,928	275,475
Other non-interest expenses	1,476,031	1,476,152	4,818,191	4,680,767

Total non-interest expense	5,650,935	5,541,109	16,997,164	16,350,615

INCOME BEFORE PROVISION FOR INCOME TAXES	4,826,175	3,862,508	10,883,711	11,037,150
PROVISION FOR INCOME TAXES	1,767,026	1,338,008	3,963,397	3,910,117

NET INCOME	3,059,149	2,524,500	6,920,314	7,127,033

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding losses arising during the period	(19,170)	(210,152)	(98,162)	(313,539)
Reclassification adjustment for gains (losses) included in net income	(1,807)	215,730	(4,884)	200,096

Total comprehensive income (loss)	(20,977)	5,578	(103,046)	(113,443)

COMPREHENSIVE INCOME	$3,038,172	$2,530,078	$6,817,268	$7,013,590

Earnings per share of common stock	$0.35	$0.28	$0.79	$0.80
Basic
Diluted	$0.34	$0.27	$0.77	$0.77
Weighted average common shares outstanding	8,734,074	8,949,131	8,708,666	8,912,059
Basic
Diluted	8,987,394	9,224,311	8,981,944	9,206,868

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,

	2003	2002

CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$6,920,314	$7,127,033
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale or write-down of property and equipment	119,670	—
Gain on sale or call of investments	(462,149)	(296,548)
Depreciation on property and equipment	1,008,555	895,301
Amortization of mortgage servicing asset	1,482,199	651,698
Valuation and impairment of mortgage servicing asset	1,075,000	1,948,580
Federal Home Loan Bank stock dividend	(112,500)	(112,994)
Deferred income tax benefit	(538,980)	—
Provision for loan losses	2,400,000	1,700,000
Decrease in cash due to changes in assets/liabilities:
Accrued interest receivable	(611,605)	(949,848)
Other assets	(2,495,163)	(1,395,504)
Accrued interest payable and other liabilities	(2,168,746)	(427,464)

NET CASH FROM OPERATING ACTIVITIES	6,616,595	9,140,254

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	4,593,912	1,437,013
Proceeds from the maturity of available-for-sale securities	9,660,000	4,050,000
Proceeds from the maturity of held-to-maturity securities	3,319,136	2,544,950
Purchases of held-to-maturity securities	(1,350,135)	—
Purchases of available-for-sale securities	(23,551,133)	—
Net purchase of restricted equity securities	—	(468,200)
Net change in loans made to customers	(21,964,984)	(42,437,467)
Payments made for purchase of property and equipment	(524,142)	(1,581,778)

NET CASH FROM INVESTING ACTIVITIES	(29,817,346)	(36,455,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	29,630,940	63,326,247
Net proceeds from time deposits	20,795,640	6,003,302
Net decrease in notes payable	(2,795,345)	(5,164,482)
Cash paid for dividends and fractional shares	(1,967,879)	(1,940,802)
Proceeds from stock options exercised and sales of common stock	637,422	815,298
Repurchase of common stock	(247,995)	—

NET CASH FROM FINANCING ACTIVITIES	46,052,783	63,039,563

	22,852,032	(2,793,768)
NET INCREASE IN CASH AND CASH EQUIVALENTS	22,852,032	35,724,335
CASH AND CASH EQUIVALENTS, beginning of period	40,701,535	22,613,738

CASH AND CASH EQUIVALENTS, end of period	$63,553,567	$58,338,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$5,046,822	$5,652,182
Taxes paid in cash	$4,062,000	$2,916,000
SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(103,046)	$(113,443)
Cash dividend declared and payable after quarter-end	$698,695	$652,913

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other	Total
		Common	Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Stock	Capital	Earnings	Income	Equity

BALANCE, December 31, 2001 (Audited)	8,037,078	$14,679,226	$6,054,368	$25,373,550	$337,788	$46,444,932
Stock options exercised	153,724	1,008,572	—	—	—	1,008,572
Income tax benefit from stock options exercised	—	—	122,704	—	—	122,704
Stock repurchase	(328,422)	(591,160)	(3,432,010)			(4,023,170)
Cash dividend paid or declared	—	—	—	(2,580,224)	—	(2,580,224)
Net income and comprehensive income	—	—	—	9,381,105	(163,538)	9,217,567

BALANCE, December 31, 2002 (Audited)	7,862,380	15,096,638	2,745,062	32,174,431	174,250	50,190,381

Stock options exercised	96,115	637,422	—	—	—	637,422
Income tax benefit from stock options exercised	—	—	45,322	—	—	45,322
Stock dividend (10%) and cash paid for fractional shares	791,887	(5,679)	—	—	—	(5,679)
Stock repurchase	(16,700)	(30,060)	(217,935)	—	—	(247,995)
Cash dividend paid or declared	—	—	—	(2,031,116)	—	(2,031,116)
Net income and comprehensive income	—	—	—	6,920,314	(103,046)	6,817,268

BALANCE, September 30, 2003 (Unaudited)	8,733,682	$15,698,321	$2,572,449	$37,063,629	$71,204	$55,405,603

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The interim consolidated financial statements include the accounts of Columbia Bancorp, an Oregon corporation and a registered financial holding company (“Columbia”), and its two wholly-owned subsidiaries Columbia River Bank (“CRB”) and Columbia Bancorp Trust I (the “Trust”), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. The Trust, a wholly owned Delaware statutory business trust, was established in December 2002, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust preferred securities). During December 2002, the Trust issued $4.0 million in Trust Preferred Securities with the proceeds being used to accomplish the acquisition of a certain block of common shares that had become available for buyback. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of results to be anticipated for the year ending December 31, 2003. These financial statements should be read in conjunction with Columbia’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Management’s Estimates and Assumptions

Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain policies that due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of the consolidated financial statements. These policies relate primarily to the determination of the allowance for loan losses, the valuation of goodwill, and the valuation of the mortgage servicing asset.

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain of the principles prescribed by those standards. These judgments include the determination of whether a financial instrument or other contract meets the definition of a derivative and qualifies for hedge accounting in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. These judgments also include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”. These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in Columbia’s Annual report on Form 10-K. Columbia believes that the judgments and estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial conditions.

3.	Stock Options

Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. In the event compensation cost for Columbia’s grants for stock-based compensation plans had been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for the three and nine month periods ended September 30, 2003 and 2002, would approximate the pro forma amounts below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data)	2003	2002	2003	2002

Net income, as reported	$3,059	$2,525	$6,920	$7,127
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6)	(36)	(99)	(49)

Pro forma net income	$3,053	$2,489	$6,821	$7,078

Earnings per share:
Basic - as reported	$0.35	$0.28	$0.79	$0.80
Basic - pro forma	$0.35	$0.28	$0.78	$0.79
Diluted - pro forma	$0.34	$0.27	$0.77	$0.77
Diluted - pro forma	$0.34	$0.27	$0.76	$0.77

4.	Loans and Allowance for Loan Losses

Columbia’s policy is to place loans on nonaccrual status after they become 90 days past due unless loan administration or board loan committee formally adopts a different characterization. Further, Columbia may place on nonaccrual status loans that are not contractually past due or that are deemed fully collateralized to promote better oversight and review of loan arrangements. Loans on nonaccrual status at September 30, 2003 and December 31, 2002 were $2.1 million, and $742,000, respectively. The increase in loans on nonaccrual status at the end of the quarter ending September 30, 2003 is attributable primarily to a single real estate secured loan in the amount of $1.4 million, which Columbia believes is subject to a U.S. Government guaranty. The validity of the government guaranty is in dispute; with the agency taking the position the guaranty is invalid. Columbia is working with legal counsel in pursuing this government guaranty. The likelihood of success in receiving funds pursuant to the government guarantee is currently not known, and accordingly a $1.5 million charge-off on this loan was taken against the allowance for loan losses previously in the second quarter of 2003, thus reducing the book value of this loan to $1.4 million, which equates to the appraised value.

At September 30, 2003 and December 31, 2002, Columbia had not identified loans in material amounts upon which the interest rate or payment schedules had been modified from original terms or restructured to accommodate borrowers’ weakened financial positions.

At September 30, 2003 as well as December 31, 2002, Columbia had no other real estate owned (“OREO”), which represents assets held through loan foreclosure or recovery activities. These items would be included in “other assets” on the balance sheet.

5.	Mortgage Servicing Asset

The following table presents an overview of key mortgage servicing balances and ratios as of the dates indicated:

(Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002

Mortgage servicing asset, net	$3,709	$4,614	$5,233
Mortgage loans serviced	$454,963	$488,505	$478,329
Mortgage loans serviced number (quantity)	3,862	4,092	4,001
Mortgage loans produced (quantity)	1,518	1,847	1,289
Mortgage servicing asset multiple	0.82%	0.94%	1.09%

Columbia’s balance sheet includes within the “other assets” category an intangible asset that relates to the estimated present value of Columbia’s mortgage servicing rights for mortgage loans originated by Columbia and subsequently sold to third parties. The book value of the mortgage servicing asset (“MSA”) as of September 30, 2003 was $3.7 million on $455.0 million in mortgage loans serviced by Columbia, compared to $5.2 million on $478.3 million as of September 30, 2002. The $23.3 million decline in loans serviced resulted from a higher rate of prepaying loans in the servicing portfolio than could be offset by new loan production. Another effect from the higher rate of prepaying loans was a decline in the net book value of the MSA by $1.5 million, which resulted from higher amortization expense and valuation adjustments. On a year-to-date basis through the period ending September 30, 2003, amortization expense totaled $1.5 million and valuation adjustments totaled $1.1 million. During the first and second quarters of 2003 valuation adjustments totaled $500,000 and $575,000, respectively. In the third quarter of 2003, an independent third party MSA valuation was obtained which indicated the MSA’s carrying value approximated fair value, and therefore did not result in a valuation adjustment. The MSA as a percentage of total loans serviced as of the end of the third quarter 2003 was 0.82%, as compared to 1.09% as of September 30, 2002.

6.	Segment Information

Columbia operates two primary segments - the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, CRB, which operates 15 bank branches in Oregon and three branches in Washington. CRB offers loan, investment, and deposit products to its customers who range from individuals to medium-sized agricultural and commercial companies. The mortgage banking segment consists of Columbia River Bank Mortgage Group (“CRBMG”), headquartered in Bend, Oregon, with dedicated loan officers located in 10 of the CRB branches Oregon. CRBMG offers a full range of mortgage lending services and products to its clients.

Financial information that Columbia’s management uses to evaluate the reportable segments and the reconciliation to Columbia’s consolidated financial statements are summarized as follows:

Segment Information:

(In thousands)	Community Banking	Mortgage Banking	Consolidated

Nine months ended September 30, 2003:
Net interest income before provision for loan losses	$23,141	$327	$23,467
Noninterest income	4,999	1,814	6,814
Depreciation on property and equipment	939	70	1,009
Mortgage servicing asset amortization	—	1,482	1,482
Impairment of mortgage servicing rights	—	1,075	1,075
Income before provision for income taxes	11,110	(226)	10,884
Total assets	583,033	11,407	594,440
Nine months ended September 30, 2002:
Net interest income before provision for loan losses	$21,614	$383	$21,997
Noninterest income	4,928	2,163	7,090
Depreciation on property and equipment	824	71	895
Mortgage servicing asset amortization	—	652	652
Impairment of mortgage servicing rights	—	1,949	1,949
Income before provision for income taxes	11,465	(428)	11,037
Total assets	535,803	16,019	551,822

7.	Earnings Per Share

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

The weighted average number of shares and common share equivalent figures have been retroactively adjusted for all stock dividends or splits.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after September 30, 2003, except for hedging relationships designated after September 30, 2003. The provisions of this statement relating to Statement 133 Implementation Issues, that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, will be applied to both existing contracts and new contracts entered into after September 30, 2003. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

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

COLUMBIA BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM TWO

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various forward-looking statements about plans and anticipated results that will impact Columbia Bancorp. These statements include statements about management’s present plans and intentions about our strategy, growth, and deployment of resources, and about management’s expectations for future financial performance. Readers can sometimes identify forward-looking statements by the use of prospective language and context, including words like “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. However, all statements in this report other than statements of historical or current fact are forward-looking statements within the meaning of the safe harbor afforded such statements by Section 21E of the Securities Exchange Act of 1934, as amended. Because forward-looking statements are, in part, an attempt to project future events, they are subject to various risks and uncertainties that could cause actual actions and our financial and operational results to differ materially from those set forth in such statements. These include, without limitation, the impact of competition and fluctuations in market interest rates on Columbia’s revenues and margins, Columbia’s ability to open and generate growth from new branches, conclude the sale of certain land and achieve resolution on non-performing assets, our ability effectively to estimate the value of certain intangible assets, and other risks and uncertainties that we have in the past, or that we may from time to time in the future, detail in our filings with the Securities and Exchange Commission (“SEC”). Information presented in this report is accurate as of the date the report was filed with the SEC, and we cannot undertake to update our forward-looking statements or the factors that may cause us to deviate from them.

OVERVIEW

Columbia Bancorp (“Columbia”) is an Oregon corporation and a registered financial holding company. Columbia’s common stock is traded on the Nasdaq Stock MarketTM under the symbol “CBBO.” There are two wholly-owned subsidiaries, Columbia River Bank (“CRB”), an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted, and Columbia Bancorp Trust I (the “Trust”), a wholly-owned Delaware statutory business trust which was used to issue “trust preferred securities” in 2002 to repurchase shares of common stock in order to maintain regulatory capital. CRB was formed in 1977 and operates 18 branches in Oregon and Washington. In addition to these community-oriented branches, mortgage lending services are provided through Columbia River Bank Mortgage Group (“CRBMG”) and investment services through CRB Financial Services, [a registered broker-dealer firm]. Columbia offers a broad range of financial services to its customers, who primarily include small and medium sized businesses, farmers, families and individuals.

Management’s goal is to grow earning assets while balancing an emphasis on achieving a high return on equity and maintaining high asset quality. The key to this, in Columbia’s view, is to emphasize personalized, high-quality banking products and services for its customers, to hire and retain excellent branch and administrative personnel who have a customer orientation and solid community ties, and to respond quickly to growth opportunities in areas where Columbia currently does not provide full-service banking products. Columbia also intends to increase penetration in its existing markets, and where appropriate and where opportunities become available, to expand into new markets through further suitable acquisitions and new branch openings.

Columbia announced in the third quarter 2003, plans of opening two new branches in Bend and Redmond, Oregon. These locations fit Columbia’s existing service area and are expected to benefit from the high growth of new residents and business. Deschutes County, where both branches will be located, is ranked in the top 100 of fastest growing counties in the entire country. Columbia has experienced much success with the existing branch in Redmond and the three existing branches in Bend, and the time is right for additional branches to increase convenience for customers and to grow the franchise.

Columbia’s total assets as of September 30, 2003 were $594.4 million and shareholders’ equity at that date was $55.4 million. For the quarter ended September 30, 2003 net income was $3.1 million or $0.34 per diluted common share, which represents an increase of $508,000 or 20.13% over the third quarter of 2002. For the nine month period ended September 30, 2003 net income was $6.9 million or $0.77 per diluted share, amounting to a decrease of $207,000, or 3.00%, from the comparable period of 2002. The decrease in year-to-date performance from 2002 is owing primarily to an abnormal charge to the provision for loan losses recorded in the second quarter of 2003 of $1.6 million, before tax, and excluding this charge, Columbia’s performance for 2003 through September 30 would have represented net income of $7.9 million, or an increase of $811,000, or 11.37%, over the comparable period for 2002.

The following table presents an overview of these and other key financial performance indicators:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(In thousands, except per share data and ratios)	2003	2002	2003	2002

Return on average assets	2.06%	1.87%	1.63%	1.85%
Return on average equity	22.01%	19.58%	17.48%	19.22%
Net interest margin	5.97%	6.42%	6.14%	6.40%
Efficiency ratio	51.95%	55.39%	56.13%	56.21%
Net income	$3,059	$2,524	$6,920	$7,127
Total loans, gross (1)			460,250	428,724
Total assets			594,440	551,822
Deposits			506,262	463,965
Book value per common share			$6.34	$5.83
Tangible book value per common share			5.07	4.42

(1) Loans include portfolio and loans held for sale

MATERIAL CHANGES IN FINANCIAL CONDITION

ASSETS

Columbia’s assets are comprised primarily of loans made to customers, with the expectation of receipt of interest and principal from the customer, in addition to operating cash and various investment securities.

Investment Securities

Investment securities totaled $43.8 million at September 30, 2003, an increase of $7.7 million, or 21.46%, compared to December 31, 2002, and an increase of $7.9 million, or 22.09%, compared to September 30, 2002. The increase in securities occurred due to the deployment of excess liquidity to earn higher returns than those received from federal funds sold. The investment portfolio contains bank qualified municipal securities, U.S. Treasuries, government agencies, corporate debt, mortgage backed securities and restricted equity securities. Included in the balance of investment securities are restricted equity securities, Federal Home Loan Bank stock of $2.8 million and Farmer Mac stock of $9,400. At September 30, 2003, the portfolio consisted of 55.66% available for sale securities, 37.92% held to maturity securities and 6.42% restricted equity securities, 40.91%, 51.60% and 7.49%, respectively, at December 31, 2002 and 36.60%, 56.00% and 7.40%, respectively, at September 30, 2002. Available for sale securities as well as held to maturity securities may be pledged as collateral for public deposits. At September 30, 2003, $17.3 million, or 39.26%, of the portfolio were pledged, compared to $15.4 million, or 44.74%, at December 31, 2002 and $14.9 million, or 42.15%, at September 30, 2002. The unrealized gain from available for sale securities at September 30, 2003 is $112,000, or $71,000 after tax, compared to $264,000, or $174,000 after tax, and $340,000, or $224,000 after tax, at December 31, 2002 and September 30, 2002, respectively.

Loans

Columbia’s loan portfolio represents the results of management’s attempts to diversify risk across a range of loan types and industries, to represent the markets in which they do business and the types of loans in which they specialize. Loan products include construction and real estate loans, short- and intermediate-term commercial loans, consumer loans, agriculture loans and credit cards. Since the 1977 establishment of CRB, management has emphasized agricultural lending, and developed a specialty in making and monitoring these types of loans. This focus has provided opportunities into markets that traditionally have been neglected due to the perception that these types of loans carry higher risk than more traditional lending. Columbia has taken steps to mitigate these risks by hiring experienced agricultural lenders and consultants, most of whom each have more than ten years agriculture experience, by diversifying the loan portfolio across 15 different commodity types, and by maintaining Preferred Lender Status with the Farm Service Agency. This status allows easier and quicker participation in the Farm Loan Government Guarantee Program, which guarantees up to 90% of qualified loans. Approximately 7.8% of Columbia’s agricultural loans are guaranteed through this program.

Gross loans, excluding loans held for sale, at September 30, 2003, were $454.0 million, an increase of $22.4 million, or 5.20% over December 31, 2002 and an increase of $34.2 million, or 8.15%, over September 30, 2002. Loan growth for 2003 has been slower than expected, particularly in the third quarter, due in part to large pay downs in the agricultural portfolio and due to competitive pressures from other lenders who were willing to take greater risk on long-term interest rates than Columbia, which resulted in some of Columbia’s customers converting several large construction loans in Central Oregon to long-term, fixed-rate financing with other lenders. Several competitors are now offering long-term rates below levels that management considers prudent for future profitability and stability. As a result, management has strategically focused on short- to intermediate-term commercial loans and construction financing.

CRBMG, a division of CRB, began originating and funding single-family mortgage loans in 1997. These loans, which ordinarily are committed for sale to mortgage investors, generally are held by CRB for less than 30 days. At September 30, 2003, loans held for sale were $6.2 million compared to $8.8 million and $8.9 million at December 31, 2002 and September 30, 2002, respectively.

The following table presents CRB’s loan portfolio composition by loan type:

	September 30, 2003		December 31, 2002		September 30, 2002

		Percent of		Percent of		Percent of
(Dollars in thousands)	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total

Commercial loans	$80,125	17.72%	$69,882	16.15%	$75,555	17.95%
Agricultural loans	62,114	13.73%	61,770	14.28%	61,267	14.55%
Real estate loans	197,791	43.73%	181,456	41.94%	163,341	38.80%
Real estate loans - construction	88,223	19.51%	91,036	21.04%	93,714	22.26%
Consumer loans	19,340	4.28%	20,937	4.84%	20,647	4.90%
Other loans	6,443	1.42%	6,498	1.50%	5,287	1.26%

Gross loans	454,036		431,579		419,811
Allowance for loan losses	(6,604)	-1.46%	(6,417)	-1.48%	(6,427)	-1.53%
Deferred loan fees	(1,394)	-0.31%	(1,245)	-0.29%	(1,277)	-0.30%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	446,038		423,917		412,107
Loans held for sale	6,214	1.37%	8,770	2.03%	8,913	2.12%

Total loans	$452,252	100.00%	$432,687	100.00%	$421,020	100.00%

Nonperforming Assets

Nonperforming assets consist of delinquent loans on nonaccrual status, delinquent loans past due greater than 90 days, restructured loans and other real estate owned. Columbia’s policy is to place loans on nonaccrual status after they become 90 days past due unless loan administration or board loan committee formally adopts a different characterization. Restructured loans are those for which the interest rate or payment schedules were modified from original terms to accommodate the borrower’s weakened financial condition. Other real estate owned represents assets held through loan foreclosure or recovery activities and are included in “other assets” on the balance sheet.

At September 30, 2003, Columbia’s total nonperforming assets were $2.1 million, as compared to $0.8 million and $1.5 million at December 31, 2002 and September 30, 2002, respectively. The balance at September 30, 2003 included $1.4 million from a single real estate-secured credit in Central Oregon. This credit was written down from $2.8 million to $1.4 million, to the appraised value of the real estate collateral, during the second quarter of 2003 because of management’s concern that realization may be limited to the value of the collateral. Management anticipates acquiring the collateral through foreclosure by February 2004 and plans to liquidate the property before the end of June 2004. Management expects to realize an amount on disposition equal to or greater than the current book value of the loan. Columbia currently is in negotiation with a U.S. Government Agency over the enforceability of a guaranty of the loan; however, management is uncertain whether or to what extent this guaranty may be enforced.

The following table presents information with respect to nonperforming assets:

(Dollars in thousands)	September 30, 2003	December 31, 2002	September 30, 2002

Loans on non-accrual status	$2,110	$742	$937
Loans past due - greater than 90 days	—	5	—
Restructured loans	11	25	28

Total non-performing loans	2,121	772	965
Other real estate owned	—	—	553

Total non-performing assets	$2,121	$772	$1,518

Allowance for loan losses	$6,604	$6,417	$6,427
Ratio of total nonperforming assets to total assets	0.36%	0.14%	0.28%
Ratio of total nonperforming loans to total loans	0.46%	0.18%	0.23%
Ratio of reserves for loan losses to total nonperforming assets	311.36%	831.22%	423.39%

Allowance for Loan Losses

The allowance for loan losses allows Columbia to establish a reserve on the balance sheet that represents an estimate of potential losses associated with the loan portfolio as of the reporting date. The loan loss allowance, sometimes known as the “loan loss reserve” or the “allowance for loan and lease losses,” is evaluated each quarter and increases to the allowance are recorded as an expense charged to the provision for loan losses in the income statement. Management determines the appropriateness and amount of these charges by assessing the risk potential in the portfolio on an ongoing basis.

This risk potential is primarily calculated as a percentage of the outstanding balance of loans that are classified or in a troubled state as identified by Columbia’s internal risk rating or grading system. Columbia also establishes a portion of the loan loss reserve based on the entire remainder of the loan portfolio as a whole. Different percentages are assigned according to industry and collateral type. The percentages used for these calculations are based on standards established by regulatory agencies and these percentages are also tested against the historic loss experience of Columbia for these different categories of loans. Aside from these general calculations, specific allocations on individual loans may be taken based on Management’s assessment of those individual loans. In addition, Management reviews current regional and national economic conditions and trends, specific economic circumstances that affect borrowers individually and collectively, and various other factors that management considers appropriate.

When a loan, or a portion of a loan, is determined to be uncollectible, it is “charged off “ which means that it is removed, in whole or in part, from the balance sheet, and the reduction is charged against the loan loss reserve. Recoveries of amounts previously charged-off are increases to the loan loss reserve.

As a percentage of total loans outstanding, Columbia’s loan loss reserve has ranged between .84% and 1.64% over the last eight years, and has averaged 1.32%, on an annual basis. As of September 30, 2003 Columbia’s loan loss reserve was 1.43%. Management believes the loan loss reserve is adequate based on their assessment of the factors, conditions and calculations as described above.

The following table presents activity in allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Loans outstanding at end of period, net of unearned interest income(1)			$460,250	$428,724
Average loans outstanding for the period, net of unearned interest income(1)	$467,538	$434,860	$455,197	$413,412
Allowance for loan losses balance, beginning of period	$6,448	$6,130	$6,417	$5,312
Loans charged off:
Commercial	(90)	(63)	(388)	(302)
Real estate	(47)	(33)	(1,520)	(25)
Real estate construction	—	(189)	—	(197)
Agriculture	—	—	(40)	(15)
Consumer loans	(131)	(25)	(270)	(164)
Credit card and related accounts	(26)	(24)	(91)	(59)

Total loans charged off	(294)	(334)	(2,309)	(762)

Recoveries:
Commercial	20	18	38	86
Real estate	7	—	10	—
Real estate construction	—	6	—	6
Agriculture	14	—	26	11
Consumer loans	7	6	19	69
Credit card and related accounts	2	1	3	5

Total recoveries	50	31	96	177

Net charge offs	(244)	(303)	(2,213)	(585)
Provision for loan losses	400	600	2,400	1,700

Allowance for loan losses balance, end of period	$6,604	$6,427	$6,604	$6,427

Ratio of net loans charged off to average loans outstanding	0.05%	0.07%	0.49%	0.14%
Ratio of reserve for loan losses to loans at end of period	1.43%	1.50%	1.43%	1.50%

(1) Includes loans held-for-sale

Mortgage Servicing Asset

Columbia’s balance sheet includes as a component of “other assets” an account known as a “mortgage servicing asset,” which represents the estimated present value of rights to collect revenues in exchange for providing mortgage services such as collection, collateral maintenance, credit reporting and similar functions, to mortgage loans previously originated and sold. The value of this asset fluctuates from time to time based on the number and amount of mortgages for which such services are provided, on the relationship between the weighted average interest rate of the present loan portfolio and the current market interest rate, and on the period of time remaining until those mortgages mature. In recent quarters, the value of this asset has declined. This occurred because, in a low interest rate economy, mortgage borrowers tend to refinance more frequently than in stable or rising interest rate markets. As of September 30, 2003 the carrying value of the mortgage servicing asset as of the quarter ended September 30, 2003 was $3.7 million on $455.0 million in mortgage loans serviced by Columbia, compared to $5.2 million on $478.3 million for the same period ended September 30, 2002. The $23.4 million decline in loans serviced resulted from a higher rate of prepaying loans in the servicing portfolio than could be offset by new loan production. Another effect from the higher rate of prepaying loans was a decline in the net book value of the mortgage servicing asset by $1.5 million, which resulted from higher amortization expense as compared to the prior year and a continuing decline in the fair value of the MSA through second quarter 2003, resulting valuation adjustments for the first two quarters. On a year-to-date basis through the period ending September 30, 2003, the amortization expense totaled $1.6 million and valuation adjustments totaled $1.1 million. The mortgage servicing asset as a percentage of total mortgage loans serviced as of the end of the third quarter 2003 was 0.82%, as compared to 1.09% as of September 30, 2002. The mortgage servicing asset multiple will likely rise or fall in connection with the movement of mortgage loan rates. When mortgage rates rise, borrowers are less likely to refinance, thereby increasing the value of the mortgage servicing asset and its multiple.

The following table presents a reconciliation for CRB’s mortgage servicing asset:

(In thousands)	September 30, 2003	December 31, 2002

Mortgage servicing asset (MSA), beginning	$4,614	$6,197
Add servicing retained premiums	1,752	2,227
Deduct MSA amortization	(1,582)	(1,029)
Deduct MSA valuation adjustments	(1,075)	(2,781)

Mortgage servicing asset, ending	$3,709	$4,614

LIABILITIES

Columbia’s liabilities are comprised primarily of the obligation to repay customers’ deposits on demand (for “demand deposits”) or at a stated time in the future (for “time deposits” such as CDs), debts and interest accrued thereon, and obligations to pay interest and, at maturity, the principal, on the “trust preferred securities” issued by the subsidiary trust, Columbia Bancorp Trust I.

Deposits

Columbia offers various deposit accounts, including interest bearing and non-interest bearing checking, savings, money market and certificate of deposit accounts. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Deposits are Columbia’s primary source for funding loan growth. Columbia strives to fund operations with non-interest bearing demand deposits, which will improve the net interest spread - the difference between interest income and interest expense.

Total deposits were $506.3 million at September 30, 2003, an increase of $50.4 million, or 11.06%, and $42.3 million, or 9.12%, over December 31, 2002 and September 30, 2002, respectively. The growth in deposit accounts has been primarily in non-interest bearing accounts with an increase of $23.3 million, or 18.06%, over December 31, 2002. This growth can be attributed to Columbia’s focus over the past year on calling upon commercial customers as well as to the outstanding cherry season which gave rise to an increase in agriculture related demand accounts. Overall, deposits grew due to a combination of pricing strategies, increased marketing and an emphasis on a sales culture within the branches.

The following table presents deposit composition by deposit type:

	September 30, 2003		December 31, 2002		September 30, 2002

		Percent of		Percent of		Percent of
(Dollars in thousands)	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total

Non-interest-bearing	$152,353	30.10%	$129,042	28.31%	$127,779	27.54%
Interest-bearing	190,424	37.61%	182,341	40.00%	180,662	38.94%
Savings accounts	31,177	6.16%	32,940	7.23%	32,612	7.03%
Time certificates	132,308	26.13%	111,512	24.46%	122,912	26.49%

Total deposits	$506,262	100.00%	$455,835	100.00%	$463,965	100.00%

Brokered Certificates of Deposit

Columbia does utilize brokered deposits as a source for funding loan growth. In most cases, brokered deposit accounts are purchased with a long-term maturity ranging from two to seven years. At September 30, 2003, brokered certificates of deposit total $26.2 million, compared to $16.2 million at December 31, 2002 and $20.2 million at September 30, 2003. During 2003, $10.0 million in brokered deposits were purchased in anticipation of loan growth. These ranged in terms from 36 months to 84 months with rates from 2.90% to 4.00%. The weighted average interest rate on these deposits at September 30, 2003 was 4.09%, compared with 4.44% at December 31, 2002 and 3.95% at September 30, 2002.

Borrowings

The majority of Columbia’s borrowings are through advances from the Federal Home Loan Bank (FHLB). At September 30, 2003 borrowings from FHLB have decreased to $23.5 million as compared to $26.3 million and $29.9 million at December 31, 2002 and September 30, 2002, respectively. Total notes payable decreased $2.8 million over December 31, 2002 and $6.4 million over September 30, 2002.

Off-Balance Sheet

In the normal course of business to meet the financing needs of its customers, Columbia is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, the issuance of letters of credit, hedging of mortgage loans, and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Commitments/Letters of Credit

Columbia’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written, is represented by the contractual amount of those instruments. Columbia uses the same credit policies in making commitments and conditional obligations as they do for on-balance-sheet instruments.

Columbia may or may not require collateral or other security to support financial instruments with credit risk, depending on its loan underwriting guidelines. The following table presents a comparison of contract amounts:

	Contract Amounts
(In thousands)	September 30, 2003	December 31, 2002	September 30, 2002

Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$138,707	$148,938	$133,510
Undisbursed credit card lines of credit	17,100	15,220	14,702
Commercial and standby letters of credit	2,490	2,654	2,999

	$158,297	$166,812	$151,211

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by Columbia upon an extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing properties.

Letters of credit written are conditional commitments issued by Columbia to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Columbia holds cash, marketable securities, or real estate as collateral supporting those commitments for which collateral is deemed necessary.

Trust Preferred Securities

In December 2002, Columbia formed a wholly-owned Delaware statutory business trust subsidiary, Columbia Bancorp Trust I (the “Trust”), which issued $4.0 million of guaranteed undivided beneficial interests in Columbia’s junior subordinated debentures (the “Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by Columbia. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by Capital Trust I to purchase $4.1 million of junior subordinated debentures of Columbia. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.30% per annum of the stated liquidation value of $1,000 per capital security. Columbia has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (i) accrued and unpaid distributions required to be paid on the Trust Preferred Securities; (ii) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (iii) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2033, or upon earlier redemption as provided in the indenture. Columbia has the right to redeem the debentures purchased by the Trust in whole or in part, on or after January 7, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest.

Interest Rate Swap

During January 2003, in connection with the issuance of $4.0 million of floating-rate Trust Preferred Securities described above, Columbia entered into an interest rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, Columbia will pay 3.27% on a notional amount of $4.0 million and receive 90-day LIBOR on the same amount. The effect of this transaction was the conversion of the $4.0 million trust preferred issuance from a floating rate at 90-day LIBOR plus 330 basis points to a fixed rate of 6.57% for five years, the point at which Columbia has the option to call the Trust Preferred Securities as described above. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Hedging

The open mortgage pipeline as of September 30, 2003, consisted of $18.8 million in loan commitments with interest rate locks. These loans were covered by hedging instruments, which included $16.0 million in forward sales of mortgage-backed securities. The purpose of hedging the open mortgage pipeline is to reduce the risk of exposure to interest rate volatility. The unrealized gain on mortgage loans within the pipeline was $221,000 and the unrealized loss on the derivative contracts was ($214,000), for a net open hedge position of $7,000 as of September 26, 2003.

RESULTS OF OPERATIONS

Net Income

Net income for the third quarter ending September 30, 2003 was $3.1 million, or $0.34 per diluted share. This represents an increase of 21.20% in net income and an increase of 25.93% in diluted earnings per share over the third quarter ended September 30, 2002. The earnings increase for the third quarter ending September 30, 2003 reflects careful attention to interest expense in the third quarter, as well as an increase in non-interest income. The growth in diluted earnings per share was due in part to the increase in net income and in part to the effects of Columbia’s stock repurchase program during the third quarter ending September 30, 2003, in which, 16,700 shares of stock were repurchased and retired.

Net income for the nine months ended September 30, 2003 was $6.9 million, or $0.77 per diluted share. This represents a decrease of $207,000, or 2.90%, from nine months ended September 30, 2002. Owing to the retirement of common stock during the third quarter of 2003, there was no material effect on earnings per share. The earnings decrease for the nine months ending September 30, 2003 resulted from a large increase in provision for loan losses, due primarily to the partial charge-off of a single loan in Central Oregon. In the absence of this $1.6 million charge to the provision of loan losses, Columbia’s net income for the nine month period ended September 30, 2003 would have been $7.9 million, or an increase of $811,000, or 11.37%, from the nine month period the previous year.

Net Interest Income

The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest-bearing liabilities. Columbia’s total net interest income increased $1.5 million or 6.68% for the nine months ending September 30, 2003 and increased $267,000 or 3.44% for the quarter ending September 30, 2003, as compared to the same periods in 2002. The increase in net interest income is due to the increase in loan balances as compared to the same periods in 2002 and a reduction in deposit rates thereby reducing interest expense. The net interest margin for the third quarter 2003 was 5.97% as compared to 6.42% for the same period in 2002. The net interest margin for the nine months ending September 30, 2003 was 6.14% as compared to 6.40% for the same period ending September 30, 2002. Net interest income represents 75.00% to 80.00% of Columbia’s total revenue. It is expected that the net interest margin will continue to compress in future periods.

The following table presents a comparison of average balances and rates:

	Third Quarter			Third Quarter Average Yields/Costs
	Average Balances			Tax Equivalent

(Dollars in thousands)	2003	2002	Change	2003	2002	Change

Taxable securities	$17,095	$17,984	$(889)	2.71%	5.65%	-2.94%
Nontaxable securities	15,713	17,005	(1,292)	6.24%	7.12%	-0.88%
Interest bearing deposits	15,151	12,318	2,833	1.69%	2.76%	-1.07%
Fed funds sold	23,330	7,968	15,362	0.80%	1.49%	-0.69%
Loans	466,294	434,859	31,435	7.98%	8.53%	-0.55%

Interest-earning assets	537,583	490,134	47,449	7.23%	8.12%	-0.89%
Nonearning assets	52,183	50,033	2,150

Total assets	$589,766	$540,167	$49,599

Savings & interest bearing deposits	$221,605	$202,852	$18,753	0.70%	1.25%	-0.55%
Time certificates of deposit	133,160	131,125	2,035	3.03%	3.36%	-0.33%
Borrowed funds	30,210	34,060	(3,850)	3.93%	3.98%	-0.05%

Total	384,975	368,037	16,938	1.76%	2.26%	-0.50%
Demand deposits	146,930	118,342	28,588
Other liabilities	2,726	2,221	505
Equity	55,135	51,567	3,568

Total liabilities and equity	$589,766	$540,167	$49,599

Net interest spread				5.47%	5.86%

	Nine Months			Nine Months Average Yields/Costs
	Average Balances			Tax Equivalent

(Dollars in thousands)	2003	2002	Change	2003	2002	Change

Taxable securities	$15,394	$20,051	$(4,657)	3.49%	5.51%	-2.02%
Nontaxable securities	15,866	17,331	(1,465)	7.02%	7.12%	-0.10%
Interest bearing deposits	12,840	9,744	3,096	2.16%	3.04%	-0.88%
Fed funds sold	19,164	4,366	14,798	0.99%	1.50%	-0.51%
Loans	454,006	413,412	40,594	8.07%	8.44%	-0.37%

Interest-earning assets	517,270	464,904	52,366	7.49%	8.08%	-0.59%
Nonearning assets	49,469	48,109	1,360

Total assets	$566,739	$513,013	$53,726

Savings & interest bearing deposits	$217,489	$182,305	$35,184	0.76%	0.98%	-0.22%
Time certificates of deposit	128,523	131,183	(2,660)	3.19%	3.55%	-0.36%
Borrowed funds	29,688	36,713	(7,025)	4.29%	3.77%	0.52%

Total	375,700	350,201	25,499	1.87%	2.24%	-0.37%
Demand deposits	134,887	110,304	24,583
Other liabilities	3,217	3,071	146
Equity	52,935	49,437	3,498

Total liabilities and equity	$566,739	$513,013	$53,726

Net interest spread				5.62%	5.84%

Non-Interest Income

Non-interest income represents earnings on fees, service charges, and gains on sales of loans, securities and other assets. Total non-interest income for the quarter ending September 30, 2003 increased $606,000, or 27.10%, and for the nine months ending September 30, 2003 decreased $277,000, or 3.90%, as compared to the same periods in 2002. The increase for the quarter ending September 30, 2003 is primarily attributable to an increase in earnings from the sale of securities, which resulted in a gain of $457,000, before tax. The decrease for the nine months ending September 30, 2003 is attributable to non-recurring income having been recognized during 2002, which resulted in higher income from check vendor program, mortgage group service release premium and an accounts receivable product known as Business Manager.

The following table presents a schedule of the components of and change in non-interest income:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

		%			%
(Dollars in thousands)	2003	Change	2002	2003	Change	2002

Service charges on deposits	$1,121	6.86%	$1,049	$3,188	4.22%	$3,059
Credit card discounts & fees	128	-3.03%	132	318	0.32%	317
Financial services	181	29.29%	140	433	-5.66%	459
Mortgage servicing, net	277	-254.75%	(179)	1	-100.91%	(110)
Gain/(loss) on sale of mortgage loans	(202)	-346.34%	82	(219)	-2837.50%	8
Mortgage loan origination income	661	31.67%	502	1,935	4.14%	1,858
Gain/(loss) from “called” bond	—	-100.00%	(1)	5	66.67%	3
Gain/(loss) from sale of securities	457	371.13%	97	457	55.44%	294
Other income	220	-46.99%	415	696	-42.10%	1,202

Total	$2,843	27.09%	$2,237	$6,814	-3.89%	$7,090

Provision for Loan Losses

The charges to provision for loan losses for the quarter ending September 30, 2003 was $400,000, compared to $600,000 for the same period in 2002. Slower loan growth allowed for this reduction. The charges to provision for losses for the nine months ended September 30, 2003 was $2.4 million as compared to $1.7 million for the same period in 2002. The provision was increased over last year due to loan growth and the large partial charge-off of a single loan in Central Oregon in the amount of $1.5 million. The provision expense is determined based on management’s assessment of various factors that take into account credit risk, loan concentrations and historical loan loss trends. The amount of loan loss provision each quarter is added to the loan loss reserve and is thus used to offset the risk associated with known and unforeseen losses associated with the loan portfolio.

Non-Interest Expense

Total non-interest expense for the quarter ending September 30, 2003 increased $110,000, or 1.98%, and for the nine months ending September 30, 2003 increased $647,000, or 3.95%, as compared to the same periods in 2002. The increases in both periods were due primarily to an increase in occupancy expenses; from additional leased branches, administrative office space and higher depreciation expense associated with furniture, fixtures and equipment.

The following table presents a schedule of the components of and change in non-interest expense:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,

		%			%
(Dollars in thousands)	2003	Change	2002	2003	Change	2002

Compensation & benefits	$3,458	0.99%	$3,424	$10,140	3.24%	$9,822
Occupancy	576	9.09%	528	1,697	13.59%	1,494
Data processing	109	28.24%	85	260	-5.45%	275
Other expenses	1,508	0.27%	1,504	4,900	2.94%	4,760

Total	$5,651	1.99%	$5,541	$16,997	3.95%	$16,351

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ Equity

At September 30, 2003, shareholders’ equity totaled $55.4 million, compared to $50.2 million at December 31, 2002, or an increase of 10.39%. The change is primarily the result of net income, of $6.9 million for the period which was offset in part by dividends declared and paid of $2.03 million. A first quarter 2003 dividend of $0.08 per share was declared and paid. On April 23, 2003, Columbia announced a 10% stock dividend payable May 15, 2003 to shareholders of record as of May 1, 2003. A second quarter 2003 dividend of $0.08 per share was paid on August 1, 2003 to shareholders of record as of July 15, 2003. In addition, Columbia declared a third quarter dividend of $0.08 per share payable October 31, 2003 to shareholders of record as of October 15, 2003. With the payment of the declared dividends, approximately 29.00% of Columbia’s year-to-date earnings will have been returned to shareholders, the remainder being retained to fund the continued growth of Columbia. In addition, during the third quarter period ending September 30, 2003, 16,700 shares of stock were repurchased. The approval of a stock repurchase plan on August 1, 2003, allows for the repurchase of up to $1.6 million in common shares of stock. The stock repurchase plan is scheduled to expire June 30, 2004 or when the maximum value of shares for which the program are purchased. It is expected that additional shares will be repurchased as deemed beneficial to the shareholder.

Liquidity

Columbia has adopted policies in order to meet the liquidity needs of its financial environment, particularly with respect to customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s main sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds, brokered certificate of deposits and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

The first nine months of 2003 saw an increase in Columbia’s liquidity position as a result of growth in demand deposits, time certificates, and brokered certificate of deposits. Liquidity is determined by the aggregate of cash and due from banks, less vault cash, interest bearing deposits with other banks, held to maturity securities not pledged and maturing within three months and available for sale securities not pledged. Total measurable liquid assets were $67.4 million on September 30, 2003 as compared to $62.1 million on September 30, 2002. Because deposit growth exceeded net loan growth, Columbia was able to decrease its reliance on other borrowings and increase federal funds sold by $17.9 million and interest bearing deposits with other banks, primarily funds invested at FHLB, by $5.6 million from December 31, 2002 to

September 30, 2003. Management intends to utilize this increase in liquidity for the purpose of meeting future loan growth.

The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2003. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities decreased by $2.5 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of proceeds and sales of securities and the impact of net growth in loans. Financing activities present the cash flows associated with deposit and borrowing activities, and reflect the dividends paid to shareholders. It is expected that during 2004, liquidity will be reduced from funding loan growth, and the loss of price sensitive deposit customers.

Capital Requirements and Ratios

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

The following table presents Columbia’s various capital ratios as compared to regulatory minimums:

	September 30, 2003	December 31, 2002

		Columbia Actual	Regulatory	Regulatory Well-
	Columbia Actual Ratio	Ratio	Minimum	Capitalized

Tier 1 risk-based capital	10.18%	9.71%	4.00%	6.00%
Total risk-based capital	11.43%	10.98%	8.00%	10.00%
Leverage Ratio	8.86%	8.57%	4.00%	5.00%

Columbia intends to remain “well-capitalized” by regulatory definition. Strategic plans for the opening of the Bend and Redmond branches along with expected asset growth and cash dividends are expected to reduce regulatory capital levels from their current stated levels.

Stock Repurchase Plan

On August 1, 2003, Columbia’s Board of Directors authorized a program to repurchase shares of Columbia common stock. Columbia has authorized the repurchase program because the Board of Directors believes that such repurchases constitute a sound investment and use of Columbia’s funds. The stock repurchase will be made on the open market pursuant to Securities Exchange Act Rule 10b-18. The repurchase plan authorizes Columbia to repurchase Common Stock valued at up to $1.6 million. Columbia’s management expects repurchases will occur from time to time during 2003 and until June 30, 2004, or sooner if the maximum amount has been repurchased prior to that date. The number, timing and price of the repurchases shall be at Columbia’s sole discretion, and the program may be reevaluated periodically depending on market prices and conditions, liquidity needs and other factors. Based on such periodic evaluations, Columbia may at any time suspend, limit, modify or terminate its repurchase program without prior notice.

Trust Preferred Securities

During December 2002, Columbia formed a subsidiary Columbia Bancorp Trust I, a wholly owned Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (trust preferred securities). During 2002, the Trust issued $4.0 million in trust preferred securities.

CRITICAL ACCOUNTING POLICIES

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan and lease losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 63.2% of the Company’s loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon and Washington would cause management to increase the allowance for loan and lease losses.

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

At September 30, 2003, the Company had approximately $7.4 million in goodwill as a result of business combinations. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Ongoing analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Company’s stock at the date of each grant.

The Company may become party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from the assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	10.1	Employment Agreement of May 15, 2003 between R. Shane Correa and Columbia River Bank.

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on From 8-K

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

On October 23, 2003, Columbia filed a current report on Form 8-K to provide under Items 7, 9 and 12 a press release reporting the release of earnings for the third quarter of 2003. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: November 12, 2003	/s/ Roger L. Christensen

Roger L. Christensen
President & Chief Executive Officer

Dated: November 12, 2003	/s/ Greg B. Spear

Greg B. Spear
Executive Vice President & Chief
Financial Officer