Form 10-K
period 2003-12-31
COLUMBIA BANCORP \OR\
filed 2004-03-10
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2003
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

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2003, which is the last business day of the registrant’s most recently completed second fiscal quarter, was $116,304,117.

     The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 8,780,109 shares of no par value common stock on February 17, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s proxy statement dated March 1, 2004 for the 2004 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference in Part III hereof.

COLUMBIA BANCORP
FORM 10-K

		PAGE

Disclosure Regarding Forward Looking Statements		3
PART I
Item 1.	Description of Business	4-12
Item 2.	Properties	13-14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
PART II
Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters	14-15
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-36
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	37-38
Item 8.	Financial Statements and Supplementary Data	39-82
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	83
Item 9A	Controls and Procedures	83
PART III
	(Items 11 through 14 are incorporated by reference from Columbia Bancorp’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2004)
Item 10.	Directors and Executive Officers of the Registrant	83-84
Item 11	Executive Compensation and Report of Compensation Committee	84
Item 12.	Security Ownership of Certain Beneficial Owners and Management	84
Item 13.	Certain Relationships and Related Transactions	84
Item 14.	Principal Accountant Fees and Services	84
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	84-87
SIGNATURES		88

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report, particularly including but not limited to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements about our anticipated business, operations, financial performance and cash flows. Statements in this report that relate to future plans, events and circumstances are provided to describe management’s intentions and expectations based on currently available information, and readers should not construe these statements as assurances or guarantees. As with any predictions, these statements are inherently difficult to make with any degree of assurance, and actual results may differ materially and adversely from management’s expectations described herein. Likewise, management’s plans described in this report may not come to pass because unforeseen events may force management to deviate from its expressed intentions. Forward-looking statements often can be identified by the use of predictive or prospective terms such as “expect,” “anticipate,” “believe,” “plan,” “intend,” and words of similar construction or meaning. Some of the events or circumstances that may cause our actual results to deviate from management’s expectations include the impact of competition and local and regional economic factors upon our customer base, our deposits and our loan portfolio; economic and regulatory limits on our ability to grow our assets and manage our business; customer acceptance of our products and services; interest rate fluctuations that may adversely impact our revenues and expenses; and, the impact of impairment charges upon our intangible and other assets. We also face risks associated with the geographic concentration of our customers, our ability to maintain or expand our market share or net interest margins, and competitive and economic issues that impact our ability to implement our marketing and growth strategies. Other factors that may adversely impact our performance are discussed in the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results of Operations, as well as other disclosures we make from time to time in our other filings with the Securities and Exchange Commission. Readers should be aware that these factors are not an exhaustive list, and should not assume that these are the only factors that may cause our actual results to differ from our expectations. Readers also should note that forward-looking statements expressed in this report are made as of the date this report is filed and management cannot undertake to update those statements to reflect future events or circumstances.

Part I

ITEM 1. DESCRIPTION OF BUSINESS

General

     Columbia Bancorp (“Columbia”) is a financial holding company organized in 1996 under Oregon Law. Columbia is headquartered in The Dalles, Oregon, with two wholly owned subsidiaries, Columbia River Bank (“CRB”) and Columbia Bancorp Trust I. CRB is an 18 branch, state-chartered institution authorized to provide banking services in Oregon and Washington. Columbia offers a broad range of financial services to its customers, primarily small and medium sized businesses, farmers, and individuals. Columbia’s 12 full-service branch facilities and three limited-service branch facilities in Oregon serve the northern and eastern Oregon communities of The Dalles (2), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend (3), and the communities of McMinnville (3), Canby and Newberg in the Willamette Valley. Columbia’s three south central Washington full-service branches serve the communities of Goldendale, White Salmon and Kennewick.

     As of December 31, 2003, Columbia had total assets of $584.14 million, total deposits of $496.36 million, and shareholders’ equity of $57.80 million. Columbia’s net income for the year ended December 31, 2003, was $9.83 million, which was Columbia’s 17th consecutive year of increasingly higher net income.

     From CRB’s establishment in 1977 as a one-branch bank in The Dalles, Oregon, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines and the expansion and cross-marketing of its existing products and community-bank lending expertise. Collectively, these growth activities have enabled Columbia to diversify its loan portfolio and operating risks over several market areas and local economies, which can be defined geographically as central Oregon, Willamette Valley Oregon, Mid-Columbia Oregon and south central Washington. This market diversity in which Columbia operates poses both opportunities and challenges to a community bank operating in varied local economies. Columbia’s approach to meeting the challenge is to staff its branches and business groups with managers who are established in their communities and have developed a loyal customer following. Columbia’s senior management, in conjunction with branch managers, review the operations of each branch to determine which products and services are best suited to that geographic region. Management believes that geographic diversity across a broad portion of the Pacific Northwest will limit Columbia’s exposure to adverse market conditions in any one geographical region or economic sector.

     Columbia provides high quality financial products and services to consumers and businesses. Our offerings include a broad range of deposit and loan products and services including retail banking, mortgage loans, broker dealer and commercial, agricultural and real estate lending.

     In 2003, Columbia focused on strengthening market share by opening a new branch in Kennewick, Washington and announcing two new branch locations in Bend and Redmond, Oregon planned for 2004. The mortgage lending office in Newport, Oregon has been closed due to insufficient loan volume necessary to meet strategic financial goals. Columbia also initiated changes to the mortgage and financial services divisions. The name Columbia River Bank Mortgage Group was changed to Columbia River Bank Mortgage Team (“Mortgage Team”); CRB Financial Services has become CRB Financial Services Team (“Financial Services Team”). These changes create a shift in customer perception and provide value by identifying employees as part of a “team”. The Mortgage Team has discontinued the practice of growing the mortgage servicing asset by capitalizing the service retained premiums. In addition, interest rate risk normally associated with the mortgage lending pipeline has been reduced by locking mortgage rates directly with potential investors, sometimes known as “best efforts”. “Best efforts” involves the sale of mortgage loans to third party investors at a committed loan rate and loan amount within a predetermined time period without risk of a penalty for failure to deliver the locked mortgage loans.

     Columbia has two reportable operating business segments, Community Banking and Mortgage Banking. A summary of Columbia’s net revenue, earnings from operations and assets for business segments is found in Note 23 to the Consolidated Financial Statements in Item 8, which is incorporated herein by reference. A discussion of various factors potentially affecting our operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That

May Affect Future Results of Operations, “ in Item 7, which is incorporated herein by reference.

Business Strategy

     Columbia’s strategy is to remain a high performing financial institution, which is defined as achieving performance levels in the top quartile of all bank holding companies with assets between $500 million to $1 billion. Performance statistics are presented quarterly in the Bank Holding Company Performance Report as prepared by the Federal Reserve Bank. Columbia will continue building on its position as a leading community-based provider of financial services in Oregon and Washington while maintaining an close balance of its goals and priorities with benefits to shareholders, customers and employees. The components of Columbia’s business strategy are outlined below.

     Successfully operate in small to medium sized communities. Columbia believes the key to profitability is to maintain and open branches in small to medium sized communities, which are defined by population levels between 20,000 to 150,000 in size. This strategy encompasses the following: (i) provide a high level of service to the customer; (ii) staff branches with employees who have established ties to the community; (iii) attract and retain a highly skilled management team; and, (iv) allow branch personnel the flexibility to emphasize products and services which best fit their local economy. In addition, by decentralizing a portion of the management function to the branch level, Columbia believes it can make business decisions regarding customers more quickly and with added value than its major banking competitors. Columbia believes it is able to profitably attract and retain customers by providing and delivering products and services tailored to their individual needs, and by delivering them with a high degree of personal attention. Management and the Board of Directors will carefully review any exception to this strategy to ensure it is complimentary to Columbia’s current and future strategic initiatives.

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

Products and Services

Consumer Distribution Channels

     Columbia offers a broad range of deposit and loan products and services tailored to meet the banking requirements of consumers in Columbia’s market areas. These include:

     Retail Bank Products and Services. Columbia’s consumer deposit products include numerous noninterest-bearing and interest-bearing demand accounts, savings accounts, money market accounts, and certificates of deposit. Management generally prices interest-bearing accounts based on competitive market factors, a desire to manage certain types or maturities of deposit liabilities and liquidity requirements. Columbia strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts, which reduces its cost of funds. Columbia provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity, personal lines of credit and motor vehicle loans.

     CRB Mortgage Team Products and Services. Columbia offers a complete range of mortgage banking services including loans for single-family owner occupied homes, construction to permanent financing packages and mortgages for vacation and rental homes. Customers can choose between fixed, variable and balloon rate options. Construction loans are available through the conventional two-step process or through a construction to permanent basis. Junior lien financing is also offered as a single product or in combination with a first mortgage. An added benefit offered through the Mortgage Team is the ability for customers to access alternative secondary market outlets not normally available from other financial institutions.

     CRB Financial Services Team Products and Services. Through arrangements with Primevest Financial Services, Inc., (“Primevest”) a registered securities broker-dealer, Financial Services Team offers a wide range of non-Federal Deposit Insurance Company (“FDIC”) insured financial products and services to consumers. These include stocks, mutual funds, traditional and Roth IRAs, SEPs, tax-sheltered annuities, life insurance, and other financial products. Representatives also offer retirement planning services. Columbia receives a portion of the commissions generated from financial product sales.

     Technology-Based Products and Services. Columbia uses both traditional and new technology to support its focus on personal service. These include a VISA credit and check card (debit card) program; ATMs at each of Columbia’s full-service branches, including 15 on-site ATMs and five off-site ATMs; and, a telephone banking service that allows customers to speak directly with a customer service representative during normal banking hours or with 24-hour telephone access to their accounts. In addition, Columbia, through its web site, offers BankNet, an Internet banking service, which allows access to account information as well as the ability to view checks and use other services in an on-line environment.

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

     Commercial Loans. Columbia offers customized loans including equipment and inventory financing, operational lines of credit, SBA loans for qualified businesses, and accounts receivable financing. A significant portion of Columbia’s loan portfolio consists of commercial loans. For regulatory reporting purposes, a portion of Columbia’s commercial loans are designated as real estate loans because they are secured by real property, although these loans may finance accounts receivable, equipment and inventory purchases, or other commercial activities. Lending decisions are based on careful evaluation of the financial strength, management, credit history of the borrower and the quality and marketability of the collateral securing the loan. Commercial loans secured by real property are generally limited to 75% of the value of the collateral. Columbia often requires personal guarantees and relies on the identification of secondary sources of repayment.

     Agricultural Loans. Columbia provides loans including production lines of credit, equipment financing, and term loans for capital improvements and other business purposes to agricultural businesses. Agricultural loans are generally secured by crops, equipment, and inventory, as well as real estate. Agricultural lending can require significant follow-up time, as farmers request budgeting assistance and other financial advice. Columbia employs two agricultural loan consultants with decades of farm lending experience, to assist its loan officers in loan processing and administration. Columbia’s loan officers, many of whom are graduates of the Western Agricultural Banking School in Pullman, Washington, make frequent visits to farming operation sites, regularly attend agricultural lending programs and seminars, and actively participate in growers’ associations and other agricultural-based organizations.

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

     Cash Management Services. Columbia also offers to business customers an opportunity to meet additional banking needs online through its Internet Business Solutions product. This online product gives business customers the ability to process payroll, collections, wire transfers, and Electronic Funds Transfer tax payments.

     Deposit and Related Products. Columbia’s business deposit products include basic, regular, and interest-bearing demand accounts, business money market accounts and sweep accounts. Columbia also offers check verification services to merchants allowing them the ability to determine, on a 24-hour basis, whether a check drawn on an account has sufficient funds to cover the amount drawn. In addition, Columbia offers a VISA merchant program for business customers.

     Investment Products. Columbia’s affiliation with Primevest allows it to offer non-FDIC insured financial products and services to Columbia’s business customers as well as to consumers through Financial Services Team. These include insurance and annuity products, and employee retirement plan products such as SEPs, IRAs and 401(k) plans.

Principal Markets of Operation

     Columbia accepts deposits at its branches in Wasco, Hood River, Jefferson, Deschutes, Clackamas, Yamhill and Umatilla Counties in Oregon and Klickitat and Benton Counties in Washington. Columbia makes loans in all of these counties and in adjacent counties including Sherman, Gilliam, and Crook counties in Oregon and Skamania County in Washington. Many of its products and services, including investment products through Financial Services Team and mortgages through the Mortgage Team, are offered and sold throughout Oregon and south central Washington. Columbia’s ability to increase its market share in the communities it serves is driven by a marketing plan consisting of several key components. A principal objective is to create and foster a sales culture in each branch and department. Employees are trained to cross-sell, offering appropriate products and services to existing customers and expanding business relationships. Columbia regularly examines the desirability and profitability of adding new products and services to those currently offered. Columbia also promotes specific products through media advertising, but relies primarily on referrals and direct contacts for new business. Columbia recognizes the importance of community service and supports employee involvement in community activities. This participation allows Columbia to make a contribution to the communities it serves, which management believes increases Columbia’s visibility in its markets and thereby increases business opportunities.

     Columbia does business in many different small to medium sized communities. Management believes the diverse assortment of customers, communities, and economic sectors that Columbia serves are a source of strength. In addition, as a community banking organization Columbia has certain competitive advantages because of its local focus. However, Columbia is also more reliant on the local economies in its market areas than are super-regional and national banks.

     We include as an asset on our balance sheet a mortgage servicing asset (“MSA”), which represents the estimated present value of our future income relating to service retained premiums from mortgage loans sold. The MSA has been steadily declining in value during the last three years as depressed mortgage interest rates have encouraged borrowers to pay off or refinance mortgages at a higher–than-expected rate, as shown below.

MORTGAGE SERVICING ASSET RECONCILIATION	2003	2002	2001

Mortgage servicing asset (MSA), beginning	$4,614,391	$6,196,801	$2,759,687
Add servicing retained premiums	1,935,108	2,227,511	4,750,197
Deduct MSA amortization	2,000,050)	(1,028,810)	(395,354)
Deduct MSA valuation adjustments	(858,000)	(2,781,111)	(917,729)

Mortgage servicing asset, ending	$3,691,449	$4,614,391	6,196,801

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

     Columbia’s competition for loans comes principally from banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions, and other institutional lenders. A primary competitor for agricultural loans is Farm Credit Services. Columbia competes for loan originations through the level of interest rates and loan fees charged, its array of commercial and mortgage loan products, and the efficiency and quality of services provided to borrowers. Lending activity can also be affected by the availability of lendable funds, local and national economic conditions, current interest rate levels, and loan demand. As described above, Columbia competes with larger commercial banks by emphasizing a community bank orientation and personal service to customers.

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

Employees

     As of December 31, 2003, Columbia had a total of 272 full-time equivalent employees. This number of employees, which compares to 274 at December 31, 2002, has held steady, even though Columbia has grown its branch network, due to increased efficiencies in administrative functions and expansion of technology. None of the employees are subject to a collective bargaining agreement. Columbia considers its relationships with its employees to be good.

Directors and Executive Officers

     Information regarding Columbia’s executive officers and Board of Directors is set forth in “Directors and Executive Officers of the Registrant, “ in Item 10, which is incorporated herein by reference.

Website Access to Reports

     Columbia makes available all periodic and current reports, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”). Columbia’s website address is www.columbiabancorp.com. The contents of the website are not incorporated into this report or into Columbia’s other filings with the SEC.

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

Dividends

     The principal source of Columbia’s cash revenues is dividends received from its subsidiary. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and financial holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Also, under the Oregon Bank Act, the Oregon Director of Banks may suspend the payment of dividends if it is determined that the payment would cause a bank’s remaining shareholders’ equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and financial holding companies, neither Columbia nor CRB is currently subject to any regulatory restrictions on their dividends.

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

     Tier I capital for financial holding companies includes common shareholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under a Federal Reserve Rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the Federal Reserve), and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier II capital includes: (i) the allowance for loan losses of up to 1.25% of risk-weighted assets; (ii) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier I capital; (iii) hybrid capital instruments; (iv) perpetual debt; (v) mandatory convertible securities; and (vi) subordinated debt and intermediate term preferred stock of up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations, capital instruments, and investments in unconsolidated subsidiaries.

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

Changes in Banking Laws and Regulations

     The laws and regulations that affect banks and financial holding companies frequently undergo significant changes at the federal and state levels. Bills are introduced from time to time in the United States Congress that contain proposals to alter the structure, regulation, and competitive relationships of the nation’s financial institutions. Any changes in laws and regulations could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Such changes could also reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of financial holding companies, alter the extent to which banks could engage in securities activities, alter the taxation of banks, financial holding companies and other financial services organizations, and change the structure and jurisdiction of various financial institution regulatory agencies. Management cannot anticipate or predict specific ongoing changes in laws and regulations or the extent to which they might affect its business.

ITEM 2. PROPERTIES

     Nine of Columbia’s facilities in Hood River, The Dalles, Redmond, Bend, McMinnville, Madras, Hermiston and Pendleton Oregon, as well as its two full-service branch facilities in White Salmon and Goldendale, Washington, are housed in properties owned, free of all encumbrances, by Columbia. Columbia leases the space for its Canby, Newberg and Kennewick branches, both McMinnville and Bend limited-service branches in retirement communities, its facility in The Dalles Safeway store and the Administration office located in The Dalles. All of Columbia’s branches, except the Westside branch in The Dalles, Oregon and its limited service branches, have drive-up facilities and automated teller machines. The Mortgage Team operates from the second floor of Columbia’s Bend branch; 1701 NE Third Street. The following sets forth certain information regarding Columbia’s branch facilities.

			Year
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status

Oregon Branches
The Dalles (Main Branch), Wasco County	316 East Third Street	8,000	1977	Owned
The Dalles (Westside Branch),(1) Wasco County	520 Mt. Hood Street	430	1986	Leased
Hood River Branch, Hood River County	2650 Cascade Avenue	6,255	1993	Owned
Madras Branch, Jefferson County	624 SW Fourth Street	7,400	1995	Owned
Redmond Branch, Deschutes County	434 North Fifth Street	4,700	1995	Owned
Bend Branch, Deschutes County	1701 NE Third Street	8,306	1996	Owned
Shevlin Center Branch,(2) Deschutes County	925 SW Emkay Drive	15,000	1999	Owned
Bend Limited Facility, Deschutes County	1010 NE Purcell Blvd	80	2002	Other(3)
Hermiston Branch, Umatilla County	1033 South Highway 395	4,700	1998	Owned
Pendleton Branch, Umatilla County	2101 SW Court Place	4,700	1999	Owned
McMinnville Branch,(2) Yamhill County	723 N Baker	9,600	1998	Owned
McMinnville Limited Facility, Yamhill County	900 NW Hill Road	60	1998	Other(3)
McMinnville Limited Facility, Yamhill County	300 NW Hillside Pkwy	60	2001	Other(3)
Canby Branch, Clackamas County	223 NE 2nd Street	1,500	2001	Leased
Newberg Branch, Yamhill County	901 N Brutscher St., Ste A	3,900	1999	Leased

			Year
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status

Washington Branches
White Salmon Branch, Klickitat County	390 NE Tohomish Street	5,500	1996	Owned
Goldendale Branch, Klickitat County	202 West Main Street	6,105	1996	Owned
Kennewick Branch, Benton County Other Facilities	1408 N Louisiana Street Suite 102-103	2,600	2003	Leased
The Dalles, OR, Administration, Wasco County	401 E Third St, Suite 200	14,868	2002	Leased

(1)	Leased space in a Safeway supermarket. Lease term expires December 2005.

(2)	Branch operations are located on the first floor. A portion of the second floor is leased to other parties.

(3)	CRB has an agreement in place that does not require financial payment for these limited-branch facilities.

     In 1999, Columbia purchased 156,723 square feet of bare land in the Columbia River Center in The Dalles for future branch or administrative operations expansion. Columbia also purchased bare land in 1995, adjacent to the Hood River Branch, for the purpose of future parking expansion. After the completion of the parking expansion in 2001, Columbia partitioned the land and currently has 13,068 square feet listed for sale. In 2003, Columbia closed its mortgage lending office in Newport, Oregon due to the declining volume of mortgage transactions generated through that office.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of securities holders of Columbia during the quarter ended December 31, 2003.

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The common stock of Columbia Bancorp trades on the NASDAQ National Market under the symbol “CBBO”. Trading in Columbia’s stock on NASDAQ commenced on November 6, 1998. The respective high and low sale prices of Columbia’s common stock for the periods indicated are shown below. All prices for the periods shown have been adjusted for subsequent stock splits. Prices do not include retail markups, markdowns, or commissions, and may not represent actual transactions. Columbia has paid dividends on its common stock on a quarterly basis. The table below also sets forth dividends declared per share of common stock for the periods indicated. As of February 17, 2004 Columbia had 8,780,109 shares issued and outstanding, which were held by approximately 2,863 shareholders of record.

Table 1

	2003 (1)			2002 (1)

	Stock Trading Range			Stock Trading Range
			Cash Dividend			Cash Dividend
	High	Low	Declared	High	Low	Declared

First Quarter	$15.23	$13.00	$0.07	$10.36	$9.15	$0.07
Second Quarter	16.05	12.75	0.08	11.95	9.96	0.07
Third Quarter	14.98	13.10	0.08	12.65	9.91	0.07
Fourth Quarter	17.53	14.40	0.09	13.68	10.68	0.07

(1)  Prior periods have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

Sales of Unregistered Securities

     Columbia had no recent sales of unregistered securities during the fourth quarter of 2003.

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

Table 2

	As of and For the Years Ended December 31,

(dollars in thousands except dollars per share data)	2003	2002	2001	2000	1999

Income Statement Data
Interest income	$38,230	$37,616	$35,078	$33,367	$26,883
Interest expense	6,831	7,782	11,583	12,256	8,568

Net interest income	31,399	29,834	23,495	21,111	18,315
Loan loss provision	2,575	1,800	1,450	1,697	1,005
Net income	9,834	9,381	7,374	5,624	5,013
Balance Sheet Data
Investment securities	$31,682	$36,048	$43,532	$60,544	$62,333
Total loans, net	464,350	432,687	380,283	299,881	246,975
Total assets	584,136	544,326	482,207	416,859	361,241
Total deposits	496,358	458,624	394,636	346,427	310,910
Shareholders’ equity	57,804	50,190	46,445	41,326	37,322
Per Share Data
Earnings per common share
Basic earnings per common share (1)	$1.13	$1.05	$0.83	$0.63	$0.57
Diluted earnings per common share (1)	1.09	1.03	0.81	0.63	0.56
Cash dividends declared per common share (1)	0.32	0.28	0.28	0.25	0.22
Book value per common share (1)	6.61	5.80	5.25	4.68	4.24
Capital Ratios
Tier I capital ratio (2)	10.46%	9.71%	9.36%	9.78%	10.17%
Total risk-based capital ratio (3)	11.71%	10.96%	10.61%	11.03%	11.32%
Leverage ratio (4)	9.19%	8.57%	8.61%	8.14%	8.26%
Financial Ratios
Return on average assets	1.71%	1.80%	1.64%	1.41%	1.44%
Return on average equity	18.25%	18.80%	16.76%	14.40%	13.90%

(1)  Prior periods have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

(2)  Tier I capital divided by risk-weighted assets.

(3)  Total regulatory capital divided by risk-weighted assets.

(4)  Tier I capital divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion should be read in conjunction with Columbia Bancorp’s (“Columbia”) audited consolidated financial statements and the notes thereto as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 included elsewhere in this report.

     Columbia is a financial holding company which conducts operations principally through its wholly-owned subsidiary, Columbia River Bank (“CRB”). CRB is a state chartered bank which offers a broad range of services to its customers, primarily small and medium sized businesses, farmers, and individuals. CRB has a network of 18 branches, 12 full-service branch facilities and three limited-service branch facilities in Oregon serve the northern and eastern Oregon communities of The Dalles (2), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend (3), and the communities of McMinnville (3), Canby and Newberg in the Willamette Valley. Columbia’s three south central Washington full-service branches serve the communities of Goldendale, White Salmon and Kennewick.

     On December 19, 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a wholly-owned Delaware statutory business trust, for purposes of issuing Trust Preferred Securities. The Trust issued $4.0 million of trust-preferred securities at a floating rate indexed to the 90 day LIBOR with a margin of 3.30%. These securities are considered to be Tier I for regulatory capital purposes.

     Management’s goal is to grow Columbia’s earning assets while maintaining a high return on equity and high asset quality. The key to this, in management’s view, is to emphasize personalized, quality banking products and services for its customers, to hire and retain competent branch and administrative personnel, and to respond quickly to customer demand and growth opportunities. Management also intends to increase Columbia’s penetration in our existing markets, and to expand into new markets through suitable acquisitions and new branch openings.

     As of December 31, 2003, Columbia had total assets of $584.14 million, total deposits of $496.36 million and shareholders’ equity of $57.80 million. As of December 31, 2002 and 2001, total assets were $544.33 million and $482.21 million; total deposits were $458.62 million and $394.64 million, and shareholders’ equity were $50.19 million and $46.45 million, respectively. Columbia’s net income for years ended December 31, 2003, 2002 and 2001, was $9.83 million, $9.38 million and $7.37 million, respectively. Columbia’s year 2003 net income represents the seventeenth consecutive year of increasing net income. For the year ended December 31, 2003, Columbia’s return on average assets was 1.71% and return on average equity was 18.25%, as compared to 2002 and 2001, where return on average assets were 1.80% and 1.64% and return on average equity were 18.80% and 16.76%, respectively.

     Return on average daily assets and equity and certain other ratios for the periods indicated are presented below:

Table 3

	Years Ended December 31,

(dollars in thousands)	2003	2002	2001	2000	1999

Net income	$9,834	$9,381	$7,374	$5,624	$5,013
Average assets	573,934	521,537	450,262	398,422	347,003
RETURN ON AVERAGE ASSETS	1.71%	1.80%	1.64%	1.41%	1.44%
Net income	$9,834	$9,381	$7,374	$5,624	$5,013
Average equity	53,898	49,905	43,990	39,062	36,075
RETURN ON AVERAGE EQUITY	18.25%	18.80%	16.76%	14.40%	13.90%
Cash dividends declared and paid	$2,819	$2,580	$2,570	$2,326	$1,999
Net income	9,834	9,381	7,374	5,624	5,013
PAYOUT RATIO	28.66%	27.50%	34.85%	41.36%	39.88%
Average equity	$53,898	$49,905	$43,990	$39,062	$36,075
Average assets	573,934	521,537	450,262	398,422	347,003
AVERAGE EQUITY TO ASSET RATIO	9.39%	9.13%	9.77%	9.80%	10.40%

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

     The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 63% of Columbia’s gross loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon and Washington would cause management to increase the allowance for loan and lease losses.

     During 2003 and prior years, Columbia capitalized service retained mortgage premiums which resulted in recognition of a mortgage servicing asset (“MSA”) and a corresponding recognition of servicing income. The MSA has been valued on a quarterly basis by a qualified, third party with access and knowledge of current servicing portfolio values in the market place.. The techniques used in valuing the MSA incorporate assumptions relative to prevailing conditions in the secondary servicing market. These assumptions have been dependent upon near term transactions and include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs and ancillary income. A calculated decrease in the value of the MSA is recorded as a valuation write-down adjustment. However, actual fair values may differ from the measured valuation due to limitations in available third-party market quotations and potential changes in the underlying assumptions. Mortgage servicing assets have been amortized over the expected life of the outstanding net servicing income. The expected life of the outstanding net servicing income that is generated from the MSA can vary from management’s estimates due to interest rate volatility and changing prepayment speeds. Prepayment speeds in excess of management’s estimates could negatively impact the recorded value of the MSA.

     Columbia initiated a strategic shift in the fourth quarter of 2003 and discontinued the practice of capitalizing service retained mortgage premiums. Columbia River Bank Mortgage Team (“Mortgage Team”) now originates mortgage loans which are sold exclusively on a brokerage basis with mortgage servicing released. . This means the existing MSA balance will not increase as a result of additional mortgage loan activity in which mortgage premiums are retained. . This strategy will continue into 2004 with a focus on producing quality loans, providing competitive loan products, and selling service released mortgage premiums in the secondary servicing market. Management believes this will reduce interest rate risk associated with the MSA.. Any future decision to sell the MSA will be dependent upon the movement of interest rates. A rise in interest rates in 2004 will likely improve the value of the MSA and provide management with the ability to examine sale options.

     At December 31, 2003, Columbia had approximately $7.4 million in goodwill as a result of business combinations. Columbia adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Annual and periodic analyses of the fair value of recorded goodwill for impairment will involve judgment on the part of management.

     Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had compensation cost for Columbia’s 2003, 2002, and 2001 grants for stock-based compensation plans been determined consistent with SFAS No. 123, its net income and earnings per common share for December 31, 2003, 2002, and 2001, would approximate the pro forma amounts below.

Table 4

(dollars in thousands except per share data)	2003	2002	2001

Net income:
As reported	$9,834	$9,381	$7,374
Pro forma	$9,657	$8,570	$6,823
Basic earnings per common share(1):
As reported	$1.13	$1.05	$0.83
Pro forma	$1.11	$0.96	$0.77
Diluted earnings per common share(1):
As reported	$1.09	$1.03	$0.81
Pro forma	$1.07	$0.94	$0.75

(1)  Prior periods have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2003, 2002 and 2001:

Table 5

	2003	2002	2001

Dividend yield	2.14%	2.14%	3.00%
Expected life (years)	6.00	6.00	3.32
Expected volatility	43.71%	45.25%	29.77%
Risk-free rate	3.02%	2.08%	3.74%

     The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. Additionally, there can be no assurance that the Public Accounting Oversight Board (PCAOB), the accounting standard setting organization for public companies, will not issue new pronouncements that will change the accounting for stock-based compensation plans in the future.

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

     Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest-bearing liabilities:

Table 6

	Year Ended December 31, 2003			Year Ended December 31, 2002

		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates

Interest-earning assets:
Loans (1)	$456,137	$36,496	8.00%	$419,608	$35,334	8.42%
Investment securities
Taxable securities	17,033	514	3.02	18,822	1,035	5.58
Nontaxable securities (2)	15,662	1,150	7.34	17,191	1,223	7.12

Total investment securities (2)	32,695	1,664	5.09	36,013	2,258	6.31
Interest-earning balances due from banks	13,444	286	2.13	10,781	340	3.02
Federal funds sold	21,663	205	0.95	6,465	99	1.53

Total interest-earning assets (3)	523,939	38,651	7.37	472,867	38,031	8.04
Non-interest earning assets	49,995			48,670

Total assets	$573,934			$521,537

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$219,682	$1,597	0.73%	$189,356	$1,732	0.92%
Time deposit & IRAs	128,719	4,023	3.13	128,731	4,696	3.54
Borrowed funds	29,212	1,211	4.15	35,343	1,354	3.83

Total interest-bearing liabilities	377,613	6,831	1.81	353,430	7,782	2.19
Noninterest-bearing deposits	138,931			114,652

Total deposits and borrowed funds	516,544			468,082
Other liabilities	3,492			3,550

Total liabilities	520,036			471,632
Shareholders’ equity	53,898			49,905

Total liabilities and shareholders’ equity	$573,934			$521,537

Net interest income (taxable equivalent basis)		$31,820			$30,249

Net interest income (as reported)		$31,399			$29,834

Average yield on average earning assets (1)			7.37%			8.04%

Interest expense to average earning assets			1.30%			1.64%

Net interest margin (3)			6.07%			6.40%

Net interest spread			5.56%			5.85%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31, 2001

		Interest	Average
	Average	Income or	Yields or
(dollars in thousands)	Balance	Expense	Rates

Interest-earning assets:
Loans (1)	$348,239	$32,135	9.23%
Investment securities
Taxable securities	29,049	1,615	5.56
Nontaxable securities (2)	18,375	1,320	7.18

Total investment securities (2)	47,424	2,935	6.19
Interest-earning balances due from banks	7,560	417	5.52
Federal funds sold	1,101	40	3.64

Total interest-earning assets (3)	404,324	35,527	8.79
Non-interest earning assets	45,938

Total assets	$450,262

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	$158,286	$3,318	2.10%
Time deposit & IRAs	118,758	6,386	5.38
Borrowed funds	34,238	1,880	5.49

Total interest-bearing liabilities	311,282	11,584	3.72
Noninterest-bearing deposits	91,731

Total deposits and borrowed funds	403,013
Other liabilities	3,259

Total liabilities	406,272
Shareholders’ equity	43,990

Total liabilities and shareholders’ equity	$450,262

Net interest income (taxable equivalent basis)		$23,943

Net interest income (as reported)		$23,495

Average yield on average earning assets (1)			8.79%

Interest expense to average earning assets			2.87%

Net interest margin (3)			5.92%

Net interest spread			5.07%

(1)	Nonaccrual loans and loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at a 36.6% rat for 2003 and at a 34% rate for 2002 and 2001.

(3)	Net interest margin is computed by dividing net interest income (taxable equivalent basis) by total average earning assets.

     Analysis of Changes in Interest Differential. The following table shows the dollar amount of the increase (decrease) in Columbia’s net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes:

Table 7

	2003 over 2002			2002 over 2001			2001 over 2000

	Increase (Decrease) due to			Increase (Decrease) due to			Increase (Decrease) due to

			Net			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change

Interest-earning assets:
Loans	$3,073	$(1,911)	$1,162	$6,595	$(3,396)	$3,199	$6,153	$(3,490)	$2,663
Investment securities
Taxable securities	(85)	(436)	(521)	(568)	(12)	(580)	(686)	(102)	(788)
Nontaxable securities	(63)	(15)	(78)	(56)	(7)	(63)	(820)	784	(36)
Balances due from banks	79	(134)	(55)	178	(255)	(77)	734	(792)	(58)
Federal funds sold	232	(126)	106	195	(136)	59	(40)	(30)	(70)

Total	3,236	(2,622)	614	6,344	(3,806)	2,538	5,341	(3,630)	1,711

Interest-bearing liabilities:
Interest-bearing checking and savings accounts	377	(512)	(135)	659	(2,244)	(1,585)	152	(1,890)	(1,738)
Time deposits	(139)	(534)	(673)	540	(2,230)	(1,690)	1,102	(443)	659
Borrowed funds	(235)	92	(143)	60	(586)	(526)	618	(212)	406

Total	3	(954)	(951)	1,259	(5,060)	(3,801)	1,872	(2,545)	(673)

Net increase (decrease) in net interest income	$3,233	$(1,668)	$1,565	$5,085	$1,254	$6,339	$3,469	$(1,085)	$2,384

     Net interest income on a tax equivalent basis, before provision for loan losses, for the year ended December 31, 2003 was $31.82 million, an increase of 5.19% compared to net interest income of $30.25 million in 2002, an increase of 26.34% compared to net interest income of $23.94 million in 2001. The overall tax-equivalent earning asset yield was 7.37% in 2003 compared to 8.04% in 2002 and 8.79% in 2001. For the same years, rates on interest-bearing liabilities were 1.81%, 2.19% and 3.72%, respectively. Net interest spread in 2003 was 5.56%, in 2002 it was 5.85% and in 2001 it was 5.07%. The net interest spread for year 2003, decreased 29 basis points over year 2002, due in large part to the effect of falling interest rates lowering yields on earning assets and a reduced ability to parallel reductions in deposit rates.

     Total interest-earning assets averaged $523.94 million for the year ended December 31, 2003, compared to $472.87 million and $404.32 million for the corresponding periods in 2002 and 2001. Most of the increase occurred in the loan category. Increases in the loan portfolio are attributed to favorable interest rates and the execution of Columbia’s strategy to provide personal, quality banking products and services, to hire experienced lending personnel in strategic branch locations and administrative support staff, and to emphasize marketing strategies.

     Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 87.06% of average earning assets during 2003, compared to 88.74% in 2002 and 86.13% in 2001. During the same periods, average yields on loans were 8.00% in 2003, 8.42% in 2002, and 9.23% in 2001. Average investment securities comprised 6.24% of average earning assets in 2003, which was down from 7.62% in 2002 and 11.73% in 2001. Tax equivalent interest yields on investment securities were 4.95% for 2003, 6.31% in 2002 and 6.19% in 2001.

     Interest-bearing liabilities averaged $377.61 million for the year ended December 31, 2003, $353.43 million during the same period in 2002 and $311.28 million during the same period in 2001. Interest cost, as a percentage of earning assets, decreased to 1.30% in 2003, compared to 1.64% in 2002 and 2.87% in 2001. The decline in interest cost as a percentage of earning assets resulted from falling interest rates during the previous three years ending 2003. Deposit rates are near historical low levels.

Provision for Loan Losses

     The provision for loan losses represents charges made to earnings to maintain an adequate allowance for loan losses. The allowance is maintained at an amount management believes to be sufficient to absorb losses in the loan portfolio. Factors considered in establishing an appropriate allowance include a careful assessment of the financial condition of the borrower; a realistic determination of the value and adequacy of underlying collateral; the condition of the local economy and the condition of the specific industry of the borrower; a comprehensive analysis of the levels and trends of loan categories; and, a review of delinquent and classified loans. Columbia applies a systematic process for determining the adequacy of the allowance for loan losses, including an internal loan review function and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in nonperforming loans, and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. For the year ended December 31, 2003 the allowance for loan losses totaled $6.61 million, compared to $6.42 million at December 31, 2002, and $5.31 million at December 31, 2001. This represents an increase of 3.05% between 2002 and 2003 and an increase of 20.80% between 2001 and 2002. A more detailed review of the loan loss provision and allowance for loan losses is presented in Table 13.

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

     For the year ended December 31, 2003, loan charge-offs exceeded recoveries by $2.38 million as compared to 2002 and 2001, when loan charge-offs exceeded recoveries by $695,024 and $716,226, respectively. The increase in loan losses is primarily attributable to the write-down of $1.46 million which is real estate secured. Columbia is working with legal counsel in pursuing a government guarantee, which also supported the outstanding loan balance. The likelihood of success in receiving funds pursuant to the government guarantee is currently not known. Since this guarantee is in dispute, a $1.46 million charge-off was taken to reduce the loan balance to $1.36 million as determined by a re-appraisal of the real estate that secures the loan. Information currently available to management indicates the carrying value of this loan approximates the fair value of collateral and any additional losses relating to this loan are expected to be negligible. Columbia believes this write-down is an unusual or infrequent occurrence.

Noninterest Income

     Total noninterest income declined 6.99% from year 2001 through year 2002, but increased 4.36% from year 2002 through 2003. During the prior three years, noninterest income changed from $9.19 million in 2001, to $8.55 million in 2002, and to $8.92 million in 2003. Noninterest income is primarily comprised of five categories; service charges and fees, Mortgage Team net revenues, credit card discounts and fees, CRB Financial Services Team (“Financial Services Team”) revenues, and other noninterest income. Each of the categories increased during the prior three years, except for Mortgage Team revenues and other noninterest income. Mortgage Team net revenues declined $2.07 million from 2001 to 2002, but increased $238,000 from 2002 to 2003. The increase in Mortgage Team net revenues during 2003 was due to lower amortization expense and valuation write-downs of CRB’s mortgage servicing asset. Management attributes this to a slow down in the prepayment rates in mortgage loans serviced due in large part to the slight increase in the mortgage rate environment. Service charges and fees were $4.31 million for the year 2003, compared to $4.09 million for the year 2002, and $3.01 million for the year 2001. The growth in service charges and fees were attributable to growth in deposits and the implementation of an overdraft protection product known as “bounce”. The bounce product allows demand deposit customers to overdraw their accounts within a pre-established limit for a fee. The remainder of the increases in noninterest income is primarily attributable to improved revenues and growth received from credit card discounts and fees, financial services fee income and net gains on the sale of investment securities.

Noninterest Expense

     Noninterest expenses consist principally of salaries and benefits, occupancy costs, data processing expenses and other noninterest expenses. A measure of Columbia’s ability to control noninterest expenses is the efficiency ratio. For the year ended December 31, 2003, the efficiency ratio was 55.43%, as compared to 57.26% in 2002 and 60.20% in 2001. The efficiency ratio reflects an improving trend due to growth in revenue from the net interest income and efforts by management to monitor and control overhead expenses.

     Noninterest expense for 2003 was $22.35 million, as compared to $21.98 million for 2002 and $19.49 million for 2001. The changes in noninterest expense are primarily the result of an increase in occupancy expense, and other noninterest expenses. The additional increases relate primarily to costs associated with growth in operations and continued investment in technology and communication systems.

Income Taxes

     The provision for income taxes was $5.56 million in 2003, $5.22 million in 2002 and $4.38 million in 2001. The provision resulted in effective combined federal and state tax rates of 36.14% in 2003, 35.77% in 2002, and 37.25% in 2001. The effective tax rates differ from combined estimated statutory rates of 38% principally due to the effects of nontaxable interest income, which is recognized for accounting purposes but not for tax purposes.

Table 8	Summary Balance Sheets

	December 31,			Increase (Decrease)

(dollars in thousands)	2003	2002	2001	12/31/02	–	12/31/03	12/31/01	–	12/31/02

ASSETS
Federal funds sold	$14,956	$3,735	$1,525	$11,221		300.43%	$2,210		144.92%
Investments	31,682	36,048	43,532	(4,366)		(12.11)	(7,484)		(17.19)
Total loans, net	464,350	432,687	380,283	31,663		7.32	52,404		13.78
Other assets (1)	73,148	71,856	56,867	1,292		1.80	14,989		26.36

Total assets	$584,136	$544,326	$482,207	$39,810		7.31%	$62,119		12.88%

LIABILITIES
Noninterest-bearing deposits	$150,425	$131,831	$108,522	$18,594		14.10%	$23,309		21.48%
Interest-bearing deposits	345,933	326,793	286,113	19,140		5.86	40,680		14.22

Total deposits	496,358	458,624	394,635	37,734		8.23	63,989		16.21
Other liabilities (2)	29,974	35,512	41,127	(5,538)		(15.59)	(5,615)		(13.65)

Total liabilities	526,332	494,136	435,762	32,196		6.52	58,374		13.40
SHAREHOLDERS’ EQUITY	57,804	50,190	46,445	7,614		15.17	3,745		8.06

Total liabilities and shareholders’ equity	$584,136	$544,326	$482,207	$39,810		7.31%	$62,119		12.88%

(1)  Includes cash and due from banks, property and equipment, and accrued interest receivable.

(2)  Includes accrued interest payable and other liabilities.

Financial Condition
Investments

     A year-to-year comparison shows that Columbia’s investment securities at December 31, 2003, totaled $31.68 million, compared to $36.05 million at December 31, 2002, and $43.53 million at December 31, 2001. This represents a decrease of 12.11% between 2002 and 2003 and a decrease of 17.19% between 2001 and 2002. The decrease in the investment portfolio is primarily a function of call provisions that were being exercised during the prior two years of falling interest rates. For the years ended December 31, 2003, 2002 and 2001, no single investment security held by Columbia equaled or exceeded 10% of it consolidated shareholders’ equity. On December 31, 2003, investments in federal funds sold (an overnight investment) were $14.96 million and investments in restricted stock were $2.84 million. The balance of federal funds sold is influenced by cash demands, customer deposit levels, loan activity, and other investment transactions.

     Columbia follows a financial accounting principle which requires that investment securities be identified as held-to-maturity or available-for-sale. Held-to-maturity securities are those that Columbia has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that management may sell if liquidity requirements dictate or if alternative investment opportunities arise. Management determines the mix of available-for-sale and held-to-maturity investment securitiesbased on the Board of Director’s asset-liability policy, management’s assessment of the relative liquidity of Columbia, and other factors.

     At December 31, 2003, the investment portfolio, excluding restricted equity securities, consisted of 48.11% available-for-sale securities and 51.89% held-to-maturity securities. At December 31, 2002, the portfolio consisted of 44.23% available-for-sale securities and 55.77% held-to-maturity securities. At December 31, 2001, Columbia’s investment portfolio, excluding restricted equity securities, consisted of 45.36% available-for-sale securities and 54.64% held-to-maturity securities.

     At December 31, 2003, Columbia’s investment portfolio had total net unrealized gains of approximately $961,000. This compares to net unrealized gains of approximately $1.10 million at December 31, 2002 and net unrealized gains of $707,000 at December 31, 2001. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses. Actual realized gains and losses occur at the time investment securities are sold or called.

     Federal funds sold are short-term investments that mature on a daily basis. Columbia invests in these instruments to provide for additional earnings on excess available cash balances. Because of their short maturities, the balance of federal funds sold fluctuates dramatically on a day-to-day basis. The balance on any one-day is influenced by cash demands, customer deposit levels, loan activity and other investment transactions. Investments in federal funds sold totaled $14.96 million at December 31, 2003, compared to $3.74 million at December 31, 2002, and $1.53 million at December 31, 2001.

     The following table provides the carrying value of Columbia’s portfolio of investment securities as of December 31, 2003, 2002, and 2001, respectively.

Table 9

	December 31,	December 31,	December 31,
(dollars in thousands)	2003	2002	2001

Investments available-for-sale:
U.S. Government obligations	$13,004	$11,644	$14,208
Municipal securities	793	1,727	1,997
Corporate equity securities	79	113	300
Corporate debt securities	—	1,266	1,281
U.S. Treasury securities	—	—	1,016

	13,876	14,750	18,802

Investments held-to-maturity:
Obligations of states and political subdivisions	13,016	14,748	15,742
Mortgage-backed securities	1,867	3,770	6,916
U.S. Government obligations	81	82	—

	14,964	18,600	22,658

Restricted equity securities	2,842	2,698	2,072

Total investment securities	$31,682	$36,048	$43,532

     The maturities of investment securities, segmented by amortized cost, estimated fair value, and tax equivalent yields, were as follows as of the dates indicated:

Table 10

	December 31, 2003			December 31, 2002			December 31, 2001

	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
(dollars in thousands)	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)

U.S. Treasuries and agencies:
One year or less	$—	$—	—	$—	$—	—	$1,004	$1,016	1.88%
U.S. Government agencies:
One year or less	8,402	8,458	2.27%	9,809	10,034	2.98%	7,479	7,592	3.80%
One to five years	6,526	6,555	2.67%	5,461	5,530	2.50%	11,808	12,127	4.11%
Five to ten years	—	—	—	—	—	—	1,428	1,433	5.87%
Obligations of states and political subdivisions:
One year or less	865	873	5.02%	2,212	2,250	3.38%	1,260	1,281	3.39%
One to five years	2,292	2,418	3.82%	3,421	3,574	3.89%	5,133	5,257	5.18%
Five to ten years	9,169	9,816	5.83%	8,228	8,684	6.04%	4,299	4,336	6.87%
Over ten years	1,430	1,520	6.37%	2,613	2,738	6.40%	6,993	7,022	7.23%
Corporate and other debt securities:
One to five years	—	—	—	1,229	1,266	2.57%	1,234	1,281	4.25%

Total debt securities	28,684	29,640	3.96%	32,973	34,076	4.06%	40,638	41,345	4.99%
Corporate equity securities	75	79		113	113		300	300
Restricted equity securities	2,843	2,843		2,698	2,698		2,072	2,072

Total securities	$31,602	$32,562		$35,784	$36,887		$43,010	$43,717

(1)  Weighted average yields are stated on a federal tax equivalent basis at a 36.6% rate for 2003 and at a 34% rate for 2002 and 2001, and have been annualized, where appropriate.

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

     The Chief Credit Officer has the authority to approve loans up to a lending limit as set by the Board of Directors. All loans above the lending limit of the Chief Credit Officer, and up to a certain limit, are reviewed for approval by the President or Chief Operating Officer. Loans, which exceed this limit, are subject to review and approval by the Board’s Loan Committee. All loans approved by the Board Loan Committee are reviewed by the full Board at regularly scheduled meetings. Columbia’s unsecured legal lending limit was $8.85 million and its real estate secured lending limit was $14.74 million at December 31, 2003. Columbia seldom makes loans for an amount approaching its legal lending limits.

     Net outstanding loans totaled $464.35 million at December 31, 2003, representing an increase of $31.66 million, or 7.32% compared to $432.69 million at December 31, 2002. Loan commitments grew to $182.03 million as of December 31, 2003, representing an increase of $15.22 million, or 9.12% over year-end 2002.

     Columbia’s net loan portfolio at December 31, 2003, includes loans secured by real estate 63.74%, commercial loans 18.67%, agricultural loans 13.88%, consumer and other loans 5.46%, deferred loan fees (0.32%) and reserve for loan loss (1.43%). The largest category is concentrated in real estate loans. This is primarily due to the significant growth of mortgage and commercial real estate loan activity. Residential mortgage loans usually are temporarily financed on the balance sheet before being sold to the secondary market. Some commercial loans are secured by real estate, but are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

     The following table presents the composition of Columbia’s loan portfolio, excluding mortgage loans held for sale, at the dates indicated:

Table 11

	December 31, 2003		December 31, 2002		December 31, 2001

(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial	$86,163	18.67%	$69,882	16.48%	$64,163	17.76%
Agricultural	64,059	13.88%	61,770	14.57%	54,934	15.20%
Real estate secured loans:
Commercial property	125,359	27.16%	100,918	23.81%	80,092	22.17%
Farmland	42,301	9.17%	35,748	8.43%	25,292	7.00%
Construction	87,427	18.94%	91,036	21.47%	70,474	19.50%
Residential	34,295	7.43%	42,688	10.07%	44,512	12.32%
Home equity lines	4,799	1.04%	2,102	0.50%	3,309	0.92%

Total real estate	294,181	63.74%	272,492	64.28%	223,679	61.91%
Consumer	18,242	3.95%	20,937	4.94%	19,802	5.48%
Other	6,975	1.51%	6,499	1.53%	5,251	1.45%

Total loans	469,620	101.75%	431,580	101.80%	367,829	101.80%

Less unearned loan fees	(1,450)	(0.32)%	(1,245)	(0.29)%	(1,194)	(0.33)%
Less allowance for loan losses	(6,612)	(1.43)%	(6,417)	(1.51)%	(5,312)	(1.47)%

Loans receivable, net	$461,558	100.00%	$423,918	100.00%	$361,323	100.00%

Volume change from prior year		8.88%		17.32%		20.49%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2000		December 31, 1999

(dollars in thousands)	Amount	Percentage	Amount	Percentage

Commercial	$70,790	23.61%	$60,869	23.61%
Agricultural	44,299	14.77%	37,775	14.77%
Real estate secured loans:
Commercial property	58,411	19.48%	43,469	19.48%
Farmland	20,723	6.91%	13,270	6.91%
Construction	41,374	13.80%	33,780	13.80%
Residential	45,612	15.21%	36,768	15.21%
Home equity lines	3,393	1.13%	3,027	1.13%

Total real estate	169,513	56.53%	130,314	56.53%
Consumer	19,195	6.40%	18,086	6.40%
Other	1,690	0.56%	827	0.56%

Total loans	305,487	101.87%	247,871	101.87%

Less unearned loan fees	(1,028)	(0.34)%	(891)	(0.34)%
Less allowance for loan losses	(4,578)	(1.53)%	(3,298)	(1.53)%

Loans receivable, net	$299,881	100.00%	$243,682	100.00%

Volume change from prior year		23.06%		22.62%

     The following table sets forth Columbia’s loan portfolio maturities, excluding mortgage loans held for sale, on fixed rate loans and repricing dates on variable loans, for the periods indicated:

Table 12

	December 31, 2003

		One year
	One year	through	After	Total
(dollars in thousands)	or less	five years	five years	loans

Commercial loans	$46,734	$27,829	$11,600	$86,163
Agricultural loans	52,050	10,806	1,203	64,059
Real estate secured loans:
Commercial property	33,266	37,078	55,015	125,359
Farmland	7,228	12,573	22,500	42,301
Construction	79,510	6,632	1,285	87,427
Residential	9,937	6,291	18,067	34,295
Home equity lines	2,430	428	1,941	4,799

Total real estate loans	132,371	63,002	98,808	294,181
Consumer	4,618	11,697	1,927	18,242
Other	5,741	47	1,187	6,975

Total loans	$241,514	$113,381	$114,725	$469,620

Loans with fixed interest rates				$331,423
Loans with floating interest rates				138,197

				$469,620

Allowance for Loan and Lease Losses

     The reserve for loan losses is established through a provision for loan losses charged to expense based on an overall assessment of Columbia’s credit portfolio and on the quality of individual loans within that portfolio. The reserve is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. Management charges loans against the reserve when they determine that the principal or a portion thereof may be uncollectible. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of interest is doubtful.

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

     The following table shows Columbia’s loan loss experience for the periods indicated:

Table 13

	Years Ended December 31,
(dollars in thousands)	2003	2002	2001	2000	1999

Loans outstanding at end of period, net of unearned loan fees (1)	$470,962	$439,104	$385,595	$304,459	$250,274

Average loans outstanding for the period (1)	$456,137	$419,608	$348,239	$288,058	$222,276

Reserve for loan losses balance, beginning of year	$6,417	$5,312	$4,578	$3,298	$2,380

Loans charged off:
Commercial	(417)	(319)	(587)	(139)	(41)
Real estate	(1,569)	(197)	(56)	(14)	(15)
Real estate construction	—	(58)	—	—	—
Agriculture	(40)	(15)	(79)	(256)	(26)
Consumer loans	(412)	(206)	(20)	(8)	(57)
Credit card and related accounts	(96)	(91)	(57)	(42)	(43)

Total loans charged off	(2,534)	(886)	(799)	(459)	(182)

Recoveries:
Commercial	50	97	71	6	32
Real estate	35	—	1	—	—
Real estate construction	—	6	—	—	—
Agriculture	28	11	—	30	48
Consumer loans	31	72	5	3	3
Credit card and related accounts	10	5	6	3	12

Total recoveries	154	191	83	42	95

Net charge offs	(2,380)	(695)	(716)	(417)	(87)
Provision charged to operations	2,575	1,800	1,450	1,697	1,005

Allowance for loan losses balance, end of period	$6,612	$6,417	$5,312	$4,578	$3,298

Ratio of net loans charged-off to average loans outstanding	0.52%	0.17%	0.21%	0.14%	0.04%
Ratio of allowance for loan losses to loans at end of period	1.40%	1.46%	1.38%	1.50%	1.32%

(1)  Includes loans held-for-sale.

     The adequacy of the reserve for loan losses should be measured in the context of several key ratios: (1) the ratio of the reserve to total outstanding loans; (2) the ratio of total nonperforming loans to total loans; and, (3) the ratio of net charge-offs to average loans outstanding. Since 1999, Columbia’s ratio of the reserve for loan losses to total loans has ranged from 1.32% to 1.50%. The amounts provided by these ratios have been sufficient to fund Columbia’s charge-offs, which have not been historically significant, and to provide for potential losses as the loan portfolio has grown. These ratios have also been consistent with the level of nonperforming loans to total loans. From December 31, 1999 through December 31, 2003, nonperforming loans to total loans have ranged from a low of 0.18% to a high of 0.71%. This experience tracks with changes in the ratio of the reserve for loan losses to total loans and with the actual balances maintained in the reserve account. Finally, Columbia’s historical ratio of net charge-offs to average outstanding loans illustrates its favorable loan charge-off and recovery experience. From December 31, 1999 through December 31, 2003, net charge-offs ranged from 0.04% to 0.52% of average loans. Management believes Columbia’s loan underwriting policies and its loan officers’ knowledge of their customers are significant contributors to Columbia’s success in limiting loan losses.

     During the year ended December 31, 2003, Columbia recognized $2.53 million in loan losses and $154,034 in recoveries for a net charge-off of $2.38 million. The increase in loan losses is primarily attributable to the write-down of $1.46 million on a single real estate secured loan; the amount of the write-down represents the principal amount of the loan less the appraised value of the related collateral. Columbia is working with legal counsel in pursing a government guarantee, which also supported the outstanding loan balance. The likelihood of success in receiving funds pursuant to the government guarantee is currently not known. Information currently available to management suggests that the carrying value of this loan approximates the fair value of collateral and any additional losses relating to this loan are expected to be negligible. Management believes this write-down is an unusual or infrequent occurrence. Aside from this single loan, net charge-offs were consistent with Columbia’s historical experience in view of the growth in its loan portfolio.

     The following table presents information with respect to nonperforming loans and other assets:

Table 14

	December 31,
(dollars in thousands)	2003	2002	2001	2000	1999

Loans on nonaccrual status	$3,292	$742	$890	$1,163	$394
Loans past due — greater than 90 days	—	5	—	7	—
Restructured loans	10	25	113	116	202

Total nonperforming loans	3,302	772	1,003	1,286	596
Other real estate owned	42	—	349	—	—

Total nonperforming assets	$3,344	$772	$1,352	$1,286	$596

Allowance for loans losses	$6,612	$6,417	$5,312	$4,578	$3,298
Ratio of total nonperforming assets to total assets	0.57%	0.14%	0.28%	0.31%	0.16%
Ratio of total nonperforming loans to total loans, net of unearned loan fees	0.71%	0.18%	0.26%	0.43%	0.24%
Ratio of reserve for loan losses to total nonperforming assets	197.74%	830.73%	392.82%	355.95%	553.45%

     Columbia has adopted a policy for placement of loans on nonaccrual status after they become 90 days past due unless an exception is made to the policy. Further, management may place loans that are not contractually past due or that are deemed fully collateralized on nonaccrual status to promote better oversight and review of loan arrangements. Loans on nonaccrual status at December 31, 2003 totaled approximately $3,292,000 compared to $742,000 at December 31, 2002 and $890,000 at December 31, 2001. The increase in nonaccrual loans is attributable to the single real estate secured loan for $1.36 million, mentioned above.

     Management has adopted procedures to identify and monitor loans that have had their original terms restructured to accommodate borrowers’ financial needs. Loan revisions and modifications are provided to meet the credit needs of borrowers in weakened financial condition and to enhance ultimate collection. As of December 31, 2003, loans that had been classified as restructured were insignificant and were performing in accordance with their restructured terms. However, management will continue to monitor restructured loans for any changes or deterioration in performance.

     At December 31, 2002, 2000, and 1999 Columbia had no assets in the other real estate owned (“OREO”) category. There was $41,500 in OREO at December 31, 2003 and $349,000 at December 31, 2001, which represents assets acquired through loan foreclosure or recovery activities.

Deposits

     The following table sets forth composition of Columbia’s deposit balances for the dates indicated:

Table 15

	December 31, 2003		December 31, 2002		December 31, 2001

(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Interest-bearing demand deposits	$187,452	37.76%	$182,341	39.76%	$136,968	34.71%
Savings deposits	35,733	7.20	32,940	7.18	32,237	8.17
Time deposits less than $100,000	84,414	17.01	66,766	14.56	79,451	20.13
Time deposits greater than $100,000	38,334	7.72	44,746	9.76	37,458	9.49

Total interest-bearing deposits	345,933	69.69	326,793	71.26	286,114	72.50
Total noninterest-bearing deposits	150,425	30.31	131,831	28.74	108,522	27.50

Total interest-bearing and noninterest-bearing deposits	$496,358	100.00%	$458,624	100.00%	$394,636	100.00%

     At December 31, 2003, total deposits were $496.36 million, an increase of $37.73 million or 8.23%, from total deposits of $458.62 million at December 31, 2002. The total deposits at December 31, 2002 of $458.62 million represent an increase of $63.99 million or $16.21%, from total deposits of $394.64 million at December 31, 2001. Deposit growth in 2003, 2002 and 2001 was due to a combination of pricing strategies, increased marketing and emphasis on the sales culture within the branches. The growth in deposit accounts in 2003 has primarily been in noninterest-bearing and time deposits less than $100,000 accounts. To the extent Columbia can fund operations with noninterest-bearing demand deposits, net interest spread, which is the difference between interest income and interest expense, will improve. At December 31, 2003, core deposits, which consist of all demand deposit accounts, savings accounts and certificates of deposit less than $100,000, accounted for 92.28% of total deposits, up from 90.24% as of December 31, 2002.

     Interest-bearing deposits consist of money market, savings, and time certificate accounts. Interest-bearing account balances tend to grow or decline as Columbia adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2003, total interest-bearing deposit accounts were $345.93 million, an increase of $19.14 million, or 5.86%, from December 31, 2002. Increases in interest-bearing, savings and time deposits less than $100,000 accounts offset a decline in time deposits in excess of $100,000 accounts. Interest-bearing demand accounts increased $5.11 million, or 2.80%, from December 31, 2002 to 2003, after increasing $45.37 million, or 33.13%, from 2001 to 2002.

\

     Columbia does utilize brokered deposits as a source for funding future loan growth. In most cases, brokered deposit accounts are purchased with a long-term maturity of two to seven years. Brokered deposits are included in totals for time deposits less than $100,000 and totaled $26.17 million and $16.18 million as of December 31, 2003 and 2002, respectively. At December 31, 2003, time certificates of deposits in excess of $100,000 totaled $38.33 million, or 7.72% of total outstanding deposits, compared to $44.75 million, or 9.76%, of total outstanding deposits at December 31, 2002, and $37.46 million, or 9.49%, of total outstanding deposits at December 31, 2001. The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2003:

Table 16

	Time Deposits	Time Deposits
(dollars in thousands)	less than $100,000	greater than $100,000	Total

Three months or less	$15,303	$9,706	$25,009
Over three through six months	13,337	6,483	19,820
Over six months through twelve months	18,437	5,605	24,042
Over twelve months through five years	35,143	16,426	51,569
Over five years	2,194	114	2,308

	$84,414	$38,334	$122,748

Long-Term and Short-Term Borrowings

     The following table sets forth certain information with respect to Columbia’s Federal Home Loan Bank of Seattle borrowings.

Table 17

	December 31,

(dollars in thousands)	2003	2002	2001

Amount outstanding at end of period	$21,133	$26,285	$35,454
Weighted-average interest rate at end of period	3.49%	4.16%	4.00%
Maximum amount outstanding at any month-end during the year	$27,372	$50,622	$39,172
Average amount outstanding during the period	$23,672	$28,673	$32,626
Weighted-average interest rate during the period	3.90%	4.05%	5.26%

     Short-tem borrowings from Treasury, Tax and Loan totaled $850,000, $850,000 and $451,000 at December 31, 2003, 2002 and 2001, respectively.

Trust Preferred Securities

     In December 2002, Columbia issued $4 million in unsecured subordinated debentures to its wholly-owned subsidiary, Columbia Bancorp Trust I. The interest payments on the subordinated debentures are intended to pass-through Columbia Bancorp Trust I to the beneficial owners of the Columbia Bancorp Trust I (“Trust Preferred Securities”). The subordinated debentures and trust preferred securities have identical rate, terms and conditions - variable rates tied to the 90 day LIBOR with a margin of 3.30% and 30 year maturities. The Trust Preferred Securities are considered Tier I capital for regulatory purposes. Management entered into this transaction in order to repurchase 328,422 shares of common stock at a price of $12.25 in November 2002 and maintain regulatory capital within the “well-capitalized” category as defined by the Bank’s regulators.

Shareholders’ Equity and Regulatory Capital

     Shareholders’ equity increased $7.61 million during 2003. Shareholders’ equity at December 31, 2003 was $57.80 million compared to $50.19 million at December 31, 2002. This increase reflects net income other and comprehensive income of $9.69 million and $783,000 in exercised stock options. These additions to equity were partially offset by cash dividends paid or declared of $2.82 million.

     During 2003, Columbia’s Board of Directors authorized a program to repurchase shares of Columbia’s common stock valued at up to $1.6 million. Columbia has authorized the repurchase program because the Board of Directors believes in the long-term value of Columbia’s stock, and that such repurchase constitutes a sound investment use of Columbia’s funds. During 2003, Columbia repurchased 16,700 shares valued at $247,995. Management expects repurchases to continue from time to time until June 30, 2004.

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for financial holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia’s various capital ratios at December 31, 2003, and December 31, 2002, as compared to regulatory minimums for capital adequacy purposes:

Table 18

	December 31, 2003	December 31, 2002	Regulatory Minimum

Tier I capital	10.46%	9.71%	4.00%
Total risk-based capital	11.71%	10.96%	8.00%
Leverage ratio	9.19%	8.57%	4.00%

Liquidity and Capital Resources

     Columbia’s management has adopted policies to help maintain liquidity so that we may respond to changes in the financial environment and ensure sufficient funds are available to meet our anticipated cash demands, which ordinarily come from customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s major sources of liquidity are customer deposits, sales and maturities of investment securities, and net cash provided by operating activities. From time to time, Columbia also may draw upon credit lines with the Federal Home Loan Bank of Seattle and correspondent banks, as well as brokered certificates of deposit. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold and securities available-for-sale and securities held-to-maturity with maturities occurring within three months. At December 31, 2003 these liquid assets totaled $50.66 million or 8.67% of total assets, as compared to $44.54 million or 8.18% of total assets at December 31, 2002. The total liquid assets of $44.54 million or 8.18% of total assets as of December 31, 2002 compare to $41.47 million or 8.61% of total assets at December 31, 2001. As of December 31, 2003 and 2002, unused and available lines of credit totaled $72.95 million and $44.68 million, respectively. Liquidity was stable during the year 2003 as a result of steady deposit growth.

     The analysis of liquidity also includes a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2003. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $9.83 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans. Financing activities present the cash flows associated with deposit accounts and reflect various transactions with shareholders.

     At December 31, 2003, Columbia had outstanding unfunded lending commitments of $182.03 million. Nearly all of these commitments represented unused portions of commitments to extend credit to businesses, credit lines available to consumers under credit card and other arrangements and commercial and standby letters of credit. Many of these credit lines will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that Columbia’s sources of liquidity are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard.

Business Segment Information

     Columbia derives revenues from two primary business segments, community banking and mortgage banking. The following table presents financial information about each of these business segments for the three most recent fiscal years.

Table 19

	Community	Mortgage
(dollars in thousands)	Banking	Banking	Consolidated

December 31, 2003
Net interest income before provision for loan losses	$30,998	$401	$31,399
Noninterest income	3,808	5,116	8,924
Amortization of the mortgage servicing asset	—	2,000	2,000
Impairment of mortgage servicing asset	—	858	858
Salaries and benefits	10,812	2,244	13,056
Occupancy expense, excluding depreciation	749	157	906
Depreciation	1,250	91	1,341
Other noninterest expenses	6,541	506	7,047
Income before provision for income taxes	15,737	(339)	15,398
Total assets	$575,463	$8,673	$584,136
December 31, 2002
Net interest income before provision for loan losses	$29,417	$417	$29,834
Noninterest income	2,780	5,771	8,551
Amortization of the mortgage servicing asset	—	1,029	1,029
Impairment of mortgage servicing asset	—	2,781	2,781
Salaries and benefits	10,310	2,750	13,060
Occupancy expense, excluding depreciation	668	151	819
Depreciation	1,141	98	1,239
Other noninterest expenses	4,195	657	4,852
Income before provision for income taxes	15,883	(1,278)	14,605
Total assets	$526,202	$18,124	$544,326
December 31, 2001
Net interest income before provision for loan losses	$22,639	$856	$23,495
Noninterest income	3,558	5,636	9,194
Amortization of the mortgage servicing asset	—	395	395
Impairment of mortgage servicing asset	—	918	918
Salaries and benefits	8,689	2,733	11,422
Occupancy expense, excluding depreciation	576	115	691
Depreciation	1,065	74	1,139
Goodwill amortization	629	—	629
Other noninterest expenses	5,918	455	6,373
Income before provision for income taxes	9,949	1,802	11,751
Total assets	$452,260	$29,947	$482,207

     The Mortgage Team has decreased total assets over the last year to $8.67 million at year end 2003. Assets were $18.12 million and $29.95 million for years ending 2002 and 2001, respectively. Assets of the Mortgage Team are primarily comprised of real estate loans in the portfolio, real estate loans held for sale, mortgage servicing asset, accrued interest receivable, and furniture and equipment. The mortgage servicing asset as of December 31, 2003, 2002 and 2001, was valued at $3.69 million, $4.61 million and $6.20 million, respectively. CRB uses a qualified independent third party to value the mortgage service asset (MSA) in accordance with Statement of Accounting Standard (SFAS) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” A qualified independent third party measures the MSA using information obtained from knowledge of the secondary servicing market and assesses current transaction values between willing parties. The techniques used in valuing the MSA incorporate assumptions relative to prevailing conditions in the secondary servicing market. The assumptions used for valuing the MSA are gathered from near term transactions and include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs and ancillary income. The mortgage servicing asset is amortized in proportion to and over the period of the estimated life of the net servicing income.

     In 2003, the Mortgage Team recorded a loss before income taxes of $339,000. A loss for the year ended December 31, 2002 was $1.28 million; income of $1.80 million was recognized in 2001. The Mortgage Team’s earnings in 2003 and 2002 were negatively impacted by higher mortgage servicing asset amortization and valuation write-downs. This was caused by the prevailing low mortgage interest rate environment present during the last three years, which motivated a record number of borrowers to refinance their mortgage loans. Because borrowers refinance their mortgage loans or pay them off early, amortization expense is adjusted to properly match the estimated period of the outstanding net servicing income. In addition, the mortgage servicing asset is periodically valued based on a fair value assessment as measured by a qualified and independent entity with access and knowledge of current servicing portfolio transaction values. During the previous three years ending December 31, 2003, net valuation write-downs were assessed upon the mortgage servicing asset, resulting in corresponding charges to the income statement in the amounts of $917,729, $2.78 million and $858,000, respectively.

Inflation

     At this time, Management does not consider the long-term effects of inflation , as measured by the Consumer Price Index, will be material to Columbia’s financial position and results of operations.

Off-Balance Sheet Arrangements

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

Table 20

	December 31

(dollars in thousands)	2003	2002	2001

Commitments to extend credit	$162,232	$148,938	$119,551
Undisbursed credit card lines of credit	17,333	15,220	12,489
Commercial and standby letters of credit	2,466	2,654	1,866

Total	$182,031	$166,812	$133,906

Contractual Obligations

     Columbia’s contractual obligations include notes due to the Federal Home Loan Bank and treasury tax and loan program with the Federal Reserve, trust preferred securities, operating leases, deferred compensation and salary continuation plans. Detailed below is a schedule of Columbia’s current contractual obligations by maturity and/or payment due:

Table 21

	Payment due by Period

		Less than			More than	Unspecified
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years	maturity

Long-term debt obligations
Federal Home Loan Bank notes	$21,133	$5,921	$6,750	$7,680	$782	$—
Trust preferred securities (1)	4,000	—	—	—	4,000	—
Treasury tax and loan note	850	850	—	—	—	—
Operating lease obligations	2,116	285	498	478	855	—
Other long term liabilities (2)	652	—	—	—	—	652

Total	$28,751	$7,056	$7,248	$8,158	$5,637	$652

(1)  Columbia has the right to redeem trust preferred securities on or after January 7, 2008.

(2)  Amount includes deferred compensation and salary continuation plan benefit obligations.

Derivative Management

     The Mortgage Team has accepted loan applications that often did not fund and close for 30 to 60 days. During this time, the loan has been considered to be in the “open mortgage pipeline”. Once the loan was either funded or closed, it was then removed from the open mortgage pipeline. The loans that comprise the open mortgage pipeline have been price-locked to the borrower; therefore, interest rate fluctuations may result in gains and/or losses from the sale of loans to the secondary market. The risk of price fluctuations to the open mortgage pipeline is managed by the use of derivative-forward contracts and put options. The underlying securities of the derivatives are mortgage-backed securities, which generally correspond with the composition of the open mortgage pipeline. The structure of the derivatives is intended to serve as a hedge against the impact of rising and falling interest rates. The gain or loss on the hedged item attributable to the hedged risk is recognized in earnings in the same period, as required by Statement of Financial Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities”. However, during the fourth quarter of 2003, the Mortgage Team discontinued the practice of using derivative instruments to hedge the open mortgage pipeline. Therefore, as of December 31, 2003, there were no outstanding derivatives in use for managing interest rate risk in the pipeline. The Mortgage Team instituted a new practice of locking mortgage loan applicants using a method known as “best efforts”. The method of selling “best efforts” involves the sale of mortgage loans to third party investors at a committed loan rate and loan amount within a predetermined time period without risk of a penalty for failure to deliver the locked mortgage loans. The benefit to Columbia is that it shifts the interest rate risk to the investor and eliminates the need to use derivatives for managing interest rate risk, but it does have the effect of lowering the amount of service release mortgage premium income. Management determined it is in Columbia’s best interests to accept the lower income for a reduction in interest rate risk exposure. This strategy will be evaluated on a periodic basis and may change as information becomes available and or personnel are hired with specialized skills to effectively manage the interest rate risk exposure from secondary marketing activity.

Recently Issued Accounting Standards

     In June 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. As a public entity that is not a “Small Business Issuer,” Columbia is now required to apply FIN 46 to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Columbia’s management does not expect that the application of the provisions of this interpretation will have a material impact on Columbia’s consolidated financial statements.

Factors That May Affect Future Results of Operations

     Our past experience may not be indicative of future performance, and as noted elsewhere in this report, management has included forward-looking statements about our business, plans and prospects that are subject to change. In addition to the other risks or uncertainties contained in this report, the following risks may affect our operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, our business, financial condition or operating results could be adversely affected. Moreover, readers should note that this is not an exhaustive list of the risks we face; some risks are unknown or not quantifiable, and other risks that we currently perceive as immaterial may ultimately prove more significant than we expect. You should therefore not construe our statements about plans, predictions or expectations to be assurances of performance or promises to take a given course of action.

     Adequacy of Loan Loss Allowance. We have established a reserve for probable losses management expects in connection with loans in our credit portfolio. This allowance reflects management’s estimates of the collectibility of certain identified loans, as well as an overall risk assessment of our total loans outstanding. Management’s determination of the amount of our loan loss allowance is highly subjective; although management personnel apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that management’s estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If our loan loss allowance proves to be inadequate, we may suffer unexpected charges to income, which would adversely impact our results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that our allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our revenues and financial condition.

     Valuation of the Mortgage Servicing Asset. We include on our balance sheet an asset that is largely influenced by the net present value of expected net servicing income, which is generated from mortgages originated and sold in the secondary market. This valuation reflects certain assumptions about net service fee income, servicing costs, prospective interest rates, real estate markets, rates of debt retirement, and other factors relating to the length of time during which those revenues can be expected to continue. The estimates and assumptions used in valuing the mortgage servicing asset are determined by a qualified independent third party. The qualified independent third party measures the value of the mortgage service asset based on assumptions influenced by current market conditions and near term transactions, which are likely to cause the value of the mortgage servicing asset to fluctuate. Therefore, potential valuation adjustments, which are charged against or credited to current income, may have a material adverse impact on revenues for the periods in which adjustments occur.

     Growth and Management. Our financial performance and profitability will depend on our ability to manage recent and possible future growth. Although management believes that it has substantially integrated the business and operations of past acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have experienced.

     Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rapidly rising interest rates and, conversely, to decline during times of falling interest rates. However, due to the fact that approximately one-third of Columbia’s loans are on rate floors it will take approximately an 120 basis point rise in market rates before the net interest spread will improve. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of CRB’s rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse affect on our business, financial condition and results of operations.

     Geographic Concentration. Substantially all of our business is derived from a nine-county area in central, north-central and northeastern Oregon and south-central Washington. These areas are not extensively populated, and rely primarily upon the agricultural, electrical power generation and transportation markets for their economic success. While management has planned Columbia’s expansion strategy in part as a means to diversify the geographic concentration of our business, our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of our region’s key industries, may have a more pronounced effect upon our business than they might on an institution that is a less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.

     Regulation. We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit conditions for us.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Table 21 below shows the simulated percentage change in forecasted net interest income and the economic value of equity based on changes in the interest rate environment. The change in interest rates assumes an immediate, parallel and sustained shift in the base interest rate forecast. Through these simulations, management estimates the impact on net interest income and present value of equity based on a 100 and 200 basis point upward and downward gradual change of market interest rates over a one-year period. The analysis did not allow rates to fall below zero.

Table 22

	Percent Change	Percent Change
	in Net Interest	in Present Value
Change in Interest Rates	Income	of Equity

-200 Basis points	-1.85%	0.87%
-100 Basis points	-0.03%	-0.07%
+100 Basis points	1.99%	1.19%
+200 Basis points	6.26%	3.76%

     As illustrated in the above table, our balance sheet is currently asset sensitive, meaning that interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. Therefore, according to the model, net interest income should increase slightly when rates increase and shrink somewhat when rates fall. This is primarily a result of the concentration of variable rate and short-term commercial loans in Columbia’s portfolio.

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

Mortgage Servicing Asset

     The Mortgage Team has recorded a mortgage-servicing asset (“MSA”) that contains risk due to loan prepayments. The value of the MSA will likely decline when interest rates fall due to an increase in loan prepayments. The MSA is measured on a quarterly basis by a qualified independent entity with access and knowledge of current servicing transaction values between willing parties. The techniques used in valuing the MSA incorporate assumptions relative to prevailing conditions in the secondary servicing market. The assumptions used for valuing the MSA are gathered from near term transactions and include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs and ancillary income. A decrease in the value of the MSA is recorded as a valuation write-down adjustment. However, actual fair values may differ from the measured valuation due to limitations in available third-party market quotations and assumptions.

     The value of the mortgage servicing asset is interest rate sensitive and may require quarterly valuation adjustments during 2004 if mortgage interest rates decline further from levels experienced during 2003. However, if mortgage rates were to increase in 2004, management would expect the mortgage servicing asset value to stabilize and may in some instances be increased. In this instance, the monthly mortgage servicing asset amortization expense would be adjusted to meet the expected remaining life of the outstanding net servicing income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (unaudited)

The following tables set forth Columbia’s unaudited consolidated financial data regarding operations for each quarter of 2003 and 2002. This information, in the opinion of management, includes all normal and recurring adjustments, to fairly state the information contained in the tables. Certain amounts previously reported have been classified to conform with current presentation. These reclassifications had no net impact on the results of operations.

Table 23

	2003 Quarterly Financial Data

	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total

Income Statement Data
Interest income	$9,396	$9,583	$9,737	$9,514	$38,230
Interest expense	1,770	1,776	1,703	1,582	6,831

Net interest income	7,626	7,807	8,034	7,932	31,399
Loan loss provision	300	1,700	400	175	2,575

Net interest income after Loan loss provision	7,326	6,107	7,634	7,757	28,824
Noninterest income	2,000	1,971	2,843	2,110	8,924
Noninterest expense	5,588	5,758	5,651	5,353	22,350

Income before provision for income taxes	3,738	2,320	4,826	4,514	15,398
Provision for income taxes	1,348	849	1,767	1,600	5,564

Net income	$2,390	$1,471	$3,059	$2,914	$9,834

Earnings Per Share
Basic earnings per common share (1)	$0.27	$0.17	$0.35	$0.33	$1.13
Diluted earnings per common share (1)	$0.26	$0.16	$0.34	$0.32	$1.09

	2002 Quarterly Financial Data

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Income Statement Data
Interest income	$8,587	$9,439	$9,841	$9,749	$37,616
Interest expense	1,790	2,029	2,090	1,873	7,782

Net interest income	6,797	7,410	7,751	7,876	29,834
Loan loss provision	400	700	600	100	1,800

Net interest income after Loan loss provision	6,397	6,710	7,151	7,776	28,034
Noninterest income	2,094	2,760	2,236	1,461	8,551
Noninterest expense	5,091	5,695	5,525	5,669	21,980

Income before provision for income taxes	3,400	3,775	3,862	3,568	14,605
Provision for income taxes	1,219	1,353	1,338	1,314	5,224

Net income	$2,181	$2,422	$2,524	$2,254	$9,381

Earnings Per Share
Basic earnings per common share (1)	$0.25	$0.27	$0.28	$0.25	$1.05
Diluted earnings per common share (1)	$0.24	$0.26	$0.27	$0.25	$1.03

(1)  Prior periods have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

     Additional information called for by this item is contained in Columbia Bancorp’s Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders
Columbia Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheets of Columbia Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of Columbia Bancorp’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Portland, Oregon
January 9, 2004

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2003	2002

CASH AND CASH EQUIVALENTS
Cash and due from banks	$33,809,732	$28,414,139
Interest-bearing deposits with banks	5,100,513	8,551,980
Federal funds sold	14,955,948	3,735,416

Total cash and cash equivalents	53,866,193	40,701,535

INVESTMENT SECURITIES
Investment securities available-for-sale	13,875,646	14,749,694
Investment securities held-to-maturity	14,963,728	18,600,335
Restricted equity securities	2,843,100	2,698,200

Total investment securities	31,682,474	36,048,229

LOANS
Loans held-for-sale	2,792,384	8,769,777
Loans, net of allowance for loan losses and unearned loan fees	461,557,765	423,917,555

Total loans	464,350,149	432,687,332

OTHER ASSETS
Property and equipment, net of accumulated depreciation	13,766,909	14,183,851
Accrued interest receivable	3,769,527	3,895,237
Goodwill	7,389,094	7,389,094
Mortgage servicing asset, net of accumulated amortization and valuation allowance	3,691,449	4,614,391
Other assets	5,619,839	4,806,315

Total other assets	34,236,818	34,888,888

TOTAL ASSETS	$584,135,634	$544,325,984

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	December 31,

	2003	2002

DEPOSITS
Noninterest-bearing demand deposits	$150,425,062	$131,830,974
Interest-bearing demand deposits	187,452,543	182,340,665
Savings accounts	35,732,611	32,939,990
Time certificates	122,747,824	111,512,375

Total deposits	496,358,040	458,624,004

OTHER LIABILITIES
Notes payable	21,983,465	27,134,946
Accrued interest payable and other liabilities	3,989,665	4,376,653
Guaranteed undivided beneficial interest in Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities) at fair value	4,000,000	4,000,000

Total other liabilities	29,973,130	35,511,599

Total liabilities	526,331,170	494,135,603

COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 20,000,000 shares authorized; 8,750,582 and 8,648,618 shares issued and outstanding at December 31, 2003 and 2002, respectively	31,520,099	17,841,700
Retained earnings	26,252,366	32,174,431
Accumulated comprehensive income, net of taxes	31,999	174,250

Total shareholders’ equity	57,804,464	50,190,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$584,135,634	$544,325,984

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2003	2002	2001

INTEREST INCOME
Interest and fees on loans	$36,496,259	$35,334,245	$32,134,970
Interest on investments:
Taxable investment securities	514,195	1,035,059	1,614,918
Nontaxable investment securities	729,022	807,504	871,172
Interest on federal funds sold	205,367	99,071	40,038
Other interest and dividend income	285,276	340,172	417,221

Total interest income	38,230,119	37,616,051	35,078,319

INTEREST EXPENSE
Interest on interest-bearing demand deposit and savings accounts	1,596,639	1,732,050	3,317,933
Interest on time certificates	4,023,348	4,695,641	6,385,589
Other borrowed funds	1,210,653	1,354,438	1,879,647

Total interest expense	6,830,640	7,782,129	11,583,169

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	31,399,479	29,833,922	23,495,150
PROVISION FOR LOAN LOSSES	2,575,000	1,800,000	1,450,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	28,824,479	28,033,922	22,045,150

NONINTEREST INCOME
Service charges and fees	4,307,634	4,089,240	3,013,734
Mortgage Team net revenues	2,431,672	2,193,314	4,263,441
Credit card discounts and fees	436,953	419,762	357,729
CRB Financial Services Team revenues	579,388	559,968	467,791
Net gain on sale or call of investment securities	462,249	295,822	27,530
Other noninterest income	705,881	993,041	1,063,602

Total noninterest income	8,923,777	8,551,147	9,193,827

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2003	2002	2001

NONINTEREST EXPENSE
Salaries and employee benefits	$13,055,840	$13,059,535	$11,421,966
Occupancy expense	2,247,309	2,058,065	1,830,346
Item and statement processing	777,594	760,156	676,890
Goodwill amortization	—	—	628,623
Data processing expense	352,743	370,889	301,878
Other noninterest expense	5,916,665	5,731,822	4,628,745

Total noninterest expense	22,350,151	21,980,467	19,488,448

INCOME BEFORE PROVISION FOR INCOME TAXES	15,398,105	14,604,602	11,750,529
PROVISION FOR INCOME TAXES	5,564,309	5,223,497	4,376,812

NET INCOME	9,833,796	9,381,105	7,373,717

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	173,809	30,473	440,769
Reclassification adjustment for gains included in net income	(295,839)	(194,011)	(18,064)
Reduction in fair value of interest-rate swap	(20,221)	—	—

Other comprehensive income (loss), net of taxes	(142,251)	(163,538)	422,705

COMPREHENSIVE INCOME	$9,691,545	$9,217,567	$7,796,422

BASIC EARNINGS PER SHARE OF COMMON STOCK	$1.13	$1.05	$0.83

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$1.09	$1.03	$0.81

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

				Accumulated
	Common Stock			Comprehensive	Total
			Retained	Income	Stockholders’
	Shares	Amount	Earnings	(Loss)	Equity

BALANCE, December 31, 2000	8,029,422	$20,841,164	$20,569,918	$(84,917)	$41,326,165
Stock options exercised	57,656	307,455	—	—	307,455
Income tax benefit from stock options exercised	—	12,478	—	—	12,478
Repurchase of common stock	(50,000)	(427,503)	—	—	(427,503)
Cash dividends paid	—	—	(1,927,227)	—	(1,927,227)
Cash dividends declared	—	—	(642,858)	—	(642,858)
Net income and comprehensive income	—	—	7,373,717	422,705	7,796,422

BALANCE, December 31, 2001	8,037,078	20,733,594	25,373,550	337,788	46,444,932
Stock options exercised	153,724	1,008,572	—	—	1,008,572
Income tax benefit from stock options exercised	—	122,704	—	—	122,704
Repurchase of common stock	(328,422)	(4,023,170)	—	—	(4,023,170)
Cash dividends paid	—	—	(1,951,234)	—	(1,951,234)
Cash dividends declared	—	—	(628,990)	—	(628,990)
Net income and comprehensive income	—	—	9,381,105	(163,538)	9,217,567

BALANCE, December 31, 2002	7,862,380	17,841,700	32,174,431	174,250	50,190,381
Stock options exercised	113,015	782,637	—	—	782,637
Income tax benefit from stock options exercised	—	212,242	—	—	212,242
10% stock dividend and cash paid for fractional shares	791,887	12,931,515	(12,937,194)	—	(5,679)
Repurchase of common stock	(16,700)	(247,995)	—	—	(247,995)
Cash dividends paid	—	—	(2,031,115)	—	(2,031,115)
Cash dividends declared	—	—	(787,552)	—	(787,552)
Net income and comprehensive income	—	—	9,833,796	(142,251)	9,691,545

BALANCE, December 31, 2003	8,750,582	$31,520,099	$26,252,366	$31,999	$57,804,464

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,833,796	$9,381,105	$7,373,717
Adjustments to reconcile net income to net cash from operating activities:
Amortization of premiums and discounts on investment securities	16,113	65,407	36,135
Net gain on sale or call of investment securities	(462,249)	(295,822)	(27,530)
Federal Home Loan Bank stock dividend	(144,900)	(157,700)	(123,200)
Loss on sale or write-down of property, equipment, and other real estate owned	118,196	55,395	776
Depreciation and amortization:
Property, equipment, and other	1,351,158	1,238,839	1,767,999
Mortgage servicing asset	2,000,050	1,028,810	395,354
Impairment of mortgage servicing asset	858,000	2,781,111	917,729
Deferred income tax (benefit) expense	(828,758)	(692,556)	1,262,560
Provision for loan losses	2,575,000	1,800,000	1,450,000
Increase (decrease) in cash due to changes in certain assets and liabilities:
Proceeds from the sale of mortgage loans held-for-sale	236,753,057	239,365,825	318,259,993
Production of mortgage loans held-for-sale	(230,775,664)	(229,175,623)	(331,901,669)
Accrued interest receivable	125,710	(409,704)	506,507
Mortgage servicing asset	(1,935,108)	(2,227,511)	(4,750,197)
Other assets	(781,711)	(326,919)	(1,919,090)
Accrued interest payable and other liabilities	537,802	2,865,950	2,335,012

Net cash from operating activities	19,240,492	25,296,607	(4,415,904)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	5,670,252	300,000	18,315,428
Proceeds from the maturity of available-for-sale securities	19,030,000	7,300,000	2,895,000
Purchases of available-for-sale securities	(23,533,877)	(4,000,000)	—
Proceeds from the maturity or call of held-to-maturity securities	4,954,467	4,077,273	2,330,603
Purchases of held-to-maturity securities	(1,347,865)	(81,579)	(5,484,218)
Purchase of restricted equity securities	—	(468,200)	(311,500)
Proceeds from sale of restricted equity securities	—	487,013	—
Net change in loans made to customers	(40,319,910)	(64,947,534)	(68,850,433)
Investment in low-income housing tax credits	—	(10,000)	—
Investment in bank-owned life insurance	—	—	(3,174,000)
Proceeds from the sale of property and equipment	—	25,269	—
Proceeds from the sale of other real estate owned	63,174	876,690	290,187
Payments made for purchase of property and equipment	(1,042,699)	(1,589,572)	(1,151,825)

Net cash from investing activities	(36,526,458)	(58,030,640)	(55,140,758)

COLUMBIA BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	$26,498,587	$66,596,197	$29,183,436
Net change in time certificates	11,235,449	(5,396,585)	19,024,644
Net increase (decrease) in notes payable	(5,151,481)	(8,769,596)	9,535,318
Proceeds from issuance of subordinated debentures	—	4,000,000	—
Dividends paid and cash paid for fractional shares	(2,666,573)	(2,593,588)	(2,569,581)
Proceeds from the exercise of stock options	782,637	1,008,572	307,455
Repurchase of common stock	(247,995)	(4,023,170)	(427,503)

Net cash from financing activities	30,450,624	50,821,830	55,053,769

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,164,658	18,087,797	(4,502,893)
CASH AND CASH EQUIVALENTS, beginning of year	40,701,535	22,613,738	27,116,631

CASH AND CASH EQUIVALENTS, end of year	$53,866,193	$40,701,535	$22,613,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$6,728,204	$7,784,590	$11,705,699

Taxes paid in cash	$6,027,000	$5,919,000	$2,906,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain or loss on available-for-sale securities, net of taxes	$(122,030)	$(163,538)	$422,705

Change in fair value of interest-rate swap	$(20,221)	$—	$—

Cash dividend declared and payable after year-end	$787,552	$628,990	$642,858

Transfers of loans to other real estate owned	$104,700	$553,100	$640,176

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations - Columbia Bancorp (Columbia) was incorporated on October 3, 1995, and became the holding company of Columbia River Bank (the Bank) effective January 1, 1996. The Bank is a state-chartered financial institution authorized to provide banking services in the states of Oregon and Washington. With its administrative headquarters in The Dalles, Oregon, the Bank operates 18 branch facilities, 15 in Wasco, Hood River, Deschutes, Clackamas, Jefferson, Umatilla, and Yamhill counties in Oregon, and three branches in Benton and Klickitat counties in Washington. The Bank operates a mortgage banking division, the Mortgage Team, which provides services to all banking branches of the Bank. In December 2002, Columbia formed Columbia Bancorp Trust I, a wholly-owned Delaware statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). During December 2002, the Trust issued $4 million in Trust Preferred Securities. Substantially all activity of Columbia is conducted through its subsidiary bank. The Bank, along with Columbia, is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

All significant intercompany accounts and transactions between Columbia and its subsidiaries have been eliminated in the preparation of the consolidated financial statements.

Management’s estimates and assumptions - Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Significant estimations made by management primarily involve the calculation of the allowance for loan losses and the valuation of the mortgage servicing asset.

Cash and cash equivalents - Cash and cash equivalents normally include cash on hand, amounts due from banks, and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. As of December 31, 2003 and 2002, the Bank had no reserve requirement to be maintained at the Federal Reserve; however, total clearing balance requirements at December 31, 2003 and 2002, were $400,000.

Investment securities - Columbia is required to specifically identify its investment securities as “held-to-maturity,” “available-for-sale,” or “trading accounts.” Accordingly, management has determined that all investment securities held at December 31, 2003 and 2002, are either “held-to-maturity” or “available-for-sale” and conform to the following accounting policies:

Securities held-to-maturity - Bonds, notes, and debentures for which Columbia has the intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Securities available-for-sale - Available-for-sale securities consist of bonds, notes, debentures, and certain equity securities not classified as held-to-maturity securities. Securities are generally classified as available-for-sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments, and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

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

Restricted equity securities - Columbia’s equity investments in the Federal Home Loan Bank and the Federal Agriculture Mortgage Corporation are classified as restricted equity securities since ownership of these instruments is restricted and they do not have an active market. These investments are carried at cost.

Loans held-for-sale - Mortgage loans held-for-sale are carried at the lower of cost or estimated fair market value. Fair market value is determined on an aggregate loan basis. At December 31, 2003 and 2002, mortgage loans held-for-sale were carried at cost which approximated fair market value.

Loans, net of allowance for loan losses and unearned loan fees - Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned loan fees. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

The Bank does not accrue interest on loans for which payment in full of principal and interest is not expected, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Nonaccrual loans are considered impaired loans. Each impaired loan is carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral dependent. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or when the loan is removed from nonaccrual status. Large groups of smaller balance, homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank may not separately identify individual consumer and residential loans for evaluation of impairment.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay. Various regulatory agencies, as a regular part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of the examinations.

Property and equipment - Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment, and 31-1/2 years for building premises.

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired from the purchase of Valley Community Bancorp in 1998, and was amortized by the straight-line method over a 15-year period until December 31, 2001. Under Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Bank ceased amortization of goodwill effective January 1, 2002, completed its initial assessment of goodwill impairment in March 2002, and has completed the annual assessment each December thereafter. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Columbia’s reporting units are generally consistent with the operating segments identified in Note 23 — Segment Information. Neither the initial or annual assessments have identified impairment of goodwill such that the net book value of the reporting unit exceeded its estimated fair value.

The following summarizes the effects of adoption of SFAS No. 142 for the years ended December 31, 2003, 2002, and 2001 (in thousands, except per share data):

	2003	2002	2001

Reported net income	$9,834	$9,381	$7,374
Add back goodwill amortization	—	—	629

Adjusted net income	$9,834	$9,381	$8,003

Basic earnings per share:
Reported	$1.13	$1.05	$0.83
Adjusted	$1.13	$1.05	$0.91
Diluted earnings per share:
Reported	$1.09	$1.03	$0.81
Adjusted	$1.09	$1.03	$0.88

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Mortgage servicing asset, net of amortization and valuation allowance - Mortgage servicing rights retained are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of sale. Mortgage servicing rights retained are capitalized and included with the mortgage servicing asset (MSA) at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenues. Impairment of the mortgage servicing asset is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows of servicing revenues less servicing costs based on current market interest rates, inflation rates, and industry prepayment rates in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The amount of a valuation allowance recognized is the amount by which the capitalized mortgage servicing asset exceeds the calculated fair value.

Investment in a limited partnership - Columbia has a 10% interest in a limited partnership that owns and operates affordable housing projects. Investment in these projects serves as an element of Columbia’s compliance with the Community Reinvestment Act, and Columbia receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. Columbia uses the equity method in accounting for its interest in the partnership’s operating results; tax credits are recorded in the years they become available to reduce income taxes.

Other real estate owned - Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in noninterest income and expense. At December 31, 2003, the Bank held $41,500 in other real estate owned. The Bank held no other real estate owned as of December 31, 2002.

Income taxes - Deferred income tax assets and liabilities are determined based on the tax effects of the differences between the book and tax bases of the various balance sheet assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred income tax assets and liabilities are adjusted through the provision for income taxes.

Advertising - Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses include promotional expenses such as public relations costs and donations, and were $536,871, $500,086, and $549,735 for the years ended December 31, 2003, 2002, and 2001, respectively.

Earnings per share - Basic earnings per share is computed by dividing net income available to shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed under the treasury stock method.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Stock options - Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan using the intrinsic value-based method. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had compensation cost for Columbia’s 2003, 2002, and 2001 grants under its stock-based compensation plan been determined consistent with the fair value-based method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for December 31, 2003, 2002, and 2001, would approximate the pro forma amounts shown below (in thousands, except per share data).

	2003	2002	2001

Net income:
As reported	$9,834	$9,381	$7,374
Pro forma	$9,657	$8,570	$6,823
Basic earnings per share:
As reported	$1.13	$1.05	$0.83
Pro forma	$1.11	$0.96	$0.77
Diluted earnings per share:
As reported	$1.09	$1.03	$0.81
Pro forma	$1.07	$0.94	$0.75

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2003, 2002, and 2001:

	2003	2002	2001

Dividend yield	2.14%	2.14%	3.00%
Expected life (years)	6.00	6.00	3.32
Expected volatility	43.71%	45.25%	29.77%
Risk-free rate	3.02%	2.08%	3.74%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Off-balance-sheet financial instruments - In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Derivative financial instruments - Columbia has adopted SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133.” All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized in the consolidated balance sheets at fair value. SFAS No. 133 requires that the accounting for gains or losses from changes in the derivative instrument’s fair value is contingent upon whether the derivative instrument qualifies as a hedge under the accounting standard. On the date Columbia enters into a derivative contract, Columbia designates the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) a hedge for trading, customer accommodation, or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability, or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within shareholders’ equity and subsequently reclassified to net income in the same period(s) that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income. Columbia formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. Columbia has historically used forward sales contract derivatives as a strategy to mitigate the risk associated with interest rate volatility and currently uses an interest-rate swap to mitigate the variability of interest payments on the Trust Preferred Securities. Columbia also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items.

Fair value of financial instruments - The following methods and assumptions were used by Columbia in estimating fair values of financial instruments as disclosed herein:

Held-to-maturity, available-for-sale, and restricted equity securities - Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

Loans receivable - For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values, where applicable.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Deposit liabilities - The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate money market accounts and fixed-term certificates of deposit (CDs) approximate their fair values at the reporting date. Fair values for fixed-rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings - The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term debt - The fair value of the Bank’s long-term debt is estimated using a discounted cash flow analysis based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Off-balance-sheet instruments - The Bank’s off-balance-sheet instruments include unfunded commitments to extend credit and standby letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Recently issued accounting standards - In June 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities (or an asset in some circumstances). Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Columbia’s management does not expect that the application of the provisions of this statement will have a material impact on Columbia’s consolidated financial statements.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46. As a public entity that is not a “Small Business Issuer,” Columbia is now required to apply FIN 46 to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. Columbia’s management does not expect that the application of the provisions of this interpretation will have a material impact on Columbia’s consolidated financial statements.

Reclassifications - Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform with current year presentations.

NOTE 2 - INVESTMENT SECURITIES

The amortized cost and estimated fair values of Columbia’s investment securities at December 31, 2003 and 2002, are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2003:
Available-for-sale securities:
Obligations of U.S. government agencies	$12,980,989	$24,165	$(1,250)	$13,003,904
Corporate equity securities	75,000	3,750	—	78,750
Municipal securities	739,455	53,537	—	792,992

	$13,795,444	$81,452	$(1,250)	$13,875,646

Held-to-maturity securities:
Mortgage-backed securities	$1,866,412	$62,116	$—	$1,928,528
Municipal securities	13,016,058	818,153	(539)	13,833,672
Obligations of U.S. government agencies	81,258	—	—	81,258

	$14,963,728	$880,269	$(539)	$15,843,458

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES - (continued)

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002:
Available-for-sale securities:
Obligations of U.S. government agencies	$11,499,888	$143,700	$—	$11,643,588
Corporate debt securities	1,228,919	37,253	—	1,266,172
Corporate equity securities	112,987	—	—	112,987
Municipal securities	1,643,884	83,063	—	1,726,947

	$14,485,678	$264,016	$—	$14,749,694

Held-to-maturity securities:
Mortgage-backed securities	$3,770,306	$149,815	$—	$3,920,121
Municipal securities	14,748,450	689,734	(536)	15,437,648
Obligations of U.S. government agencies	81,579	—	—	81,579

	$18,600,335	$839,549	$(536)	$19,439,348

The following table presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less than 12 months		12 months or more		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of U.S. government agencies	$1,998,750	$(1,250)	$—	$—	$1,998,750	$(1,250)
Municipal securities	—	—	65,098	(539)	65,098	(539)

	$1,998,750	$(1,250)	$65,098	$(539)	$2,063,848	$(1,789)

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES - (continued)

The amortized cost and estimated fair value of investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-For-Sale		Held-To-Maturity

		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$7,107,096	$7,113,569	$2,160,255	$2,216,759
Due after one year through five years	6,613,348	6,683,327	2,203,885	2,290,416
Due after five years through ten years	—	—	9,169,430	9,816,017
Due after ten years	—	—	1,430,158	1,520,266

	13,720,444	13,796,896	14,963,728	15,843,458
Corporate equity securities	75,000	78,750	—	—

	$13,795,444	$13,875,646	$14,963,728	$15,843,458

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

As of December 31, 2003 and 2002, investment securities with an amortized cost of $14,042,333 and $15,270,194, respectively, have been pledged to secure notes payable at the Federal Home Loan and Federal Reserve banks and public or other deposits, as required by law.

NOTE 3 - RESTRICTED EQUITY SECURITIES

The composition of restricted equity securities is as follows:

	2003	2002

Federal Home Loan Bank stock	$2,833,700	$2,688,800
Federal Agriculture Mortgage Corporation stock	9,400	9,400

	$2,843,100	$2,698,200

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of the following:

	2003	2002

Commercial	$86,163,437	$69,881,954
Agriculture	64,058,572	61,770,202
Real estate	206,754,240	181,456,664
Real estate — construction	87,426,996	91,035,925
Consumer	18,241,447	20,936,603
Credit card and other loans	6,975,262	6,497,855

	469,619,954	431,579,203
Less allowance for loan losses	(6,612,308)	(6,416,691)
Less unearned loan fees	(1,449,881)	(1,244,957)

	$461,557,765	$423,917,555

Impaired loans had a recorded investment of $3,292,632 and $742,049 at December 31, 2003 and 2002, respectively. The Bank’s average investment in impaired loans, measured on the basis of the present value of expected future cash flows discounted at the loans’ effective interest rates, was approximately $4,024,000 and $1,076,000 during 2003 and 2002, respectively. The total allowance for loan losses related to these loans at December 31, 2003 and 2002, was approximately $1,111,000 and $253,000, respectively. Had the impaired loans performed according to their original terms, additional interest income of $589,125, $215,663, and $209,415 would have been recognized in 2003, 2002, and 2001, respectively. No interest income has been recognized on impaired loans during the period of impairment.

Changes in the allowance for loan losses were as follows:

	2003	2002	2001

BALANCE, beginning of year	$6,416,691	$5,311,715	$4,577,941
Provision for loan losses	2,575,000	1,800,000	1,450,000
Loans charged off	(2,533,417)	(886,156)	(799,583)
Loan recoveries	154,034	191,132	83,357

BALANCE, end of year	$6,612,308	$6,416,691	$5,311,715

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - MORTGAGE SERVICING AND LENDING ACTIVITIES

Mortgages serviced for others, which totaled $444.6 million and $488.5 million at December 31, 2003 and 2002, respectively, are not included in the accompanying consolidated balance sheets. However, a mortgage servicing asset (MSA) relating to this portfolio is recorded by the Bank as an asset based on calculations using a discounted cash flow model, which incorporates the expected life of the loans, estimated costs to service the loans, servicing fees to be received, and other factors, in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The key assumptions, segmented by interest rate tranches, used to value the MSA at December 31, 2003, were as follows:

				Adjustable
	< = 6.00%	6.01% – 7.00%	> = 7.01%	Rate

Unpaid principal balance	$213,668,053	$133,778,637	$67,798,600	$29,403,964
Number of loans	1,656	1,180	706	247
Weighted-average term to maturity (months)	235	280	312	72
Estimated loan life (months)	89	57	38	27
Servicing cost per loan per month, net of ancillary income	$25	$25	$25	$40
Discount rate	10% – 13%	9.5% – 13%	12.5%	12.5%

The changes in the balance of the MSA were as follows:

	2003	2002	2001

MSA balance, beginning of year	$4,614,391	$6,196,801	$2,759,687
Additions for capitalized servicing right premiums	1,935,108	2,227,511	4,750,197
Amortization of MSA	(2,000,050)	(1,028,810)	(395,354)
Valuation allowance adjustments	(858,000)	(2,781,111)	(917,729)

	$3,691,449	$4,614,391	$6,196,801

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - MORTGAGE SERVICING AND LENDING ACTIVITIES - (continued)

The valuation allowance provides for adjustments to the cost basis of the total mortgage servicing assets to estimated fair value. The fair value adjustment is recorded as an adjustment to the income of the Mortgage Team net revenues when recognized. Mortgage Team net revenues consisted of the following:

	2003	2002	2001

Mortgage loan origination and processing fee income	$2,337,879	$2,513,005	$1,662,268
Loan servicing fees	1,193,393	1,163,815	631,440
Net mortgage servicing income (expense)	(924,092)	(1,582,410)	3,445,995
Gain (loss) on loan sales	(288,909)	1,353,772	(222,371)
Servicing release premium	253,607	461,982	—
Hedge expense	(140,206)	(1,720,539)	(1,253,891)
Other	—	3,689	—

Mortgage Team net revenues	$2,431,672	$2,193,314	$4,263,441

NOTE 6 - PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized as follows:

	2003	2002

Land	$3,468,310	$3,491,377
Construction in progress	355,759	145,741
Buildings and improvements	10,171,670	10,153,556
Furniture and equipment	6,730,885	6,521,588

Total property and equipment	20,726,624	20,312,262
Less accumulated depreciation	(6,959,715)	(6,128,411)

Property and equipment, net of accumulated depreciation	$13,766,909	$14,183,851

For certain bank branch facilities, Columbia leases office space to third parties. Minimum future rental income from noncancellable leases for the next five years beginning in 2004 is approximately $94,000, $94,000, $80,000, $74,000, and $74,000. Minimum lease rental income for the year 2009 and thereafter is approximately $80,000.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - TIME CERTIFICATES

Time certificates of deposit of $100,000 and over, aggregated $38,333,812 and $44,746,175 at December 31, 2003 and 2002, respectively. Brokered time certificates had an aggregate carrying value of $26,170,676 and $16,179,793 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities for all time certificates are as follows:

Years ending December 31,	2004	$68,870,645
	2005	22,224,563
	2006	15,344,435
	2007	7,344,686
	2008	6,654,821
	Thereafter	2,308,674

		$122,747,824

NOTE 8 - LINES OF CREDIT AND BORROWED FUNDS

The Bank has federal funds line of credit agreements with five financial institutions and the Federal Reserve Bank of San Francisco. Maximum aggregate borrowings available under these lines totaled $31.4 million, with available line of credit funds reduced by other borrowings. These lines support short-term liquidity and cannot be used for more than 1 to 15 consecutive business days, depending on the lending institution. At December 31, 2003 and 2002, there were no borrowings outstanding under these agreements.

The Bank is a member of the Federal Home Loan Bank (FHLB) of Seattle and has entered into credit arrangement with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. As of December 31, 2003 and 2002, the Bank had total borrowings outstanding with the FHLB of $21,133,465 and $26,284,946, respectively, with no outstanding advances under the “Cash Management Advance” program. Interest rates for borrowings under the Cash Management Advance agreement fluctuate daily at market rates for each borrowing. Interest rates on notes outstanding range from 1.18% to 6.08%. The Bank had $41,545,535 available for additional borrowings at December 31, 2003.Maximum borrowings available from the FHLB for notes payable, lines of credit, and the Cash Management Advance agreement totaled $62,679,000 at December 31, 2003.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LINES OF CREDIT AND BORROWED FUNDS - (continued)

The Bank had outstanding notes from the FHLB at December 31, 2003 and 2002, as follows:

December 31, 2003			December 31, 2002

		Weighted-			Weighted-
		Average			Average
	Maturity	Interest		Maturity	Interest
Amount	Year	Rate	Amount	Year	Rate

$5,921,147	2004	2.22%	$10,728,495	2003	3.94%
3,750,000	2005	3.17%	3,254,480	2004	4.47%
3,000,000	2006	2.70%	3,750,000	2005	3.17%
6,500,000	2007	4.78%	1,000,000	2006	4.65%
1,180,334	2008	3.63%	6,500,000	2007	4.78%
781,984	2013	5.47%	220,334	2008	6.08%
			831,637	2013	5.47%

$21,133,465		3.44%	$26,284,946		4.20%

The Bank also participates in the U.S. Treasury Department’s Treasury Investment Program, which facilitates the acceptance and processing of federal tax deposits. Under this program, the Bank is authorized to accumulate daily tax payments up to authorized limits, and deploy the funds in short-term investments. In exchange, the Bank is required to issue a fully collateralized demand note to the U.S. Treasury and pay interest at the federal funds rate minus 25 basis points. As of December 31, 2003 and 2002, the Bank had $850,000 outstanding under this program.

NOTE 9 - TRUST PREFERRED SECURITIES

In December 2002, Columbia formed a wholly-owned Delaware statutory business trust subsidiary, Columbia Bancorp Trust I (the Trust), which issued $4,000,000 of guaranteed undivided beneficial interests in Columbia’s Junior Subordinated Deferrable Interest Debentures (Trust Preferred Securities). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by Columbia. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $4,124,000 of junior subordinated debentures of Columbia. The debentures which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.3% per annum of the stated liquidation value of $1,000 per capital security. Columbia has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust, and (3) payments due upon a

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TRUST PREFERRED SECURITIES - (continued)

voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2033, or upon earlier redemption as provided in the indenture. Columbia has the right to redeem the debentures purchased by the Trust in whole or in part, on or after January 7, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued but unpaid interest. For the years ended December 31, 2003 and 2002, Columbia paid interest expense related to the Trust Preferred Securities of $187,162 and $6,803, respectively.

NOTE 10 - INTEREST-RATE SWAP

During January 2003, in connection with the issuance of $4,000,000 of floating-rate Trust Preferred Securities described in Note 9, Columbia entered into an interest-rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, Columbia will pay 3.27% on a notional amount of $4,000,000 and receive credit for the 90-day LIBOR rate on the same amount. The effect of this transaction was the conversion of the $4,000,000 trust preferred issuance from a floating rate at 90-day LIBOR plus 330 basis points to a fixed rate of 6.57% for five years, the point at which Columbia has the option to call the Trust Preferred Securities. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” For the period ended December 31, 2003, the hedge has been highly effective in achieving offsetting cash flows attributable to the hedged risk.

NOTE 11 - INCOME TAXES

The provision for income taxes consists of the following:

	2003	2002	2001

Current tax provision:
Federal	$5,077,462	$4,989,761	$2,597,008
State	1,015,005	926,292	517,244

	6,092,467	5,916,053	3,114,252

Deferred tax (benefit) expense:
Federal	(479,137)	(613,200)	1,117,892
State	(49,021)	(79,356)	144,668

	(528,158)	(692,556)	1,262,560

Provision for income taxes	$5,564,309	$5,223,497	$4,376,812

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (continued)

The components of the deferred income tax (benefit) expense consist of the following:

	2003	2002	2001

Mortgage servicing rights	$(350,718)	$(601,316)	$1,306,104
Loan loss provision not deductible for tax	(141,778)	(371,906)	(275,426)
Difference between book and tax depreciation methods	(117,890)	217,179	195,279
Difference between accrual and cash basis tax reporting	—	—	(17,406)
Deferred compensation	(53,472)	(22,933)	7,083
Difference between book and tax recognition of Federal Home Loan Bank stock dividends	54,957	60,031	46,926
Cash surrender value greater than investment in life insurance policies	55,186	101,584	—
Other differences	25,557	(75,195)	—

Deferred income tax (benefit) expense	$(528,158)	$(692,556)	$1,262,560

The net deferred tax asset (liability) consists of the following:

	2003	2002

Deferred tax assets:
Allowance for loan losses	$2,355,307	$2,213,529
Purchased state tax credits	300,600	—
Deferred compensation	198,201	144,729
Other	49,638	75,195

	2,903,746	2,433,453

Deferred tax liabilities:
Mortgage servicing rights	(1,402,751)	(1,753,469)
Accumulated depreciation	(959,847)	(1,077,737)
Cash surrender value greater than life insurance policies	(156,770)	(101,584)
Federal Home Loan Bank stock dividends	(321,511)	(266,554)

	(2,840,879)	(3,199,344)

Net deferred tax asset (liability)	$62,867	$(765,891)

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - INCOME TAXES - (continued)

Management believes, based upon Columbia’s historical performance, that the deferred tax assets will be realized in the normal course of operations and, accordingly, management has not reduced deferred tax assets by a valuation allowance.

The tax provision differs from the combined federal and state statutory rate of 38.6% due principally to the effect of tax exemptions for interest received on municipal investments and the amortization of nondeductible goodwill for tax purposes.

A reconciliation between the combined federal and state income tax rate and the effective tax rate is as follows:

	2003	2002	2001

Federal income taxes at statutory rate	$5,234,876	$4,965,565	$3,995,180
State income tax expense, net of federal income tax benefit	534,522	549,190	474,257
Effect of nontaxable interest income	(236,035)	(257,239)	(263,510)
Effect of nondeductible goodwill amortization	—	—	213,732
Other	30,946	(34,019)	(42,847)

	$5,564,309	$5,223,497	$4,376,812

	36%	36%	37%

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the year, retroactively adjusted for stock dividends and splits. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under existing stock option plans. The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2003, 2002, and 2001.

	2003	2002	2001

Basic earnings per share:
Income available to common shareholders	$9,833,796	$9,381,105	$7,373,717

Weighted-average common shares outstanding	8,716,572	8,900,643	8,836,431

Basic earnings per share	$1.13	$1.05	$0.83

Diluted earnings per share:
Income available to common shareholders	$9,833,796	$9,381,105	$7,373,717

Weighted-average common shares outstanding	8,716,572	8,900,643	8,836,431
Net effect of dilutive stock options — based on the treasury stock method using average market price	277,899	232,094	231,862

Weighted-average common shares outstanding and common stock equivalents	8,994,471	9,132,737	9,068,293

Diluted earnings per share	$1.09	$1.03	$0.81

Outstanding common stock options excluded from diluted earnings per share because their impact on the calculation would have been antidilutive totaled 20,000, 160,000, and 3,000 at December 31, 2003, 2002, and 2001, respectively.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCK OPTION PLAN

Columbia maintains a stock incentive plan originally adopted by the Bank in 1993 prior to Columbia’s formation. The plan, most recently amended in January 2002 and ratified by the shareholders in April 2002, allows for the granting of both incentive and nonstatutory stock options. The option price for incentive stock options cannot be less than 100% of the fair market value of the shares on the date of grant. The stock options expire ten years from the date of grant. The option price, number of shares granted recipients, and duration for the plan stock options are determined and approved by the Board of Directors.

The following summarizes options available and outstanding under this plan, retroactively adjusted for stock dividends and splits.

				Weighted-	Weighted-
			Non-	Average	Average
	Total	Incentive	statutory	Exercise	Fair
	Options	Options	Options	Price	Value

Options under grant and exercisable - December 31, 2000	404,908	326,401	78,507	$5.07
Options granted in 2001:
Incentive stock options	297,825	297,825	—	$7.50	$1.39
Nonstatutory stock options	61,202	—	61,202	$8.43	$1.19
Gifted shares in 2001	440	—	440	$—
Options exercised in 2001:
Incentive stock options	(43,735)	(43,735)	—	$4.80
Nonstatutory stock options	(19,687)	—	(19,687)	$4.96
Options expired or forfeited in 2001	(2,750)	(1,650)	(1,100)	$6.71

Options under grant and exercisable - December 31, 2001	698,203	578,841	119,362	$6.43
Options granted in 2002:
Incentive stock options	168,677	168,677	—	$13.45	$4.97
Nonstatutory stock options	15,400	—	15,400	$10.65	$4.08
Options exercised in 2002:
Incentive stock options	(137,093)	(137,093)	—	$5.79
Nonstatutory stock options	(32,003)	—	(32,003)	$6.71
Options expired or forfeited in 2002	(5,940)	(5,940)	—	$6.53

Options under grant and exercisable - December 31, 2002	707,244	604,485	102,759	$8.21

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCK OPTION PLAN - (continued)

				Weighted-	Weighted-
			Non-	Average	Average
	Total	Incentive	statutory	Exercise	Fair
	Options	Options	Options	Price	Value

Options granted in 2003:
Incentive stock options	30,432	30,432	—	$13.64	$5.05
Nonstatutory stock options	26,167	—	26,167	$16.19	$6.02
Options exercised in 2003:
Incentive stock options	(98,082)	(98,082)	—	$6.37
Nonstatutory stock options	(20,894)	—	(20,894)	$7.56
Options expired or forfeited in 2003	(5,990)	(5,990)	—	$12.91

Options under grant and exercisable – December 31, 2003	638,877	530,845	108,032	$9.06

Options reserved – December 31, 2003	236,181

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - STOCK OPTION PLAN - (continued)

The following table summarizes information regarding stock options outstanding at December 31, 2003, under Columbia’s stock option plan:

Incentive Stock Options			Nonstatutory Stock Options

	Number	Average		Number	Average
	of Options	Remaining		of Options	Remaining
Exercise	Outstanding	Contractual Life	Exercise	Outstanding	Contractual Life
Price	and Exercisable	(in years)	Price	and Exercisable	(in years)

$3.04	23,847	1.5	$3.04	14,850	1.5
$5.08	50,369	3.6	$5.08	13,202	3.6
$10.45	3,300	4.3	$6.25	3,657	6.0
$7.27	1,100	5.4	$6.59	5,197	7.1
$7.05	2,200	5.4	$8.96	37,642	8.0
$6.25	67,508	6.0	$10.65	9,817	8.6
$6.59	104,679	7.1	$13.64	3,667	9.0
$7.50	1,650	7.5	$16.61	20,000	9.9
$8.96	97,962	8.0
$10.09	2,145	8.2
$10.36	2,200	8.3
$13.55	144,003	9.0
$13.64	27,132	9.0
$13.54	550	9.1
$13.77	2,200	9.2

	530,845			108,032

Under the 2002 amended stock option plan, an aggregate of no more than 10% of the issued and outstanding shares of Columbia’s common stock is available for award or grant. As of December 31, 2003, this percentage applied to Columbia’s issued and outstanding common stock represented 875,058 shares.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EMPLOYEE BENEFIT PLANS AND AGREEMENTS

Columbia has established an employee stock ownership plan (ESOP) for the benefit of its employees. The ESOP allows participation by all employees over the age of 20 who have also met minimum service requirements. Contributions to the ESOP are at the discretion of the Board of Directors and are used to purchase shares of Columbia’s common stock. Employees are not permitted to contribute individually to the ESOP but vest in their proportionate share of the ESOP interest through six years of participation. The allocated shares in the ESOP are considered outstanding for purposes of calculating earnings per share. For the years ending December 31, 2003, 2002, and 2001, Columbia contributed $100,000, $100,000, and $280,000, respectively, to the ESOP.

The ESOP’s assets as of December 31 were as follows:

	2003	2002

Allocated shares, retroactively adjusted for stock dividends and splits	344,217	397,590

Cash on hand	$23,090	$36,151

Columbia has also adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially, all employees over the age of 18 are eligible to participate in the plan. Employees may elect to defer and contribute up to the statutory limits. Their contributions and those of Columbia, which are limited to 100% of employee contributions up to 4% of total participant compensation, are invested by plan trustees in employee-designated funds. For the years ending December 31, 2003, 2002, and 2001, Columbia contributed approximately $451,000, $456,000, and $128,000, respectively, to the plan.

Columbia has established an employee incentive compensation program which provides eligible participants additional compensation based upon the achievement of certain Bank goals. For the years ending December 31, 2003, 2002, and 2001, additional compensation of approximately $1,371,000, $2,227,000, and $1,302,000, respectively, was paid to eligible employees pursuant to this program.

Columbia entered into both employment and retirement agreements, beginning in 1996 and later amended, with its former chief executive officer. The employment agreement provided for the former chief executive officer’s salary and customary benefits until the agreement terminated upon retirement in May 2001. The retirement agreement provides annual post-retirement compensation for a seven-year period after the former chief executive officer’s retirement. Columbia’s obligation under the agreement was partially funded with a $120,000 interest-earning investment and is being paid in annual installments of $48,000 plus interest earned on the $120,000 of invested funds. At December 31, 2003, Columbia had a liability recorded of approximately $207,000 as its obligation for past services pursuant to the retirement agreement.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - EMPLOYEE BENEFIT PLANS AND AGREEMENTS - (continued)

During 2001, Columbia purchased bank-owned life insurance (BOLI) to support life insurance, salary continuation, and deferred compensation benefits for certain key employees. As of December 31, 2003 and 2002, Columbia recognized a salary continuation liability of $226,405 and $121,076, respectively, and an elective deferred compensation liability of $87,842 and $19,353, respectively, pursuant to these benefit plans. Payments under the salary continuation component commence when the respective key employee reaches the age of 62 and the economic value of the insurance coverage allocated to the employee’s estate is then reported as taxable income to that employee. As of December 31, 2003 and 2002, the cash surrender value of the BOLI was $3,540,222 and $3,394,999, respectively.

During 2002, Columbia entered into an employment agreement for a phantom stock grant with the chief executive officer (CEO). The CEO received 15,764 units at a price of $8.96, retroactively adjusted for stock dividends and splits, and exercisable any time after December 31, 2002. Upon exercise of the grant, the CEO will receive a cash payment equal to the difference between the unit grant price and the common stock price for each unit on the date of exercise. As of December 31, 2003, no units have been exercised. Columbia has recognized a liability and a corresponding charge to salaries and employee benefits for the phantom stock grant in the amount of $130,626 and $73,231 as of December 31, 2003 and 2002, respectively.

NOTE 15 - TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal stockholders are customers of and have had banking transactions with the Bank, and the Bank expects to have such transactions in the future. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. The amount of loans outstanding to directors, executive officers, principal shareholders, and companies with which they are associated was as follows:

	2003	2002

BALANCE, beginning of year	$11,082,369	$7,107,507
Loans made	1,112,282	6,227,476
Loans repaid	(1,842,487)	(2,252,614)

BALANCE, end of year	$10,352,164	$11,082,369

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - CONCENTRATIONS OF CREDIT RISK

All of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market areas. The majority of such customers are also depositors of the Bank. Investments in state and municipal securities are not significantly concentrated within any one region of the United States. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2003. The Bank’s loan policies do not allow the extension of credit to any single borrower or group of related borrowers in excess of $1,250,000 without approval from either the Bank’s loan committee, president, or chief credit officer.

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

	Contract Amounts
	December 31,

	2003	2002

Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$162,232,037	$148,938,344
Undisbursed credit card lines of credit	17,332,801	15,219,916
Commercial and standby letters of credit	2,466,414	2,654,194

	$182,031,252	$166,812,454

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

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK - (continued)

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

NOTE 18 - RISK MANAGEMENT ACTIVITIES

During the fourth quarter of 2003, the Bank discontinued its practice of entering into derivative financial instruments to mitigate the risk that a change in interest rates might result in a decline in the value of the Mortgage Team’s committed loan pipeline and adversely impact revenues. The Mortgage Team has continued to generate mortgage loans for sale; however, loans produced are sold on a “best efforts” basis. The overall consideration received for best efforts sales generally results in less revenue on a per loan basis. The execution of best efforts results in a loan commitment to an investor 30 to 60 days prior to funding. Under best efforts, interest rate risk is shifted away from the Bank and onto the investor.

Prior to the recent change, the Bank’s policy required a hedge using forward contracts for the sale of mortgage-backed securities or using purchase/sale option contracts, designated as fair value hedges, when the pipeline of committed fixed-rate conforming loans aggregated certain dollar thresholds. The hedge transactions were entered into to protect the Bank’s mortgage loan pipeline from interest rate risks that might arise from suddenly increasing or falling rates during the loan origination period through delivery to third-party purchases. To mitigate this risk, the Bank anticipated potential interest rate changes and factors that influenced pipeline fallout, which represented the percentage of loans that were not expected to close, in calculating the amount of derivative instruments to execute.

There were no forward sales or option contracts outstanding as of December 31, 2003. As of December 31, 2002, forward sales and option contracts to sell mortgage-backed securities were $27,000,000 in maturities of up to two months. Derivative instruments as of December 31, 2002 and 2001, had an unrealized loss of $322,248 and an unrealized gain of $120,969, respectively, each recognized in the consolidated statements of income and comprehensive income. The mortgage-backed securities that were to be delivered under these contracts were fixed-rate and generally corresponded with the composition of the Bank’s committed loan pipeline. Changes in the fair value of the mortgage loan commitments and forward sales contracts have been recognized in “Mortgage Team net revenues” in the consolidated statements of income and comprehensive income.

In a falling interest rate environment, the Bank expected to recognize a loss on the derivative instrument and a gain on the sale of funded loans from the committed loan pipeline. The “effectiveness” of the Bank’s hedging activities was measured by assessing the net losses and gains on derivative instruments realized, unrealized premiums and discounts on loan sales, and yield spread premium payments on mortgage loans sold.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - RISK MANAGEMENT ACTIVITIES - (continued)

The hedge ineffectiveness aggregated to losses of $429,115, $366,767, and $1,476,262 for each of the years in the three-year period ended December 31, 2003. Hedge ineffectiveness resulted from the Bank’s decision to subsidize loan pricing in order to increase its mortgage servicing asset volume. Revenues from servicing rights premiums were not considered in the measure of effectiveness. The ineffectiveness from hedging activities, along with the servicing retained premiums, servicing release premiums, servicing income, and other servicing expenses, are included in “Mortgage Team net revenues” in the consolidated statements of income and comprehensive income.

As of December 31, 2003 and 2002, the Bank had short-term rate and point commitments amounting to $3,800,000 and $27,000,000, respectively, to fund fixed-rate mortgage loan applications in process. Substantially all of these commitments are for periods of 60 days or less. After funding and sale of the mortgage loans, the Bank’s exposure to credit loss in the event of nonperformance by the mortgagor is limited. Prior to sale of the loan, the Bank has potential exposure to credit loss in the event of nonperformance by the counterparty. The Bank manages this credit risk by selecting only well established, financially strong counterparties.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of December 31, 2003, Columbia leased certain properties. Future minimum lease commitments are as follows:

Years ending December 31,	2004	$285,000
	2005	261,000
	2006	237,000
	2007	238,000
	2008	240,000
	Thereafter	855,000

		$2,116,000

Rental expense for all operating leases was $328,721, $261,972, and $166,189 for the years ended December 31, 2003, 2002, and 2001, respectively.

Legal contingencies - Columbia may become a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, there are no matters presently known to Columbia that are expected to have a material adverse effect on the consolidated financial condition of Columbia.

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Columbia Bancorp (unconsolidated parent company only) is as follows:

	December 31,

	2003	2002

ASSETS
Cash	$1,018,312	$863,808
Investment security held-to-maturity	81,258	81,579
Corporate equity securities	78,750	112,987
Investment in subsidiary Bank	60,341,388	53,254,732
Investment in Columbia Bancorp Trust I	125,410	124,000
Deferred tax asset	333,855	122,704
Other assets	1,139,640	677,409

TOTAL ASSETS	$63,118,613	$55,237,219

LIABILITIES
Junior Subordinated Deferrable Interest Debentures	$4,124,000	$4,124,000
Interest-rate swap liability	20,221	—
Dividend payable	787,552	628,990
Deferred compensation plan liability	181,686	143,496
Employee benefit withholding	135,530	143,800
Interest and other payables	65,160	6,552

Total liabilities	5,314,149	5,046,838

SHAREHOLDERS’ EQUITY
Common stock	31,520,099	17,841,700
Retained earnings	26,252,366	32,174,431
Accumulated comprehensive income, net of tax	31,999	174,250

Total shareholders’ equity	57,804,464	50,190,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$63,118,613	$55,237,219

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION - (continued)

	Years Ended December 31,

	2003	2002	2001

REVENUES
Equity in undistributed earnings of subsidiaries	$7,213,593	$7,208,039	$4,592,787
Dividends	2,909,603	2,500,000	3,150,000
Other	449,502	314,403	—
EXPENSES
Administrative and other expenses	(738,902)	(641,337)	(369,070)

Net income	$9,833,796	$9,381,105	$7,373,717

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,833,796	$9,381,105	$7,373,717
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(7,213,593)	(7,208,039)	(4,592,787)
Gain on sale of corporate equity securities	(457,265)	(294,133)	—
Loss on write-down of land	23,067	—	—
Changes in other assets and liabilities	(394,822)	(156,406)	(272,887)

Net cash from operating activities	1,791,183	1,722,527	2,508,043

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - PARENT COMPANY FINANCIAL INFORMATION - (continued)

	Years Ended December 31,

	2003	2002	2001

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Columbia Bancorp Trust I	$—	$(124,000)	$—
Purchase of corporate equity securities	(75,000)	—	—
Proceeds from sale of corporate equity securities	570,252	481,146	—
Purchase of held-to-maturity security	—	(81,579)	—

Net cash from investing activities	495,252	275,567	—

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid and cash paid for fractional shares	(2,666,573)	(2,593,588)	(2,569,581)
Repurchase of common stock	(247,995)	(4,023,170)	(427,503)
Proceeds from issuance of Junior Subordinated Deferrable Interest Debentures	—	4,124,000	—
Proceeds from the exercise of stock options	782,637	1,008,572	307,455

Net cash from financing activities	(2,131,931)	(1,484,186)	(2,689,629)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	154,504	513,908	(181,586)
CASH AND CASH EQUIVALENTS, Beginning of year	863,808	349,900	531,486

CASH AND CASH EQUIVALENTS, End of year	$1,018,312	$863,808	$349,900

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss or gain on available-for-sale securities, net of tax	$(122,030)	$(163,538)	$422,705

Change in fair value of interest-rate swap	$(20,221)	—	$—

Cash dividend payable	$787,552	$628,990	$642,858

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - REGULATORY MATTERS

Columbia and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on a bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Columbia and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003, that Columbia and the Bank meet all capital adequacy requirements to which they are subject.

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

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003
(dollars in thousands)
Total capital to risk- weighted assets:
Columbia Bancorp	$60,431	11.7%	$41,285	≥8%	N/A	N/A
Columbia River Bank	$58,968	11.5%	$41,164	≥8%	$51,455	≥10%
Tier 1 capital to risk- weighted assets:
Columbia Bancorp	$53,997	10.5%	$20,649	≥4%	N/A	N/A
Columbia River Bank	$52,534	10.2%	$20,581	≥4%	$30,872	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$53,997	9.2%	$23,501	≥4%	N/A	N/A
Columbia River Bank	$52,534	9.0%	$23,453	≥4%	$29,316	≥5%

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - REGULATORY MATTERS - (continued)

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2002
(dollars in thousands)
Total capital to risk- weighted assets:
Columbia Bancorp	$52,116	11.0%	$38,041	≥8%	N/A	N/A
Columbia River Bank	$51,168	10.8%	$37,996	≥8%	$47,458	≥10%
Tier 1 capital to risk- weighted assets:
Columbia Bancorp	$46,166	9.7%	$19,020	≥4%	N/A	N/A
Columbia River Bank	$45,230	9.5%	$18,983	≥4%	$28,475	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$46,166	8.6%	$21,558	≥4%	N/A	N/A
Columbia River Bank	$45,230	8.4%	$21,518	≥4%	$26,898	≥5%

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair values and the related carrying values of Columbia’s financial instruments (in thousands):

	2003		2002

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$33,810	$33,810	$28,414	$28,414
Interest-bearing deposits with banks	$5,101	$5,101	$8,552	$8,552
Federal funds sold	$14,956	$14,956	$3,735	$3,735
Investment securities available-for-sale	$13,876	$13,876	$14,750	$14,750
Investment securities held-to-maturity	$14,964	$15,843	$18,600	$19,439
Restricted equity securities	$2,843	$2,843	$2,698	$2,698
Loans held-for-sale	$2,792	$2,792	$8,770	$8,770
Loans, net of allowance for loan losses and unearned loan fees	$461,558	$465,772	$423,918	$423,918
Mortgage servicing asset	$3,691	$3,691	$4,614	$4,614
Financial liabilities:
Demand and savings deposits	$373,610	$373,610	$347,112	$347,112
Time certificates	$122,748	$126,048	$111,512	$113,642
Notes payable	$21,983	$22,345	$27,135	$27,999
Junior Subordinated Deferrable Interest Debentures	$4,000	$4,000	$4,000	$4,000

While estimates of fair value are based on management’s judgment of the most appropriate factors, there is no assurance that were Columbia to dispose of such items at December 31, 2003 and 2002, the estimated fair values would necessarily be achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2003 and 2002, should not necessarily be relied upon at subsequent dates.

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

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - SEGMENT INFORMATION

Columbia operates two primary segments, the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, Columbia River Bank, which operates 18 branch facilities in Oregon and Washington. The Bank offers loan, investment, and deposit products to its customers who range from individuals to medium-size agricultural and commercial companies. The mortgage banking segment consists of the Mortgage Team, with administrative offices in Bend, Oregon, and an additional eight offices in Oregon. The Mortgage Team offers a full range of mortgage lending services and products to its clients.

In 2002, management evaluated the internal controls and accounting processes of the Mortgage Team. As a result of this evaluation, certain activities were reclassified for internal financial statement purposes, thus affecting account level detail of the internal segment reporting process. Due to the overall volume and nature of transactions that impact secondary marketing activities, management determined it to be impracticable and of minimal benefit to restate prior periods for these account reclassification changes. The overall performance of the Bank and the overall composition of the reportable segments remain unchanged as a result of these internal segment reporting process changes.

Financial information that Columbia’s management uses to evaluate the reportable segments and the reconciliation to Columbia’s consolidated results are summarized as follows (in thousands):

	Community	Mortgage
	Banking	Banking	Consolidated

December 31, 2003
Net interest income before provision for loan losses	$30,998	$401	$31,399
Noninterest income	$3,808	$5,116	$8,924
Mortgage servicing asset amortization	$—	$2,000	$2,000
Impairment of mortgage servicing rights	$—	$858	$858
Salaries and benefits	$10,812	$2,244	$13,056
Occupancy expense, excluding depreciation	$749	$157	$906
Depreciation and amortization	$1,260	$91	$1,351
Income (loss) before provision for income taxes	$15,737	$(339)	$15,398
Goodwill	$7,389	$—	$7,389
Total assets	$575,463	$8,673	$584,136

COLUMBIA BANCORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - SEGMENT INFORMATION - (continued)

	Community	Mortgage
	Banking	Banking	Consolidated

December 31, 2002
Net interest income before provision for loan losses	$29,417	$417	$29,834
Noninterest income	$2,780	$5,771	$8,551
Mortgage servicing asset amortization	$—	$1,029	$1,029
Impairment of mortgage servicing rights	$—	$2,781	$2,781
Salaries and benefits	$10,310	$2,750	$13,060
Occupancy expense, excluding depreciation	$668	$151	$819
Depreciation and amortization	$1,141	$98	$1,239
Income (loss) before provision for income taxes	$15,883	$(1,278)	$14,605
Goodwill	$7,389	$—	$7,389
Total assets	$526,202	$18,124	$544,326
December 31, 2001
Net interest income before provision for loan losses	$22,639	$856	$23,495
Noninterest income	$3,558	$5,636	$9,194
Mortgage servicing asset amortization	$—	$395	$395
Impairment of mortgage servicing rights	$—	$918	$918
Salaries and benefits	$8,689	$2,733	$11,422
Occupancy expense, excluding depreciation	$576	$115	$691
Depreciation and amortization	$1,065	$74	$1,139
Goodwill amortization	$629	$—	$629
Income before provision for income taxes	$9,949	$1,802	$11,751
Goodwill	$7,389	$—	$7,389
Total assets	$452,260	$29,947	$482,207

The mortgage banking segment receives an intercompany cost-of-funds allocation, based on the average outstanding balance of the mortgage banking loans. This allocation is eliminated in consolidation; however, it appears as interest income for the community banking segment and interest expense in the mortgage banking segment in the tables above. For the years ended December 31, 2003, 2002, and 2001, the allocation was approximately $332,000, $950,000, and $882,000, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the fiscal year covered by this report, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation our principal executive and financial officers each conclude that our disclosure controls and procedures are effective in timely alerting them to material information required to be include in our periodic SEC reports. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of our plans, products or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls subsequent to our most recent evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors of Columbia who are standing for reelection is set forth under “Election of Directors” in Columbia’s Notice of Annual Meeting of Shareowners and Proxy Statement to be filed within 120 days after Columbia’s year end of December 31, 2003 (the “Proxy Statement”), which information is incorporated herein by reference.

     The names of the directors and executive officers of Columbia and their employer and principal occupation as of the date hereof are set forth below.

Directors:

Donald T. Mitchell, Chairman, Lumber Broker, Retired
Robert L.R. Bailey, Orchard View Farms, Owner
Charles F. Beardsley, Hershner & Bell Real Estate & Insurance, Owner
Richard E. Betz, Royal Columbia Farms, Inc, Bud-Rich Potato, Inc, Owner
William A. Booth, Booth & Kelly Real Estate & Insurance, Owner
Dennis L. Carver, Goldendale Chiropractic Clinic, Chiropractor/Owner
Roger L. Christensen, Columbia Bancorp and Columbia River Bank, President & Chief Executive Officer
Terry L. Cochran, Banker, Retired
Jim J. Doran, Jim Doran Chevrolet Oldsmobile, Jim Doran Dodge Chrysler, Owner
Jean S. McKinney, McKinney Ranch, Owner

Executive Officers:

Roger L. Christensen, Columbia Bancorp & Columbia River Bank, President & Chief Executive Officer
R. Shane Correa, Columbia River Bank, Executive Vice President & Regional President
James C. McCall, Columbia River Bank, Executive Vice President & Chief Operating Officer
Craig J. Ortega, Columbia River Bank, Executive Vice President & Head of Community Banking
Greg B. Spear, Columbia Bancorp & Columbia River Bank, Executive Vice President & Chief Financial Officer
Britt W. Thomas, Columbia River Bank, Executive Vice President & Chief Credit Officer

Code of Ethics

     Columbia has adopted a code of business conduct and ethics for directors, officers (including Columbia’s principal executive officer, principal financial officer and controller) and financial personnel, known as the Code of Ethics Policy. The Code of Ethics Policy is available on Columbia’s website at www.columbiabancorp.com. Shareholders may request a free copy of the Code of Ethics Policy from:

Columbia Bancorp
Attn: Investor Relations
P.O. Box 1050
The Dalles OR 97058
541.298.6649

ITEM 11. EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE

     Information regarding Columbia’s compensation of its named executive officers is set forth under “Executive Compensation” in the Proxy Statement, which information is incorporated herein by reference. Information regarding Columbia’s compensation of its directors is set forth under “Director Compensation” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Security Ownership of Certain Beneficial Owners and Mangement” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services,” in the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits.

     The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2003 Annual Report, and are being filed with the Securities and Exchange Commission as part of Columbia Bancorp’s Form 10-K for the year ended December 31, 2003.

(i)	Independent Auditors Report

(ii)	Consolidated Balance Sheets for the Years Ended December 31, 2003 and 2002

(iii)	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2003, 2002, and 2001

(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2003, 2002, and 2001

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

(vi)	Notes to Consolidated Financial Statements

     The following documents are not included in this 2003 Annual Report, but are either being filed with, or incorporated by reference into, Columbia Bancorp’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission

3.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999.)

3.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998.)

4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033.*

4.2	Form of Floating Rate Junior Subordinated Debt Security due 2033.**

10.1+	Employment Agreement of April 25, 2003 between Roger Christensen and Columbia Bancorp.*

10.2+	Employment Agreement of April 15, 2003 between James McCall and Columbia River Bank.*

10.3+	Employment Agreement of April 15, 2003 between Craig Ortega and Columbia River Bank.*

10.4+	Employment Agreement of April 15, 2003 between Britt Thomas and Columbia River Bank.*

10.5+	Deferred Compensation Agreement of April 1, 1999 between Terry L. Cochran and Columbia Bancorp. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.6+	Columbia Bancorp Restated Employee Stock Ownership Plan and Trust Agreement (1999 Restatement). (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.7+	Executive Salary Continuation Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.8+	Executive Bonus Deferral Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.9+	Split Dollar Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.3 to Columbia’s Periodic Report on Form 10-Q for the period ended September 20, 2002.)

10.10+	Phantom Stock Agreement between Columbia Bancorp and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.4 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.11+	Executive Salary Continuation Agreement between Columbia River Bank and James C. McCall. (Incorporated herein by reference to Exhibit 10.11 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.12+	Executive Bonus Deferral Agreement between Columbia River Bank and James C. McCall. (Incorporated herein by reference to Exhibit 10.12 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.13+	Split Dollar Agreement between Columbia River Bank and James C. McCall. (Incorporated herein by reference to Exhibit 10.13 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.14+	Executive Salary Continuation Agreement between Columbia River Bank and Craig J. Ortega. (Incorporated herein by reference to Exhibit 10.14 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.15+	Executive Bonus Deferral Agreement between Columbia River Bank and Craig J. Ortega. (Incorporated herein by reference to Exhibit 10.15 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.16+	Split Dollar Agreement between Columbia River Bank and Craig J. Ortega. (Incorporated herein by reference to Exhibit 10.16 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.17+	Executive Salary Continuation Agreement between Columbia River Bank and Britt W. Thomas. (Incorporated herein by reference to Exhibit 10.17 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.18+	Executive Bonus Deferral Agreement between Columbia River Bank and Britt W. Thomas. (Incorporated herein by reference to Exhibit 10.18 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.19+	Split Dollar Agreement between Columbia River Bank and Britt W. Thomas. (Incorporated herein by reference to Exhibit 10.19 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.20+	Executive Salary Continuation Agreement between Columbia River Bank and Greg B. Spear. (Incorporated herein by reference to Exhibit 10.20 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.21+	Executive Bonus Deferral Agreement between Columbia River Bank and Greg B. Spear. (Incorporated herein by reference to Exhibit 10.21 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.22+	Split Dollar Agreement between Columbia River Bank and Greg B. Spear. (Incorporated herein by reference to Exhibit 10.22 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.23+	Employment Agreement between R. Shane Correa and Columbia River Bank dated May 15, 2003. (Incorporated herein by reference to Exhibit 10.1 to Columbia’s quarterly report on Form 10-Q for the period ended September 30, 2003.)

13.1	Annual Report to Shareholders for the Year Ended December 31, 2003.*

21.1	List of Subsidiaries.*

23.1	Consent of Moss Adams, LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

+ Management contract, plan or arrangement.

*Included as an exhibit to Columbia Bancorp’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

**Incorporated by reference to Exhibit A as contained in Exhibit 4.1 of this Report.

(b) Reports filed on Form 8-K

     Current Report on Form 8-K filed on October 23, 2003 containing Regulation FD disclosure relating to Columbia’s third quarter earnings release.

     Current Report on Form 8-K filed on January 28, 2004 containing Regulation FD disclosure relating to Columbia’s fourth quarter and fiscal year earnings release.

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANCORP

DATED:     February 27, 2004     By: Roger L. Christensen, President & C.E.O - Columbia and CRB

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED:     February 27, 2004            By: Roger L. Christensen, President & C.E.O - Columbia and CRB

CHIEF FINANCIAL OFFICER

DATED:     February 27, 2004            By: Greg B. Spear, Chief Financial Officer and
                                                                           Chief Accounting Officer - Columbia and CRB

DIRECTORS:

DATED:     February 27, 2004            By: Donald T. Mitchell, Director and Chairman

DATED:     February 27, 2004            By: Robert L. R. Bailey, Director

DATED:     February 27, 2004            By: Charles F. Beardsley, Director

DATED:     February 27, 2004            By: Richard E. Betz, Director

DATED:     February 27, 2004            By: William A. Booth, Director

DATED:     February 27, 2004            By: Dennis L. Carver, Director

DATED:     February 27, 2004            By: Terry, L. Cochran, Director

DATED:     February 27, 2004            By: James J. Doran, Director

DATED:     February 27, 2004            By: Jean S. McKinney, Director