Form 10-Q
period 2004-03-31
COLUMBIA BANCORP \OR\
filed 2004-05-10
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

                                 8,775,821 shares of common stock as of March 31, 2004

COLUMBIA BANCORP

FORM 10-Q

March 31, 2004

COLUMBIA BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$22,174,718	$33,809,732
Interest-bearing deposits with other banks	9,596,106	5,100,513
Federal funds sold	14,357,504	14,955,948

Total cash and cash equivalents	46,128,328	53,866,193
Investment securities available-for-sale	13,912,538	13,875,646
Investment securities held-to-maturity	14,343,047	14,963,728
Restricted equity securities	2,867,600	2,843,100

Total investment securities	31,123,185	31,682,474
Loans held-for-sale	2,193,186	2,792,384
Loans, net of allowance for loan losses and unearned loan fees	480,869,079	461,557,765
Property and equipment, net of accumulated depreciation	13,913,862	13,766,909
Accrued interest receivable	4,332,584	3,769,527
Goodwill	7,389,094	7,389,094
Mortgage servicing asset, net of accumulated amortization and valuation allowance	3,174,839	3,691,449
Other real estate owned	1,401,500	41,500
Other assets	7,778,372	5,578,339

Total assets	$598,304,029	$584,135,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing demand deposits	$153,649,944	$150,425,062
Interest-bearing demand deposits	186,380,585	187,452,543
Savings accounts	36,233,160	35,732,611
Time certificates	127,893,816	122,747,824

Total deposits	504,157,505	496,358,040
Notes payable	30,751,059	21,983,465
Accrued interest payable and other liabilities	4,299,267	3,989,665
Junior subordinated debentures	4,124,000	—
Guaranteed undivided beneficial interest in junior subordinated debentures (Trust preferred securities)	—	4,000,000

Total liabilities	539,207,831	526,331,170

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,775,821 issued and outstanding (8,750,582 at December 31, 2003)	31,626,153	31,520,099
Retained earnings	27,478,701	26,252,366
Accumulated other comprehensive income (loss), net of taxes	(8,656)	31,999

Total shareholders’ equity	59,096,198	57,804,464

Total liabilities and shareholders’ equity	$598,304,029	$584,135,634

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
INTEREST INCOME
Interest and fees on loans	$9,278,414	$8,921,411
Interest on investments:
Taxable investment securities	91,316	175,345
Nontaxable investment securities	154,660	186,649
Other interest income	82,521	113,133

Total interest income	9,606,911	9,396,538
INTEREST EXPENSE
Interest on interest-bearing deposit and savings accounts	290,583	440,956
Interest on time deposit accounts	915,651	1,003,574
Other borrowed funds	260,557	325,214

Total interest expense	1,466,791	1,769,744

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	8,140,120	7,626,794
PROVISION FOR LOAN LOSSES	700,000	300,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,440,120	7,326,794
NON-INTEREST INCOME
Service charges and fees	1,055,574	971,992
Mortgage Team net revenues	50,501	502,691
Credit card discounts and fees	105,013	90,262
CRB Financial Services Team revenue	135,825	92,819
Other non-interest income	234,213	342,491

Total non-interest income	1,581,126	2,000,255
NON-INTEREST EXPENSES
Salaries and employee benefits	3,200,674	3,430,170
Occupancy expense	596,309	554,924
Credit card processing fees	25,757	23,884
Data processing expense	114,159	80,183
Other non-interest expenses	1,934,387	1,499,293

Total non-interest expense	5,871,286	5,588,454

INCOME BEFORE PROVISION FOR INCOME TAXES	3,149,960	3,738,595
PROVISION FOR INCOME TAXES	1,133,352	1,348,304

NET INCOME	2,016,608	2,390,291

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding losses arising during the period	(33,691)	(69,293)
Reclassification adjustment for (gains) losses included in net income	(6,964)	6,668

Total other comprehensive (loss)	(40,655)	(62,625)

COMPREHENSIVE INCOME	$1,975,953	$2,327,666

Earnings per share of common stock(1)
Basic	$0.23	$0.28
Diluted	$0.22	$0.27
Weighted average common shares outstanding(1)
Basic	8,768,708	8,674,864
Diluted	9,052,970	8,981,011

(1) Prior periods have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
	2004	2003
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$2,016,608	$2,390,291
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale or write-down of property and equipment	60,174	—
Net (gain) loss on sale or call of investments	(10,984)	6,668
Depreciation on property and equipment	345,903	327,821
Depreciation and amortization of mortgage servicing asset	569,304	425,916
Valuation and impairment of mortgage servicing asset	—	500,000
Federal Home Loan Bank stock dividend	(24,500)	(44,752)
Provision for loan losses	700,000	300,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(563,057)	27,778
Other assets	(1,511,848)	(1,550,634)
Accrued interest payable and other liabilities	287,039	(2,408,894)

NET CASH FROM OPERATING ACTIVITIES	1,868,639	(25,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	3,000,000	4,023,750
Proceeds from the maturity of available-for-sale securities	4,000,000	4,000,000
Purchases of available-for-sale securities	(7,006,158)	(5,949,958)
Proceeds from the maturity of held-to-maturity securities	617,335	1,804,259
Net change in loans made to customers	(21,371,314)	778,844
Payments made for purchase of property and equipment	(553,030)	(146,779)

NET CASH FROM INVESTING ACTIVITIES	(21,313,167)	4,510,116

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	2,653,473	9,374,025
Net proceeds from time deposits	5,145,992	18,482,807
Net increase (decrease) in notes payable	4,643,594	(2,289,059)
Cash paid for dividends and fractional shares	(788,451)	(629,779)
Proceeds from stock options exercised and sales of common stock	278,284	226,395
Repurchase of common stock	(226,229)	—

NET CASH FROM FINANCING ACTIVITIES	11,706,663	25,164,389

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,737,865)	29,648,698
CASH AND CASH EQUIVALENTS, beginning of period	53,866,193	40,701,535

CASH AND CASH EQUIVALENTS, end of period	$46,128,328	$70,350,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$1,280,829	$1,546,906
Taxes paid in cash	$225,000	$1,590,000
SCHEDULE OF NONCASH ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(40,655)	$(62,625)
Cash dividend declared and payable after quarter-end	$789,824	$632,067
Transfer of loans to other real estate owned	$1,360,000	$63,200

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income	Equity
BALANCE, December 31, 2002	7,862,380	$17,841,700	$32,174,431	$174,250	$50,190,381
(Audited)
Stock options exercised	113,015	782,637	—	—	782,637
Income tax benefit from stock options exercised	—	212,242	—	—	212,242
Stock dividend (10%) and cash paid for fractional shares	791,887	12,931,515	(12,937,194)	—	(5,679)
Stock repurchase	(16,700)	(247,995)	—	—	(247,995)
Cash dividends paid or declared	—	—	(2,818,667)	—	(2,818,667)
Net income and comprehensive income	—	—	9,833,796	(142,251)	9,691,545

BALANCE, December 31, 2003	8,750,582	$31,520,099	$26,252,366	$31,999	$57,804,464
(Audited)

Stock options exercised	37,739	$278,284	$—	$—	$278,284
Income tax benefit from stock options exercised	—	53,999	—	—	53,999
Stock repurchase	(12,500)	(226,229)	—	—	(226,229)
Cash dividends paid or declared	—	—	(790,273)	—	(790,273)
Net income and comprehensive income	—	—	2,016,608	(40,655)	1,975,953

BALANCE, March 31, 2004	8,775,821	$31,626,153	$27,478,701	$(8,656)	$59,096,198
(Unaudited)

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The interim consolidated financial statements include the accounts of Columbia Bancorp, an Oregon corporation and a registered financial holding company (“Columbia”), and its wholly-owned subsidiary Columbia River Bank (“CRB”), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

In the first quarter of 2004, Columbia adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities” which provided guidance on how to identify the primary beneficiary of a variable interest entity (“VIE”) and determine when the primary beneficiary of a VIE should include the VIE within its consolidated financial statements. As a result of adoption of FIN 46 Columbia was required to no longer consolidate Columbia Bancorp Trust I (“Trust”) within its financial statements and to recognize $4.1 million as junior subordinated debentures due to the Trust effective March 31, 2004.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s Annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of results to be anticipated for the year ending December 31, 2004.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain principles prescribed by those standards. These judgments include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123”. These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in Columbia’s Annual report on Form 10-K. Columbia believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial conditions.

3.	Stock Options

Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan using the intrinsic value-based method. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had compensation cost for Columbia’s grants under its stock-based compensation plan been determined consistent with the fair value-based method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share would approximate the pro forma amounts for the periods shown below:

FAS 123 Pro Forma Net Income:

	Three months ended
	March 31,
	2004	2003
Net income, as reported	$2,016,608	$2,390,291
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(32,276)	(92,885)

Pro forma net income	$1,984,332	$2,297,406

Earnings per share(1):
Basic — as reported	$0.23	$0.28
Basic — pro forma	$0.23	$0.26
Diluted — as reported	$0.22	$0.27
Diluted — pro forma	$0.22	$0.26

(1) Prior periods have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

4.	Loans and Allowance for Loan Losses

Columbia’s does not accrue interest on loans for which payment in full of principal and interest is not expected, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Further, Columbia may place on nonaccrual status loans that are not contractually past due or that are deemed fully collateralized to promote better oversight and review of loan arrangements. Loans on nonaccrual status at March 31, 2004 and December 31, 2003 were $1.7 million, and $3.3 million, respectively. The decrease in loans on nonaccrual status for the three months ended March 31, 2004 is attributable primarily to a single real estate secured loan in the amount of $1.4 million, which was foreclosed and classified as other real estate owned (“OREO”).

At March 31, 2004, Columbia had $1.4 million in OREO, which represents assets held through loan foreclosure or recovery activities. As of December 31, 2003, Columbia held $41,500 in OREO. The increase in OREO is attributable primarily to a single real estate secured loan foreclosed in the amount of $1.4 million. Columbia is actively seeking a buyer for this property. These items are included in “Other Assets” on the balance sheet. The carrying value of this asset is based in part on a re-appraisal of the property conducted in 2003.

At March 31, 2004 and December 31, 2003, Columbia had not identified any loans in material amounts upon which the interest rate or payment schedules had been modified from original terms or restructured to accommodate borrowers’ weakened financial positions.

5.	Mortgage Servicing Asset

The following table presents an overview of key mortgage servicing balances and ratios as of the dates indicated:

Mortgage Servicing:

	Three months ended
	March 31, 2004	December 31, 2003	March 31, 2003
Mortgage servicing asset, net	$3,174,839	$3,691,449	$4,249,567
Mortgage loans serviced	$411,842,166	$444,649,255	$491,944,055
Number of mortgage loans serviced	3,530	3,756	4,128
Number of mortgage loans produced (1)	123	195	532
Mortgage servicing asset multiple	0.77%	0.83%	0.86%

(1) Mortgage loans produced are either sold servicing released or retained.

Columbia’s balance sheet includes within “Other Assets” an asset representing the estimated net present value of Columbia’s mortgage servicing rights income for mortgage loans originated by Columbia River Bank Mortgage Team (“Mortgage Team”) and subsequently sold to third party investors. The book value of the mortgage servicing asset (“MSA”) as of March 31, 2004, was $3.2 million on $411.8 million in mortgage loans serviced by Columbia, compared to $4.3 million on $491.9 million as of March 31, 2003. The $80.1 million decline in loans serviced resulted from a combination of the affect from higher mortgage interest rates on prepayment rates in the servicing portfolio, and the discontinuation of selling mortgage loans with servicing retained. Another effect, aside from the higher turnover rate of prepaying loans, was a decline in the net book value of the MSA by $516,610, which resulted from higher amortization expense. For the three months ended March 31, 2004, amortization expense related to the MSA totaled $539,304 with no valuation adjustments. During the first three months of 2003, MSA amortization expense totaled $428,913 and a valuation adjustment of $500,000 was recognized. The MSA as a percentage of total loans serviced as of the end of the first three months of 2004, was 0.77%, as compared to 0.83% and 0.86% as of December 31, 2003 and March 31, 2003, respectively. This declining ratio reflects the impact on the MSA value from a falling interest rate environment.

6.	Segment Information

Columbia operates two primary segments — the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, CRB, which operates 15 bank branches in Oregon and three bank branches in Washington. CRB offers loan, investment, and deposit products to its customers who range from individuals to medium-sized agricultural and commercial companies. The mortgage banking segment consists of the Mortgage Team, headquartered in Bend, Oregon, with dedicated loan officers located in nine of CRB’s Oregon branches. The Mortgage Team offers a full range of mortgage lending services and products to its clients.

Financial information that Columbia’s Management uses to evaluate its reportable segments and the reconciliation to Columbia’s consolidated financial statements are summarized as follows:

Segment Information:

	Community	Mortgage
(dollars in thousands)	Banking	Banking	Consolidated
Three months ended March 31, 2004:
Net interest income before provision for loan losses	$8,078	$62	$8,140
Non-interest income	891	690	1,581
Depreciation on property and equipment	326	20	346
Mortgage servicing asset amortization	—	569	569
Income (loss) before provision for income taxes	3,521	(371)	3,150
Total assets	590,768	7,536	598,304
Three months ended March 31, 2003:
Net interest income before provision for loan losses	$7,556	$71	$7,627
Non-interest income	482	1,518	2,000
Depreciation on property and equipment	317	11	328
Mortgage servicing asset amortization and valuation adjustment	—	429	429
Impairment of mortgage servicing rights	—	500	500
Income (loss) before provision for income taxes	3,860	(121)	3,739
Total assets	553,258	16,148	569,406

7.	Earnings Per Share

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

In June 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities. Many of these financial instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition is achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Application of the provisions of this statement will not have a material impact on Columbia’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Application of the provisions of this statement will not have a material impact on Columbia’s consolidated financial statements.

COLUMBIA BANCORP AND SUBSIDIARY
PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various forward-looking statements about plans and anticipated results from the operation and financial condition relating to Columbia Bancorp. These statements include statements about Management’s present plans and intentions about our strategy, growth, and deployment of resources, and about Management’s expectations for future financial performance. Readers can sometimes identify forward-looking statements by the use of prospective language and context, including words like “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. However, all statements in this report other than statements of historical or current fact are forward-looking statements. Because forward-looking statements are, in part, an attempt to project future events and explain Management’s current plans, they are subject to various risks and uncertainties that could cause our actions and our financial and operational results to differ materially from those set forth in such statements. These include, without limitation, our ability to estimate accurately the value of certain of our intangible assets, economic and other factors that affect the collectibility of our loans, the impact of competition and fluctuations in market interest rates on Columbia’s revenues and margins, Management’s ability to open and generate growth from new branches, conclude the sale of certain land and achieve resolution on non-performing assets, and other risks and uncertainties that we have in the past, or that we may from time to time in the future, detail in our filings with the Securities and Exchange Commission (“SEC”). Information presented in this report is accurate as of the date the report was filed with the SEC, and we cannot undertake to update our forward-looking statements or the factors that may cause us to deviate from them.

OVERVIEW

Columbia Bancorp (“Columbia”) is an Oregon corporation and a registered financial holding company. Columbia’s common stock is traded on the NASDAQ Stock MarketTM under the symbol “CBBO.” Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. Until March 31, 2004, Columbia also recognized Columbia Bancorp Trust I (“Trust”), as a wholly-owned subsidiary. The Trust is a Delaware statutory business trust which was used to issue “trust preferred securities” in 2002 to repurchase shares of common stock in order to maintain regulatory capital. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, Columbia was required to deconsolidate the Trust effective March 31, 2004.

CRB was formed in 1977 and operates 18 branches in Oregon and Washington. In addition to these community-oriented branches, mortgage lending services are provided through Columbia River Bank Mortgage Team (“Mortgage Team”) and investment services through CRB Financial Services Team (“Financial Services Team”), a registered broker-dealer firm. CRB offers a broad range of financial services to its customers, who primarily include small and medium sized businesses, farmers, families and individuals.

Management’s goal is to grow earning assets and achieve a high return on equity and maintain above average asset quality standards. The key to this, in Columbia’s view, is to emphasize personalized, high-quality banking products and services for its customers, to hire and retain excellent branch and administrative personnel who have a strong customer service orientation and solid community ties, and to respond quickly to growth opportunities in areas where Columbia currently does not provide full-service banking products. Columbia also intends to increase its penetration in existing markets, and as opportunities become available, to expand into new markets through further suitable acquisitions and new branch openings.

Columbia announced in the third quarter 2003, plans for opening two new branches in Bend and Redmond, Oregon. These locations are in Columbia’s existing service area and are expected to benefit from the high growth of new residents and businesses. Deschutes County, where both branches will be located, is ranked in the top 100 fastest growing counties in the United States. Columbia has experienced significant success with its existing branch in Redmond and its three branches in Bend, and significant opportunity exists for these additional branches to increase convenience for customers and to grow the Columbia franchise.

In January 2004, Columbia opened a Commercial Loan Production Office (“LPO”) in the Portland area. This is Columbia’s first venture into the Portland area market. The LPO is currently located in the Newberg branch.

Columbia’s total assets as of March 31, 2004, were $598.3 million and shareholders’ equity at that date was $59.1 million. For the three months ended March 31, 2004, net income was $2.0 million or $0.22 per diluted common share, which represents a decrease of $373,683 or 15.63% from the first three months of 2003. The decline in net income from 2003 is attributable to an increase in the loan loss provision, fewer mortgage loans produced and higher overhead expenses.

The following table presents an overview of these and other key financial performance indicators:

Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the
	Three Months Ended
	March 31,
	2004	2003
Return on average assets	1.39%	1.75%
Return on average equity	13.80%	18.59%
Net interest margin	6.21%	6.31%
Efficiency ratio	60.39%	58.05%
Net income	$2,017	$2,390
Total loans, gross (1)	491,422	439,278
Total assets	598,304	569,406
Deposits	504,158	483,692
Book value per common share (2)	$6.73	$6.00
Tangible book value per common share (2)	5.53	4.66

(1) Loans include portfolio and loans held for sale and excludes allowance for loan losses and unearned loan fees.

(2) Prior periods have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION

ASSETS

Columbia’s assets are comprised primarily of loans made to customers, with the expectation of receipt of interest and principal from the customer, in addition to operating cash and various investment securities.

Investment Securities

Investment securities totaled $31.1 million at March 31, 2004, a decrease of $559,289, or 1.77%,

compared to December 31, 2003. The decrease in the securities portfolio occurred as a result of the maturity of held-to-maturity securities that were not replaced due to a need for funding future loan growth. The investment portfolio contains bank qualified municipal securities, government agencies, mortgage backed securities and restricted equity securities. Included in the balance of investment securities are restricted equity securities, Federal Home Loan Bank stock of $2.9 million and Farmer Mac stock of $9,400. At March 31, 2004, the investment portfolio consisted of 44.70% available-for-sale securities, 46.09% held-to-maturity securities and 9.21% restricted equity securities. As of December 31, 2003, and March 31, 2003, available-for-sale, held-to-maturity, and restricted equity securities represented, 43.80%, 47.23% and 8.97%, and 39.31%, 52.15% and 8.54%, respectively, of the outstanding investment portfolio. Available-for-sale securities as well as held-to-maturity securities may be pledged as collateral for public deposits. At March 31, 2004, $14.8 million, or 47.49%, of the portfolio was pledged, compared to $15.1 million, or 47.81%, at December 31, 2003, and $12.1 million, or 37.66%, at March 31, 2003. An unrealized gain on available-for-sale securities at March 31, 2004, was $113,286, or $71,823 after tax, compared to $80,202, or $50,858 after tax, and $176,065, or $111,625 after tax, at December 31, 2003, and March 31, 2003, respectively.

Loans

Columbia’s loan portfolio represents the results of Management’s efforts to diversify risk across a range of loan types and industries, to represent the markets in which Columbia does business and the types of loans in which it specializes. Loan products include construction and real estate loans, short- and intermediate-term commercial loans, consumer loans, agriculture loans and credit cards. Management has also emphasized agricultural lending, and developed a specialty in underwriting and monitoring these types of loans. This focus has provided opportunities into markets that traditionally have been neglected due to the perception that these types of loans carry higher risk than more traditional lending. Columbia has taken steps to mitigate these risks by hiring experienced agricultural lenders and consultants, most of whom have more than ten years agriculture experience, by diversifying the loan portfolio across 15 different commodity types, and by maintaining Preferred Lender Status with the Farm Service Agency. This status allows easier and quicker participation in the Farm Loan Government Guarantee Program, which guarantees up to 90% of qualified loans. Approximately 9.24% of Columbia’s agricultural loans are guaranteed through this program.

Gross loans, excluding loans held for sale, at March 31, 2004, were $489.2 million, an increase of $19.6 million, or 4.18% over December 31, 2003, and an increase of $57.6 million, or 13.35%, over March 31, 2003. With interest rates continuing to remain low and the economy beginning to improve, loan growth for the first three months of 2004 increased more quickly than expected. Growth in the Kennewick market and the Central Oregon markets has been particularly robust, centered in the commercial real estate and construction portfolios.

The Mortgage Team, a division of CRB, began originating and funding single-family mortgage loans in 1997. These loans, which ordinarily are committed for sale to mortgage investors, generally are held by CRB for less than 30 days. At March 31, 2004, loans held for sale were $2.2 million compared to $2.8 million and $7.7 million at December 31, 2003 and March 31, 2003, respectively. As interest rates rise, Columbia will continue to see a slow down in the origination of mortgage loans, and a resulting decrease in loans held for sale.

The following table presents CRB’s loan portfolio composition by loan type:

Loans:
(dollars in thousands)

	March 31, 2004		December 31, 2003		March 31, 2003
		Percent		Percent		Percent
	Dollar amount	of Total	Dollar amount	of Total	Dollar amount	of Total
Commercial loans	$90,155	19%	$86,163	19%	$70,725	16%
Agricultural loans	65,278	14%	64,059	14%	58,622	14%
Real estate loans	218,500	45%	206,754	45%	182,425	42%
Real estate loans — construction	91,746	19%	87,427	19%	94,932	22%
Consumer loans	16,611	3%	18,242	4%	19,155	4%
Other loans	6,939	1%	6,975	2%	5,744	1%

	489,229		469,620		431,603
Allowance for loan losses	(6,876)	-1%	(6,612)	-1%	(6,398)	-1%
Deferred loan fees	(1,484)	0%	(1,450)	0%	(1,272)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	480,869		461,558		423,933
Loans held for sale	2,193	0%	2,792	1%	7,674	2%

Total loans	$483,062	100%	$464,350	100%	$431,607	100%

Nonperforming Assets

Nonperforming assets consist of delinquent loans on nonaccrual status, delinquent loans past due greater than 90 days, restructured loans and other real estate owned (“OREO”). Columbia does not accrue interest on loans for which payment in full of principal and interest is not expected, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Restructured loans are those for which the interest rate or payment schedules were modified from original terms to accommodate the borrower’s weakened financial condition. Other real estate owned represents assets held through loan foreclosure or recovery activities.

At March 31, 2004, Columbia’s total nonperforming assets were $3.1 million, as compared to $3.3 million and $4.1 million at December 31, 2003, and March 31, 2003, respectively. The balance at March 31, 2004, included $1.4 million in OREO from a single real estate-secured credit in Central Oregon, which was foreclosed on in the first quarter of 2004. This credit was written down from $2.8 million to $1.4 million, based on a re-appraisal of the real estate collateral, during the second quarter of 2003, due to Management’s concern the net realizable value may be limited to the fair market value of the collateral. Management plans to liquidate the property when a commercially reasonable and realistic sales offer can be entertained. However, the single purpose nature of the property (an assisted living facility) may result in a protracted marketing period. Management expects to realize an amount on disposition equal to or greater than the current book value of the asset. Columbia is also currently in litigation with the USDA Rural Housing Service over the enforceability of a guaranty related to the loan; however, Management is uncertain to what extent this guaranty may be enforceable.

The following table presents information with respect to nonperforming assets:

Nonperforming Assets:
(dollars in thousands)

	March 31, 2004	December 31, 2003	March 31, 2003
Loans on non-accrual status	$1,703	$3,292	$3,854
Loans past due — greater than 90 days	—	—	—
Restructured loans	10	10	19

Total non-performing loans	1,713	3,302	3,873
Other real estate owned	1,401	42	63
Repossessed other assets	—	—	147

Total non-performing assets	$3,114	$3,344	$4,083

Allowance for loan losses	$6,876	$6,612	$6,398
Ratio of total nonperforming assets to total assets	0.52%	0.57%	0.72%
Ratio of total nonperforming loans to total loans	0.35%	0.70%	0.88%
Ratio of reserves for loan losses to total nonperforming assets	220.81%	197.73%	156.70%

Allowance for Loan Losses

The allowance for loan losses allows Columbia to establish a reserve on the balance sheet that represents an estimate of potential losses associated with the loan portfolio as of the reporting date. The allowance for loan loss, sometimes known as the “loan loss reserve” or the “loan loss reserve,” is evaluated each quarter and increases to the allowance are recorded as an expense charged to the provision for loan losses in the income statement. Management determines the appropriateness and amount of these charges by assessing the risk potential in the portfolio on an ongoing basis.

This risk potential is primarily calculated as a percentage of the outstanding balance of loans that are classified or in a troubled state as identified by Columbia’s internal risk rating or grading system. Columbia also establishes a portion of the allowance for loan losses based on the balance of the remaining loans in the portfolio that are not classified. Different percentages are assigned according to industry and collateral type. The percentages used for these calculations are based on standards established by regulatory agencies, and these percentages are also tested against the historic loss experience of Columbia for these different categories of loans. Aside from these general calculations, specific allocations on individual loans may be made based on Management’s assessment of those individual loans. In addition, Management reviews current regional and national economic conditions and trends, specific economic circumstances that affect borrowers individually and collectively, and various other factors that Management considers appropriate.

When a loan, or a portion of a loan, is determined to be uncollectible, it is “charged-off “ which means it is removed, in whole or in part, from the balance sheet, and the reduction is charged against the loan loss reserve. Recoveries of amounts previously charged-off are increases to the allowance for loan losses.

As a percentage of average loans outstanding at year-end, Columbia’s allowance for loan losses has ranged between .84% and 1.64% over the last nine years, and has averaged 1.33%, on an annual basis. As of March 31, 2004 Columbia’s allowance for loan losses was 1.40% of outstanding loans. Management believes the allowance for loan losses is adequate based on their assessment of the factors, conditions and calculations as described above.

The following table presents activity in allowance for loan losses:

Allowance for Loan Loss:
 (dollars in thousands)

	Three months ended
	March 31,
	2004	2003
Balance at beginning of period	$6,612	$6,417
Charge-offs:
Commercial	257	180
Real estate	21	11
Agriculture	—	41
Consumer loans	89	75
Credit card and related accounts	78	36

Total charge-offs	445	343
Recoveries:
Commercial	3	14
Real estate	—	2
Agriculture	1	1
Consumer loans	2	7
Credit card and related accounts	3	—

Total recoveries	9	24
Provision for loan losses	700	300

Balance at end of period	$6,876	$6,398

Mortgage Servicing Asset

Columbia’s balance sheet includes an account known as a “mortgage servicing asset” (“MSA”), which represents the estimated present value of fees earned for the collection of mortgage loan payments net of costs from providing mortgage services such as collection, collateral maintenance, credit reporting and similar functions, to mortgage loans previously originated and sold to third party investors. The value of this asset fluctuates from time to time based on the effects from changes in the number of loans serviced, outstanding principal balances, weighted average interest rates and changes in overall market interest rates.

Columbia initiated a strategic shift in the fourth quarter of 2003, and discontinued the practice of capitalizing service retained mortgage premiums upon the origination and sale of mortgage loans. The Mortgage Team now originates mortgage loans, which are sold exclusively on a brokerage basis, with mortgage servicing released. This means the principal balance of mortgage loans serviced will not increase as a result of additional mortgage loan activity in which mortgage service premiums are retained. This strategy will continue into 2004, with a focus on producing quality loans, providing competitive loan products, and selling service released mortgage premiums in the secondary servicing market. Management believes this will reduce interest rate and prepayment risk associated with the MSA. Any future decision to sell the MSA will be dependent upon the movement of interest rates. A rise in interest rates will likely improve the value of the MSA and provide Management with the incentive and ability to examine sale options.

Interest Rate Swap

During January 2003, in connection with the issuance of $4.0 million of floating-rate Trust Preferred Securities described below, Columbia entered into an interest rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, Columbia will pay 3.27% on a notional amount of $4.0 million and receive 90-day LIBOR on the same amount. The effect of this transaction was the conversion of the $4.0 million trust preferred issuance from a floating rate at 90-day LIBOR plus 330 basis points to a fixed rate of 6.57% for five years, the point at which Columbia has the option to call the Trust Preferred Securities as described above. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The effect of this transaction was to mitigate interest rate risk and establish a fixed cost for the initial five years of the trust preferred securities.

RESULTS OF OPERATIONS

Net Income

Net income for the three months ended March 31, 2004, was $2.0 million, or $0.22 per diluted share. This represents a decrease of 15.63% in net income and a decrease of 18.52% in diluted earnings per share over the first three months ended March 31, 2003. The earnings decrease for the first three months ending March 31, 2004, reflects an increase in overhead expenses, higher provision for loan losses expense, as well as a slow down in mortgage loan production. The decline in diluted earnings per share was offset in part by the effects of Columbia’s stock repurchase program, in which, 12,500 shares of stock were repurchased and retired during the three months ended March 31, 2004.

Net Interest Income

The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest-bearing liabilities. Columbia’s total net interest income increased $513,326 or 6.73% for the three months ended March 31, 2004, as compared to the same period in 2003. The increase in net interest income is due to the increase in loan balances as compared to the same period in 2003 and a reduction in deposit rates as compared to the same period in 2003, thereby reducing interest expense. The net interest margin for the first quarter 2004 was 6.21% as compared to 6.31% for the same period in 2003. Net interest income represents nearly 80.00% of Columbia’s total revenue. It is expected that the net interest margin will continue to compress in future periods due to Columbia’s strategy to fund future loan growth with a combination of retail branch generated deposits and the more expensive source of funding from the sale of brokered certificates of deposit.

The following table presents a comparison of average balances and rates:

Net Interest Income Average Balances and Rates:
(dollars in thousands)

				Three months ended Average
	Three months ended Average Balances			Yields/Costs Tax Equivalent
	2004	2003	Change	2004	2003	Change
Taxable securities	$15,077	$15,310	$(233)	2.44%	4.74%	-2.30%
Nontaxable securities	13,426	16,058	(2,632)	7.31%	7.44%	-0.13%
Interest bearing deposits	10,556	11,882	(1,326)	1.82%	2.52%	-0.70%
Federal funds sold	12,005	13,799	(1,794)	1.16%	1.05%	0.11%
Loans	481,837	440,411	41,426	7.74%	8.22%	-0.48%

Interest-earning assets	532,901	497,460	35,441	7.32%	7.75%	-0.43%
Nonearning assets	50,728	47,937	2,791

Total assets	$583,629	$545,397	$38,232

Savings & interest-bearing deposits	$224,277	$215,256	$9,021	0.52%	0.83%	-0.31%
Time certificates	124,123	122,260	1,863	2.97%	3.33%	-0.36%
Borrowed funds	28,048	30,150	(2,102)	3.74%	4.37%	-0.63%

Interest-bearing liabilities	376,448	367,666	8,782	1.57%	1.95%	-0.38%
Non interest-bearing demand deposits	144,854	121,888	22,966
Other liabilities	3,539	4,422	(883)
Shareholders’ equity	58,788	51,421	7,367

Total liabilities and shareholders’ equity	$583,629	$545,397	$38,232

Non-Interest Income

Non-interest income represents earnings on fees, service charges, and gains from the sale of loans, securities and other assets. Total non-interest income for the three months ended March 31, 2004, decreased $419,129, or 20.95%, as compared to the same period in 2003. The decrease is primarily attributable to a decrease in the production of mortgage loans, which resulted in a decrease in Mortgage Team revenues of $452,190 or 89.95% compared to the same period in 2003. During the first quarter of 2003, Columbia produced 532 mortgage loans, compared to 123 loans in the first quarter of 2004, resulting in a decline of 409 loans or 76.88%.

The following table presents a schedule of the components of and change in non-interest income:

Non-Interest Income:
(dollars in thousands)

	Three months ended
	March 31,
	2004	2003	% change
Service charges on deposits	$1,056	$972	9%
Credit card discounts & fees	105	90	17%
Financial services	136	93	46%
Mortgage servicing, net	(240)	(64)	275%
Gain (loss) on sale of mortgage loans	72	(20)	-460%
Mortgage loan origination income	218	587	-63%
Loss from called bond	—	(7)	-100%
Other income	234	349	-33%

Total	$1,581	$2,000	-21%

Provision for Loan Losses

Charges to provision for loan losses for the three months ended March 31, 2004, was $700,000, compared to $300,000 for the same period in 2003. Larger than expected loan growth and loan charge-offs attributed to this increase as did increased loan losses during the period. The provision expense is determined based on Management’s assessment of various factors taking into account credit risk, loan concentrations and historical loan loss trends. The amount of provision for loan losses each quarter is added to the allowance for loan losses and is thus used to offset the risk associated with known and unforeseen losses associated with the loan portfolio.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2004, increased $282,832, or 5.06%, as compared to the same period in 2003. The increase in non-interest expense was due in part to higher expenses associated with data processing, electronic connection, software licensing, training, collection expenses and operational losses. These expenses were higher from Columbia’s investment in technology and training as well as losses associated with operations and collection efforts.

The following table presents a schedule of the components of and change in non-interest expense:

Non-Interest Expense:
(dollars in thousands)

	Three months ended
	March 31,
	2004	2003	% change
Compensation & benefits	$3,201	$3,430	-7%
Occupancy	596	555	7%
Data processing	114	80	43%
Other expenses	1,960	1,523	29%

Total	$5,871	$5,588	5%

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ Equity

At March 31, 2004, shareholders’ equity totaled $59.1 million, compared to $57.8 million at December 31, 2003, or an increase of 2.23%. The change is primarily the result of net income, of $2.0 million for the period, which was offset by dividends declared or paid of $790,273. Columbia declared a first quarter dividend of $0.09 per share payable April 30, 2004 to shareholders of record as of April 15, 2004. With the payment of the declared dividends, approximately 39.19% of Columbia’s year-to-date earnings will have been returned to shareholders, the remainder being retained in the form of shareholders’ equity for the purpose of leveraging future balance sheet growth. In addition, during the three months ended March 31, 2004, Columbia repurchased 12,500 shares of stock from shareholders. The approval of a stock repurchase plan on August 1, 2003, allows for the repurchase of up to $1.6 million in common shares of stock. The stock repurchase plan is scheduled to expire June 30, 2004 or when the maximum value of shares are repurchased. It is expected that additional shares will be repurchased as deemed beneficial to the shareholder.

Liquidity

Columbia has adopted policies in order to meet the liquidity needs of its financial environment, particularly with respect to customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s main sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds, brokered certificates of deposit and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, whereby deposit inflows and unscheduled loan prepayments are not; which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors.

The first three months of 2004, saw a decrease in Columbia’s liquidity position as a result of growth in loans. Liquidity is determined by the aggregate of cash and due from banks, less vault cash, interest bearing deposits with other banks, held-to-maturity securities not pledged and maturing within three months and available-for-sale securities not pledged. Total measurable liquid assets were $42.9 million on March 31, 2004, as compared to $70.1 million on March 31, 2003. Because net loan growth and anticipated loan growth exceeded deposit growth, Columbia increased its reliance on other borrowings and brokered certificates of deposit by $4.6 million and $9.2 million, respectively and decreased federal funds sold by $598,444 from December 31, 2003, to March 31, 2004. Management intends to rely on retail branch deposit growth, brokered certificates of deposit and other funding sources.

The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2004. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities increased by $1.9 million as compared to the same period in 2003, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities, which consist primarily of proceeds and sales of securities and the impact of net growth in loans increased by $25.8 million over the same period in 2003. Financing activities present the cash flows associated with deposit and borrowing activities, and reflect the dividends paid to shareholders. It is expected that during 2004, liquidity will continue to trend lower as a result of pressure from future loan growth.

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

The following table presents Columbia’s various capital ratios as compared to regulatory minimums:

Capital Ratios:

			March 31, 2004	December 31, 2003
	Minimum	Well-Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	10.29%	10.46%
Total risk-based capital	8.00%	10.00%	11.53%	11.71%
Leverage Ratio	4.00%	5.00%	9.61%	9.19%

Columbia intends to remain “well-capitalized” by regulatory definition. Strategic plans for the opening of the Bend and Redmond, Oregon, branches along with expected loan growth and future cash dividends are expected to reduce regulatory capital levels from their current stated levels.

Stock Repurchase Plan

On August 1, 2003, Columbia’s Board of Directors authorized a program to repurchase shares of Columbia common stock. Columbia has authorized the repurchase program because the Board of Directors believe that such repurchases constitute a sound investment and use of Columbia’s shareholders’ equity. The stock repurchase will be made on the open market pursuant to Securities Exchange Act Rule 10b-18. The repurchase plan authorizes Columbia to repurchase common stock valued at up to $1.6 million. Columbia’s Management expects repurchases will occur from time to time up until the expiration date, June 30, 2004, or sooner if the maximum authorized amount of shares have been repurchased prior to that date. The number, timing and price of the repurchases shall be at Columbia’s sole discretion, and the program may be reevaluated periodically depending on market prices and conditions, liquidity needs and other factors. Based on such periodic evaluations, Columbia may at any time suspend, limit, modify or terminate its repurchase program without prior notice.

During the first quarter of 2004, Columbia repurchased and retired 12,500 shares of stock, as shown below:

Stock Repurchase:

			Total # of shares purchased	Maximum dollar value of shares
	Total # of shares	Average price	as part of a publicly	remaining to be purchased
	purchased	paid per share	announced plan(s)(1)	under the plan(s)(1)
August-03	—	$—	—	$1,600,000
September-03	16,700	14.85	16,700	1,352,005

Three months ended September 30, 2003	16,700	14.85	16,700	1,352,005

October-03	—	$—	—	$1,352,005
November-03	—	—	—	1,352,005
December-03	—	—	—	1,352,005

Three months ended December 31, 2003	—	—	—	1,352,005

Twelve months ended December 31, 2003	16,700	$14.85	16,700	$1,352,005

January-04	—	$—	—	$1,352,005
February-04	12,500	18.10	12,500	1,125,776
March-04	—	—	—	1,125,776

Three months ended March 3, 2004	12,500	$18.10	12,500	$1,125,776

(1)	Plan announced in August 2003, to repurchase up to $1.6 million in stock through June 30, 2004.

Trust Preferred Securities

During December 2002, Columbia formed Columbia Bancorp Trust I, a Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (trust preferred securities). During 2002, the Trust issued $4.0 million in trust preferred securities.

As previously discussed, Columbia deconsolidated the Trust as of March 31, 2004. As a result, the junior subordinated debentures issued by Columbia to the issuer trusts, totaling $4.1 million, are reflected on Columbia’s consolidated balance sheet at March 31, 2004, under the caption “Junior Subordinated Debentures”. Columbia also recognized its $124,000 investment in the

Trust, which is recorded among “Other Assets” in its consolidated balance sheet at March 31, 2004.

The $4.0 million in debentures issued through the Trust, continue to qualify as Tier 1 capital under guidance issued by the Board of Governors of the Federal Reserve System.

CRITICAL ACCOUNTING POLICIES

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, Management evaluates the estimates used, including the adequacy of the allowance for loan losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that Management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and nonperforming trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 65.10% of Columbia’s loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon and Washington would cause Management to increase the allowance for loan losses.

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

At March 31, 2004, Columbia had approximately $7.4 million in goodwill as a result of business combinations. Columbia adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Ongoing analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of the Columbia’s stock at the date of each grant.

Columbia may become party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from the assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISLOSURESE ABOUT MARKET RISK

There have been no material changes regarding Columbia’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 33 in Columbia’s Form 10-K filing with the SEC on March 10, 2004, covering the fiscal year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Columbia’s Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to the best of their knowledge, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in Columbia’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely materially affect, Columbia’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) – (d) Not applicable.

(e)	The information on Columbia’s Stock Repurchase Plan contained in Part 1, Item 2 of this Quarterly Report is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(a)	Reports on From 8-K

On January 28, 2004, Columbia filed a current report on Form 8-K to provide under Items 7 and 9 a press release reporting the release of earnings for the fourth quarter of 2003. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: May 5, 2004	/s/ Roger L. Christensen

Roger L. Christensen
President & Chief Executive Officer

Dated: May 5, 2004	/s/ Greg B. Spear

Greg B. Spear
Executive Vice President & Chief Financial Officer