Form 10-Q
period 2004-06-30
COLUMBIA BANCORP \OR\
filed 2004-08-06
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

YES ☒      NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

YES ☒     NO ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     8,794,233 shares of common stock as of July 28, 2004

COLUMBIA BANCORP

FORM 10-Q

June 30, 2004

COLUMBIA BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$28,516,499	$33,809,732
Interest bearing deposits with other banks	7,693,512	5,100,513
Federal funds sold	2,457,163	14,955,948

Total cash and cash equivalents	38,667,174	53,866,193

Investment securities available-for-sale	14,163,033	13,875,646
Investment securities held-to-maturity	14,017,896	14,963,728
Restricted equity securities	2,408,700	2,843,100

Total investment securities	30,589,629	31,682,474

Loans held-for-sale	1,872,682	2,792,384
Loans, net of allowance for loan losses and unearned loan fees	557,310,784	461,557,765
Property and equipment, net of accumulated depreciation	14,149,475	13,766,909
Accrued interest receivable	4,799,786	3,769,527
Goodwill	7,389,094	7,389,094
Mortgage servicing asset, net of accumulated amortization and valuation allowance	2,723,771	3,691,449
Other real estate owned	1,436,270	41,500
Other assets	7,850,471	5,578,339

Total assets	$666,789,136	$584,135,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$174,515,532	$150,425,062
Interest bearing demand deposits	186,178,012	187,452,543
Savings accounts	36,027,025	35,732,611
Time certificates	151,582,596	122,747,824

Total deposits	548,303,165	496,358,040

Notes payable	50,321,991	21,983,465
Accrued interest payable and other liabilities	3,360,296	3,989,665
Junior subordinated debentures	4,124,000	—
Guaranteed undivided beneficial interest in junior subordinated debentures (Trust preferred securities)	—	4,000,000

Total liabilities	606,109,452	526,331,170

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,791,393 issued and outstanding (8,750,582 at December 31, 2003)	31,721,431	31,520,099
Retained earnings	29,001,894	26,252,366
Accumulated other comprehensive (loss) income, net of taxes	(43,641)	31,999

Total shareholders’ equity	60,679,684	57,804,464

Total liabilities and shareholders’ equity	$666,789,136	$584,135,634

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$10,045,518	$9,164,090	$19,323,932	$18,085,501
Interest on investments:
Taxable investment securities	92,483	102,994	183,799	278,339
Nontaxable investment securities	152,981	184,775	307,641	371,424
Other interest income	61,059	130,419	143,580	243,552

Total interest income	10,352,041	9,582,278	19,958,952	18,978,816

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	270,284	407,897	560,867	848,853
Interest on time deposit accounts	968,605	1,043,443	1,884,256	2,047,017
Other borrowed funds	315,812	324,612	576,369	649,826

Total interest expense	1,554,701	1,775,952	3,021,492	3,545,696

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	8,797,340	7,806,326	16,937,460	15,433,120
PROVISION FOR LOAN LOSSES	1,390,000	1,700,000	2,090,000	2,000,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,407,340	6,106,326	14,847,460	13,433,120

NON-INTEREST INCOME
Service charges and fees	1,191,731	1,094,500	2,247,305	2,066,492
Mortgage Team revenues, net of expenses	105,961	477,897	156,462	980,588
Credit card discounts and fees	113,499	100,452	218,512	190,714
CRB Financial Services Team revenues	166,037	159,022	301,862	251,841
Other non-interest income	339,470	138,519	573,683	481,010

Total non-interest income	1,916,698	1,970,390	3,497,824	3,970,645

NON-INTEREST EXPENSES
Salaries and employee benefits	3,107,765	3,252,159	6,308,439	6,682,329
Occupancy expense	601,984	566,247	1,198,293	1,121,171
Credit card processing fees	31,177	25,357	56,934	49,241
Data processing expense	140,560	71,145	254,719	151,328
Other non-interest expenses	1,792,113	1,842,867	3,726,500	3,342,160

Total non-interest expense	5,673,599	5,757,775	11,544,885	11,346,229

INCOME BEFORE PROVISION FOR INCOME TAXES	3,650,439	2,318,941	6,800,399	6,057,536
PROVISION FOR INCOME TAXES	1,335,554	848,067	2,468,906	2,196,371

NET INCOME	2,314,885	1,470,874	4,331,493	3,861,165

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding losses arising during the period	(92,573)	(20,568)	(126,264)	(78,992)
Reclassification adjustment for losses (gains) included in net income	57,588	1,124	50,624	(3,077)

Total other comprehensive (income) loss	(34,985)	(19,444)	(75,640)	(82,069)
COMPREHENSIVE INCOME	$2,279,900	$1,451,430	$4,255,853	$3,779,096

Earnings per share of common stock
Basic	$0.26	$0.17	$0.49	$0.44
Diluted	$0.26	$0.16	$0.48	$0.43
Weighted average common shares outstanding
Basic	8,787,417	8,716,539	8,778,062	8,695,817
Diluted	9,005,326	9,011,637	9,028,581	8,981,669

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$4,331,493	$3,861,165
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale or write-down of property and equipment	98,064	94,992
Net loss (gain) on sale or call of investments	79,849	(3,077)
Depreciation on property and equipment	702,625	680,533
Amortization of mortgage servicing asset	1,059,974	993,829
Impairment of mortgage servicing asset	—	1,075,000
Federal Home Loan Bank stock dividend	(48,700)	(78,800)
Provision for loan losses	2,090,000	2,000,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(1,030,259)	(247,280)
Other assets	(1,280,918)	(2,735,747)
Accrued interest payable and other liabilities	6,403,485	(3,623,437)

NET CASH FROM OPERATING ACTIVITIES	12,405,613	2,017,178

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	3,000,000	4,023,750
Proceeds from the maturity of available-for-sale securities	5,000,000	5,110,000
Proceeds from the maturity of held-to-maturity securities	938,954	2,864,243
Purchases of held-to-maturity securities	—	(206,198)
Purchases of available-for-sale securities	(8,506,158)	(11,082,373)
Proceeds from the sale of restricted equity securities	483,100	—
Net change in loans made to customers	(99,237,790)	(21,905,052)
Payments made for purchase of property and equipment	(1,183,254)	(259,877)

NET CASH FROM INVESTING ACTIVITIES	(99,505,148)	(21,455,507)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	23,110,353	20,210,155
Net proceeds from time deposits	28,834,772	18,747,905
Net increase (decrease) in notes payable	21,388,526	(2,710,977)
Cash paid for dividends and fractional shares	(1,578,740)	(1,263,948)
Proceeds from stock options exercised and sales of common stock	371,834	469,835
Repurchase of common stock	(226,229)	—

NET CASH FROM FINANCING ACTIVITIES	71,900,516	35,452,970

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,199,019)	16,014,641
CASH AND CASH EQUIVALENTS, beginning of period	53,866,193	40,701,535

CASH AND CASH EQUIVALENTS, end of period	$38,667,174	$56,716,176

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$2,760,594	$3,294,680
Taxes paid in cash	$2,365,000	$3,461,000
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(75,640)	$(82,069)
Cash dividend declared and payable after quarter-end	$791,225	$698,024
Transfer of loans to other real estate owned	$1,394,770	$36,200

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
BALANCE, December 31, 2002 (Audited)	7,862,380	$17,841,700	$32,174,431	$174,250	$50,190,381
Stock options exercised	113,015	782,637	—	—	782,637
Income tax benefit from stock options exercised	—	212,242	—	—	212,242
Stock dividend (10%) and cash paid for fractional shares	791,887	12,931,515	(12,937,194)	—	(5,679)
Stock repurchase	(16,700)	(247,995)	—	—	(247,995)
Cash dividends paid or declared	—	—	(2,818,667)	—	(2,818,667)
Net income and comprehensive income	—	—	9,833,796	(142,251)	9,691,545

BALANCE, December 31, 2003 (Audited)	8,750,582	$31,520,099	$26,252,366	$31,999	$57,804,464

Stock options exercised	53,311	$371,834	$—	$—	$371,834
Income tax benefit from stock options exercised	—	55,727	—	—	55,727
Stock repurchase	(12,500)	(226,229)	—	—	(226,229)
Cash dividends paid or declared	—	—	(1,581,965)	—	(1,581,965)
Net income and comprehensive income	—	—	4,331,493	(75,640)	4,255,853

BALANCE, June 30, 2004 (Unaudited)	8,791,393	$31,721,431	$29,001,894	$(43,641)	$60,679,684

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The interim consolidated financial statements include the accounts of Columbia Bancorp (“Columbia” or the “Company”), an Oregon corporation and a registered financial holding company, and its wholly-owned subsidiary Columbia River Bank (“CRB”), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

During the first quarter of 2004, Columbia adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46R”) “Consolidation of Variable Interest Entities” which provided guidance on how to identify the primary beneficiary of a variable interest entity (“VIE”) and determine when the primary beneficiary of a VIE should include the VIE within its consolidated financial statements. As a result of adoption of FIN 46R Columbia was required to no longer consolidate Columbia Bancorp Trust I (“Trust”) within its financial statements and to recognize $4.1 million as junior subordinated debentures due to the Trust effective March 31, 2004.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of results to be anticipated for the year ending December 31, 2004.

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

There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain principles prescribed by those standards. These judgments include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123”. These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in Columbia’s annual report on Form 10-K. Columbia believes the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial conditions.

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

FAS 123 Pro Forma Net Income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$2,314,885	$1,470,874	$4,331,493	$3,861,165
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(16,607)	—	(48,576)	(92,885)

Pro forma net income	$2,298,278	$1,470,874	$4,282,917	$3,768,280

Earnings per share:
Basic — as reported	$0.26	$0.17	$0.49	$0.44
Basic — pro forma	$0.26	$0.17	$0.49	$0.43
Diluted — as reported	$0.26	$0.16	$0.48	$0.43
Diluted — pro forma	$0.26	$0.16	$0.47	$0.42

4.	Loans and Allowance for Loan Losses

Columbia does not accrue interest on loans for which payment in full of principal and interest is not expected, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Further, Columbia may place on non-accrual status loans that are not contractually past due or that are deemed fully collateralized to promote better oversight and review of loan arrangements. Loans on non-accrual status at June 30, 2004, and December 31, 2003, were $1.6 million, and $3.3 million, respectively. The decrease in loans on non-accrual status for the six months ended June 30, 2004, is attributable primarily to a single real estate secured loan in the amount of $1.4 million, which migrated from non-accrual status to other real estate owned (“OREO”) after being foreclosed.

At June 30, 2004, Columbia had $1.4 million in OREO, which represents assets held through loan foreclosure or recovery activities. As of December 31, 2003, Columbia held $41,500 in OREO. The increase in OREO is attributable primarily to a single real estate secured loan foreclosed in the amount of $1.4 million. Columbia is actively seeking a buyer for this property. The carrying value of this asset is based in part on an updated appraisal of the property conducted in 2003.

At June 30, 2004, and December 31, 2003, Columbia had not identified any loans in material amounts upon which the interest rate or payment schedules had been modified from original terms or restructured to accommodate borrowers’ weakened financial positions.

5.	Mortgage Servicing Asset

The following table presents an overview of key mortgage servicing balances and ratios as of the dates indicated:

Mortgage Servicing:

	Three Months Ended
	June 30, 2004	December 31, 2003	June 30, 2003
Mortgage servicing asset, net	$2,723,771	$3,691,449	$3,732,008
Mortgage loans serviced	$375,684,958	$444,649,255	$481,276,361
Number of mortgage loans serviced	3,245	3,756	4,213
Number of mortgage loans produced (1)	157	195	492
Mortgage servicing asset multiple	0.73%	0.83%	0.78%

(1) Mortgage loans produced are either sold servicing released or retained.

Columbia’s balance sheet includes an asset representing the estimated net present value of Columbia’s mortgage servicing rights income for mortgage loans originated by Columbia River Bank Mortgage Team (“Mortgage Team”) and subsequently sold to third party investors. The book value of the mortgage servicing asset (“MSA”) as of June 30, 2004, was $2.7 million on $375.7 million in mortgage loans serviced by Columbia, compared to $3.7 million on $481.3 million as of June 30, 2003. During the twelve months ending June 30, 2004, the unpaid principal amount of mortgage loans serviced declined by $105.6 million as a result of higher prepayment rates in the servicing portfolio and Management’s decision to discontinue selling mortgage loans with servicing retained. Another cause for the reduction in the MSA balance resulted from amortization of the MSA balance to expense. For the six months ended June 30, 2004, amortization expense related to the MSA totaled $1.1 million with no additional valuation adjustments. During the first six months of 2003, MSA amortization expense totaled $1.0 million and a valuation adjustment of $1.1 million was also recognized. The MSA as a percentage of total loans serviced as of June 30, 2004, was 0.73%, as compared to 0.83% and 0.78% as of December 31, 2003 and June 30, 2003, respectively.

6.	Segment Information

Columbia operates two primary segments — the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, CRB, which operates 16 bank branches in Oregon and three bank branches in Washington. CRB offers loan, investment, and deposit products to its customers who range from individuals to medium-sized agricultural and commercial companies. The mortgage banking segment consists of the Mortgage Team, headquartered in Bend, Oregon, with dedicated loan officers located in 11 of CRB’s Oregon branches. The Mortgage Team offers a full range of mortgage lending services and products to its clients.

Financial information that Columbia’s Management uses to evaluate its reportable segments and the reconciliation to Columbia’s consolidated financial statements are summarized as follows:

Segment Information:

(dollars in thousands)	Community Banking	Mortgage Banking	Consolidated
Six Months Ended June 30, 2004:
Net interest income before provision for loan losses	$16,831	$106	$16,937
Non-interest income	2,056	1,442	3,498
Depreciation on property and equipment	665	38	703
Mortgage servicing asset amortization	—	1,060	1,060
Income (loss) before provision for income taxes	7,410	(610)	6,800
Total assets	659,807	6,982	666,789
Six Months Ended June 30, 2003:
Net interest income before provision for loan losses	$15,210	$223	$15,433
Non-interest income	2,891	1,080	3,971
Depreciation on property and equipment	632	48	680
Mortgage servicing asset amortization	—	994	994
Impairment of mortgage servicing rights	—	1,075	1,075
Income (loss) before provision for income taxes	6,321	(263)	6,058
Total assets	569,769	9,541	579,310

7.	Earnings Per Share

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

In June 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities. Many of these financial instruments were previously classified as equity. This statement became effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition was achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Application of the provisions of this statement did not have a material impact on Columbia’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Application of the provisions of this statement did not have a material impact on Columbia’s consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46 by issuing FIN 46R. As a public entity that is not a “Small Business Issuer”, Columbia was required to apply FIN 46R to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. As a result of adoption of FIN 46R, Columbia was required to no longer consolidate Columbia Bancorp Trust I within its financial statements and to recognize $4.1 million as junior subordinated debentures due to the Trust effective March 31, 2004. Management does not anticipate adoption of the Interpretation will have further effects on the financial condition or results of operations of Columbia.

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

OVERVIEW

Columbia Bancorp (“Columbia” or the “Company”) is an Oregon corporation and a registered financial holding company. Columbia’s common stock is traded on the NASDAQ Stock MarketTM under the symbol “CBBO.” Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. Until March 31, 2004, Columbia also recognized Columbia Bancorp Trust I (“Trust”), as a wholly-owned subsidiary. The Trust is a Delaware statutory business trust which was used to issue “trust preferred securities” in 2002 for the purpose of repurchasing shares of common stock and to maintain appropriate regulatory capital. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities”, Columbia was required to deconsolidate the Trust effective March 31, 2004.

CRB, originally formed in 1977, operates 19 branches in Oregon and Washington. In addition to these community-oriented branches, mortgage lending services are provided through Columbia River Bank Mortgage Team (“Mortgage Team”) and investment services through CRB Financial Services Team (“Financial Services Team”), a registered broker-dealer firm. CRB offers a broad range of financial services to its customers, who primarily include small and medium sized businesses, agricultural based businesses, families and individuals.

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

In the third quarter 2003, Columbia announced plans for opening two new branches in Redmond and Bend, Oregon. These locations are in Columbia’s existing service area and are expected to benefit from the high growth of new residents and businesses. Deschutes County, where both branches will be located, is ranked in the top 100 fastest growing counties in the United States. Columbia has experienced significant success with its existing branch in Redmond as well as its three branches in Bend, and significant opportunity exists for these additional branches to increase convenience for customers and to grow the Columbia franchise. During the second quarter 2004, Columbia opened one of these new branches in Redmond, with plans to open the other new branch in Bend during the third quarter of 2004.

In January 2004, Columbia opened a Commercial Loan Production Office (“LPO”) in the Portland area. This is Columbia’s first venture into the Portland area market. The LPO is currently operating out of the Newberg, Oregon branch.

Columbia’s total assets as of June 30, 2004, were $666.8 million and shareholders’ equity at that date was $60.7 million. For the quarter ended June 30, 2004, net income was $2.3 million or $0.26 per diluted share, which represents an increase of $844,011 or 57.38% over the second quarter of 2003. For the six months ended June 30, 2004, net income was $4.3 million or $0.48 per diluted common share, which represents an increase of $470,328 or 12.18% from the six months ended June 30, 2003. The year-to-date 2004 increase in net income over 2003 in the amount of $470,328 is attributable to a combination of increased interest and fees on loans and a decrease in interest expense, as well as a decrease in salary and benefit expense due to higher off-setting loan origination income, and no recognition of a valuation adjustment or impairment of the MSA in 2004.

The following table presents an overview of these and other key financial performance indicators:

Key Financial Performance Indicators:

(dollars in thousands except per share data)

	As of and for the
	Six Months Ended
	June 30,
	2004	2003
Return on average assets	1.43%	1.40%
Return on average equity	14.66%	14.95%
Net interest margin, tax equivalent basis	6.20%	6.22%
Efficiency ratio	56.49%	58.47%
Net income	$4,331	$3,861
Total loans, gross (1)	568,980	460,356
Total assets	666,789	579,310
Deposits	548,303	494,793
Book value per common share	$6.90	$6.09
Tangible book value per common share	5.75	4.81

(1) Loans include portfolio and loans held for sale and exclude allowance for loan losses and unearned loan fees.

MATERIAL CHANGES IN FINANCIAL CONDITION

ASSETS

Columbia’s assets are comprised primarily of loans made to customers, with the expectation of receipt of interest and principal from the customer, in addition to operating cash and various investment securities.

Investment Securities

Investment securities totaled $30.6 million at June 30, 2004, a decrease of $1.1 million, or 3.45%, compared to December 31, 2003. The decrease in the securities portfolio occurred as a result of the maturity of held-to-maturity securities that were not replaced due to a need for funding future loan growth, and the sale of restricted equity securities. The investment portfolio contains bank qualified municipal securities, government agencies, mortgage backed securities and restricted equity securities. Included in the balance of restricted equity securities was Federal Home Loan Bank stock of $2.4 million, which decreased $434,400 from December 31, 2003, and Farmer Mac stock of $9,400. The decrease in Federal Home Loan Bank stock is the result of the sale of excess stock held for collateral. At June 30, 2004, the investment portfolio consisted of 46.30% available-for-sale securities, 45.83% held-to-maturity securities and 7.87% restricted equity securities. As of December 31, 2003, and June 30, 2003, available-for-sale, held-to-maturity, and restricted equity securities represented, 43.80%, 47.23% and 8.97%, and 47.22%, 44.89% and 7.89%, respectively, of the outstanding investment portfolio. Available-for-sale securities as well as held-to-maturity securities may be pledged as collateral for public deposits. At June 30, 2004, $15.0 million, or 48.95%, of the portfolio was pledged, compared to $15.1 million, or 47.81%, at December 31, 2003, and $15.4 million, or 43.71%, at June 30, 2003. An unrealized loss on available-for-sale securities at June 30, 2004, was $136,727, or $86,685 after tax, compared to a gain of $80,202, or $50,848 after tax, and a gain $145,395, or $92,181 after tax, at December 31, 2003, and June 30, 2003, respectively. The unrealized loss as of June 30, 2004, is attributed to an increase in interest rates during the second quarter of 2004.

Loans

Columbia’s loan portfolio represents the results of Management’s efforts to diversify risk across a range of loan types and industries, to represent the markets in which Columbia does business and the types of loans in which it specializes. Loan products include construction and real estate loans, commercial loans, consumer loans, agriculture loans and credit cards. Management has also emphasized agricultural lending, and developed a specialty in underwriting and monitoring these types of loans. This focus has provided opportunities into markets that traditionally have been neglected due to the perception that these types of loans carry higher risk than more traditional lending. Columbia has taken steps to mitigate these risks by hiring experienced agricultural lenders and consultants, most of whom have more than ten years agriculture experience, by diversifying the loan portfolio across 15 different commodity types, and by maintaining Preferred Lender Status with the Farm Service Agency. This status allows easier and quicker participation in the Farm Loan Government Guarantee Program, which guarantees up to 90% of qualified loans. Ranges of approximately 9.00-10.00% of Columbia’s agricultural loans are guaranteed through this program.

Gross loans, excluding loans held for sale, at June 30, 2004, were $567.1 million, an increase of $97.5 million, or 20.76% over December 31, 2003, and an increase of $110.2 million, or 24.13%, over June 30, 2003. With interest rates continuing to remain low, even with the recent Fed rate increase, and the economy beginning to improve, loan growth for the first six months of 2004 increased more quickly than expected. While loan growth is found in all of Columbia’s market areas, strong loan growth has recently been centered in commercial real estate and construction portfolios coming from Kennewick, Washington, and Eastern and Central Oregon markets.

The Mortgage Team, a division of CRB, began originating and funding single-family mortgage loans in 1997. These loans, which ordinarily are committed for sale to mortgage investors, generally are held by CRB for less than 30 days. At June 30, 2004, loans held for sale were $1.9 million compared to $2.8 million and $3.5 million at December 31, 2003 and June 30, 2003, respectively. As interest rates rise, Columbia will continue to see a slow down in the origination of mortgage loans, and a resulting decrease in loans held for sale.

The following table presents CRB’s loan portfolio composition by loan type:

Loans:
(dollars in thousands)

	June 30, 2004		December 31, 2003		June 30, 2003
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Commercial loans	$95,287	17%	$86,163	19%	$78,933	17%
Agricultural loans	82,362	15%	64,059	14%	67,762	15%
Real estate loans	244,569	44%	206,754	45%	190,311	42%
Real estate loans — construction	121,836	22%	87,427	19%	93,997	21%
Consumer loans	16,256	3%	18,242	4%	19,820	4%
Other loans	6,797	1%	6,975	1%	6,040	1%

	567,107		469,620		456,863
Allowance for loan losses	(7,940)	-2%	(6,612)	-2%	(6,448)	-1%
Unearned loan fees	(1,856)	0%	(1,450)	0%	(1,351)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	557,311		461,558		449,064
Loans held for sale	1,873	0%	2,792	0%	3,493	1%

Total loans	$559,184	100%	$464,350	100%	$452,557	100%

Non-performing Assets

Non-performing assets consist of delinquent loans on non-accrual status, delinquent loans past due greater than 90 days, restructured loans and other real estate owned (“OREO”). Columbia does not accrue interest on loans for which payment in full of principal and interest is not expected, or which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Restructured loans are those for which the interest rate or payment schedules were modified from original terms to accommodate the borrower’s weakened financial condition. OREO represents assets held through loan foreclosure or recovery activities.

At June 30, 2004, Columbia’s total non-performing assets were $3.1 million, as compared to $3.3 million and $2.9 million at December 31, 2003, and June 30, 2003, respectively. The balance at June 30, 2004, included $1.4 million in OREO from a single real estate-secured credit in Central Oregon, which was foreclosed on in the first quarter of 2004. This credit was written down from $2.8 million to $1.4 million, based on an updated appraisal of the real estate collateral, during the second quarter of 2003, due to Management’s concern the net realizable value may be limited to the fair market value of the collateral. Management plans to liquidate the property when an acceptable and fair offer is received for consideration. However, the single purpose nature of the property (an assisted living facility) may result in a protracted marketing period. Management expects to realize an amount on disposition equal to or greater than the current book value of the asset. Columbia has exhausted its collections options on the guaranty related to the loan through the National Appeals Division of the United States Department of Agriculture. Columbia has further appeal options through the federal court system, but has not yet made a decision in regard to pursuit of these options.

The following table presents information with respect to non-performing assets:

Non-performing Assets:
(dollars in thousands)

	June 30, 2004	December 31, 2003	June 30, 2003
Loans on non-accrual status	$1,615	$3,292	$2,864
Delinquent loans on accural status	—	—	—
Restructured loans	9	10	11

Total non-performing loans	1,624	3,302	2,875
Other real estate owned	1,436	42	36

Total non-performing assets	$3,060	$3,344	$2,911

Allowance for loan losses	$7,940	$6,612	$6,448

Ratio of total non-performing assets to total assets	0.46%	0.57%	0.50%
Ratio of total non-performing loans to total loans	0.29%	0.70%	0.62%
Ratio of reserves for loan losses to total non-performing assets	259.48%	197.73%	221.50%

Allowance for Loan Losses

The allowance for loan losses allows Columbia to establish a reserve on the balance sheet that represents an estimate of potential losses associated with the loan portfolio as of the reporting date. The allowance for loan losses, sometimes known as the “loan loss reserve” is evaluated each quarter. Increases to the allowance are recorded as an expense charged to the provision for loan losses in the income statement; decreases occur when loan losses are recognized. Management determines the appropriateness and amount of these charges by assessing the risk potential in the portfolio on an ongoing basis.

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

When a loan, or a portion of a loan, is determined to be uncollectible, it is “charged-off “ which means it is removed, in whole or in part, from the balance sheet, and the reduction is charged against the allowance for loan losses. Recoveries of amounts previously charged-off are increases to the allowance for loan losses.

As a percentage of average loans outstanding at year-end, Columbia’s allowance for loan losses has ranged between .84% and 1.64% over the last nine years, and has averaged 1.33%, on an annual basis. As of June 30, 2004, Columbia’s allowance for loan losses was 1.40% of outstanding loans. Management believes the allowance for loan losses is adequate based on its assessment of the factors, conditions and calculations described above.

The following table presents activity in allowance for loan losses:

Allowance for Loan Loss:
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Balance at beginning of period	$6,876	$6,398	$6,612	$6,417
Charge-offs:
Commercial	202	1,579	459	1,759
Real estate	95	—	116	11
Agriculture	—	—	—	41
Consumer loans	33	64	122	139
Credit card and related accounts	23	29	101	65

Total charge-offs	353	1,672	798	2,015
Recoveries:
Commercial	23	4	26	18
Real estate	—	—	—	2
Agriculture	—	12	—	13
Consumer loans	1	5	4	12
Credit card and related accounts	3	1	6	1

Total recoveries	27	22	36	46
Allowance for loan losses	1,390	1,700	2,090	2,000

Balance at end of period	$7,940	$6,448	$7,940	$6,448

Mortgage Servicing Asset

Columbia’s balance sheet includes a mortgage servicing asset (“MSA”), which represents the estimated present value of fees earned for the collection of mortgage loan payments net of costs involved in providing mortgage services such as collection, collateral maintenance, credit reporting and similar functions, for mortgage loans originated and sold to third party investors. The value of this asset fluctuates from time to time based on the effects of changes in the number of loans serviced, outstanding principal balances, weighted average interest rates and changes in overall market interest rates. As of June 30, 2004, the value of the MSA was $2.7 million and had a MSA multiple of 0.73% (which is the carrying value divided by the total unpaid principal mortgage balances) as compared to June 30, 2003 when the value was $3.7 million with a MSA multiple of 0.78%.

Columbia initiated a strategic shift in the fourth quarter of 2003, and discontinued the practice of acquiring and retaining mortgage servicing. The Mortgage Team now originates mortgage loans, which are sold exclusively on a brokerage basis, with mortgage servicing released. This strategy will continue into 2004, with a focus on producing quality loans, providing competitive loan products and selling service released mortgage premiums in the secondary servicing market. Management believes this will reduce interest rate and prepayment risk associated with the MSA. Any future decision to sell the MSA will be dependent upon the movement of interest rates. A rise in interest rates will likely improve the value of the MSA and provide Management with the incentive and ability to examine sale options.

The following table presents a reconciliation for CRB’s mortgage servicing asset for the six and twelve month periods presented:

Mortgage Servicing Asset Reconciliation:

	June 30, 2004	December 31, 2003	June 30, 2003
Mortgage servicing asset (“MSA”), beginning	$3,691,449	$4,614,391	$4,614,391
Add servicing retained premiums	92,296	1,935,108	625,354
Deduct MSA amortization	(1,059,974)	(2,000,050)	(567,913)
Deduct MSA valuation adjustments	—	(858,000)	(575,000)

Mortgage servicing asset, ending	$2,723,771	$3,691,449	$4,096,832

LIABILITIES

Columbia’s liabilities are comprised primarily of the obligation to repay customers’ deposits on demand (for “demand deposits”) or at a stated time in the future (for “time deposits”), debt and interest accrued thereon, and obligations to pay interest and, at maturity, principal, on the “trust preferred securities” issued by Columbia Bancorp Trust I.

Deposits

Columbia offers various deposit accounts, including interest bearing savings, money market and certificate of deposit accounts and non-interest bearing checking. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Deposits are Columbia’s primary source for funding loan growth. Columbia strives to fund operations with non-interest bearing demand deposits, which will improve the net interest spread — the difference between interest income and interest expense.

Total deposits were $548.3 million at June 30, 2004, an increase of $51.9 million, or 10.47%, and $53.5 million, or 10.81%, over December 31, 2003, and June 30, 2003, respectively. The growth in deposit accounts has been primarily in non-interest bearing accounts and time certificates of deposit. Since the beginning of the year, non-interest bearing accounts have increased $24.1 million, or 16.01% and time certificate of deposits have increased $28.8 million, or 23.49%. The growth in non-interest bearing accounts can be attributed to Columbia’s focus over the past year on calling upon commercial customers to attract new deposits as well as to the low rate environment we have seen over the last year. The rise in time certificates of deposits is attributed primarily to an increase in brokered certificates of deposit and public certificates of deposit greater than $100,000. Overall, deposits grew due to a combination of pricing strategies, increased marketing and an emphasis on a sales culture within the branches.

The following table presents deposit composition by deposit type:

Deposits:
 dollars in thousands)

	June 30, 2004		December 31, 2003		June 30, 2003
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing	$174,515	32%	$150,425	30%	$147,811	30%
Interest bearing	186,178	34%	187,452	38%	186,768	38%
Savings accounts	36,027	7%	35,733	7%	29,954	6%
Time certificates	151,583	27%	122,748	25%	130,260	26%

Total deposits	$548,303	100%	$496,358	100%	$494,793	100%

Brokered Certificates of Deposit – Wholesale Deposits

Columbia utilizes brokered deposits as a source for funding loan growth. In most cases, brokered deposit accounts are purchased with intermediate to long-term maturities ranging from two to seven years. At June 30, 2004, brokered certificates of deposit total $37.2 million, compared to $26.2 million at December 31, 2003, and $26.1 million at June 30, 2003. During 2004, Columbia has initiated the process to acquire wholesale deposits similar to brokered certificates of deposit where Columbia posts rates on a certificates of deposit proprietary network, which solicits deposits from other financial institutions. This new source of funding has contributed $4.6 million in deposits, with maturities ranging from 30 days to 2 years. These are classified as either brokered certificates of deposit or public certificate of deposits depending on their source. In total, Columbia has acquired approximately $15.6 million in brokered deposits and wholesale deposits during 2004 to meet current and future loan growth.

Borrowings

The majority of Columbia’s borrowings are through advances from the Federal Home Loan Bank (“FHLB”). At June 30, 2004, borrowings from FHLB increased to $43.4 million as compared to $21.1 million and $23.6 million at December 31, 2003, and June 30, 2003, respectively. Columbia also uses lines of credit at correspondent banks to purchase Fed Funds as a source for short-term funding. As of June 30, 2004, Columbia had $6.1 million outstanding in Fed Funds Purchased. There were no Fed Funds Purchased as of December 31, 2003, and June 30, 2003. The remainder of borrowings consists of a Treasury Tax and Loan note payable for $850,000 as of June 30, 2004, December 31, 2004, and June 30, 2003. Total notes payable increased $28.3 million over December 31, 2003, and $25.9 million over June 30, 2003. The following table presents certain information with respect to Columbia’s FHLB borrowings:

Borrowings:
 (dollars in thousands)

	June 30,	December 31,	June 30,
	2004	2003	2003
Amount outstanding at end of period	$43,372	$21,133	$23,574
Weighted average interest rate at end of period	2.38%	3.49%	4.25%
Maximum amount outstanding at any month-end and during the year	$46,941	$27,372	$26,083
Average amount outstanding during the period	$15,383	$23,672	$11,920
Average weighted interest rate during the period	2.80%	3.90%	4.21%

Off-Balance Sheet Items – Commitments/Letter of Credit

In the normal course of business to meet the financing needs of its customers, Columbia is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, the issuance of letters of credit and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

Columbia’s exposure to credit loss, in the event of nonperformance by the other party for commitments to extend credit and letters of credit written, is represented by the contractual amount of those instruments. Columbia uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Columbia may or may not require collateral or other security to support financial instruments with credit risk, depending on its loan underwriting guidelines. The following table presents a comparison of contract commitments amounts:

Commitments:
 (dollars in thousands)

	June 30, 2004	December 31, 2003	June 30, 2003
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$157,896	$162,232	$156,160
Undisbursed credit card lines of credit	18,129	17,333	16,621
Commercial and standby letters of credit	2,680	2,466	2,758

	$178,705	$182,031	$175,539

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by Columbia upon an extension of credit, is based on management’s credit evaluation of the counterparty. The type of collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing properties.

Letters of credit written are conditional commitments issued by Columbia to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Columbia holds cash, marketable securities or real estate as collateral supporting those commitments for which collateral is deemed necessary.

Derivative Instruments-Interest Rate Swap

During January 2003, in connection with the issuance of $4.0 million of floating-rate Trust Preferred Securities. Columbia entered into an interest rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, Columbia will pay 3.27% on a notional amount of $4.0 million and receive 90-day LIBOR on the same amount. The effect of this transaction was the conversion of the $4.0 million trust preferred issuance from a floating rate at 90-day LIBOR plus 330 basis points to a fixed rate of 6.57% for five years, the point at which Columbia has the option to call the Trust Preferred Securities. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The effect of this transaction was to mitigate interest rate risk and establish a fixed cost for the initial five years of the trust preferred securities.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended June 30, 2004 was $2.3 million or $0.26 per diluted share, an increase of 57.38% in net income and an increase of 62.50% in diluted earnings per share over the same period in 2003. Net income for the six months ended June 30, 2004, was $4.3 million, or $0.48 per diluted share, representing an increase of 12.18% in net income and an increase of 11.63% in diluted earnings per share over the first six months ended June 30, 2003. The increase in net income during the second quarter of 2004 is attributed to an increase in interest and loan fees, a decrease in interest expense paid on deposit accounts, a decrease in provision for loan losses and an increase in off-setting income from direct costs associated with loans originated during the second quarter of 2004 as compared to the same period in 2003. The increase in net income for the first six months ending June 30, 2004, reflects an increase in interest and loan fees and a reduction of interest expense on deposits. The increase in diluted earnings per share for the six months ended June 30, 2004, was due to an increase in net income and, in part, by the effects of Columbia’s stock repurchase program in which 12,500 shares of stock were repurchased and retired during the first quarter of 2004. Additionally, Columbia had no impairment expense associated with the mortgage servicing asset (“MSA”) as compared to $1.1 million in impairment expense for the same period in 2003.

Net Interest Income

The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Columbia’s total net interest income increased $991,014 or 12.70% for the three months ended June 30, 2004, and increased $1.5 million or 9.75% for the six months ended June 30, 2004, as compared to the same periods in 2003. The increase in net interest income is due to the increase in loan balances as compared to the same period in 2003 and a reduction in deposit rates as compared to the same period in 2003, thereby reducing interest expense. The tax equivalent net interest margin for the second quarter 2004 was 6.19% as compared to 6.15% for the same period in 2003, and for the first half of 2004 was 6.20% as compared to 6.22% for the same period in 2003. Net interest income on average represents approximately 80.00% of Columbia’s total revenue. It is expected that the net interest margin will continue to compress in future periods due to Columbia’s strategy to fund future loan growth with a combination of retail branch generated deposits, which will be priced near the top half of deposit rates amongst local competitors, and from the sale of brokered certificates of deposits and wholesale deposits, a more expensive source of funding.

The following table presents a comparison of average balances and rates:

Net Interest Income Average Balances and Rates:
 (dollars in thousands)

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2004
	Average Balances			Average Yields/Costs Tax Equivalent
	2004	2003	Change	2004	2003	Change
Taxable securities	$15,188	$13,724	$1,464	2.45%	3.10%	-0.65%
Nontaxable securities	13,241	15,832	(2,591)	7.33%	7.38%	-0.05%
Interest bearing deposits	9,278	11,450	(2,172)	2.22%	2.41%	-0.19%
Federal funds sold	2,462	20,258	(17,796)	1.39%	1.16%	0.23%
Loans	536,813	455,030	81,783	7.53%	8.08%	-0.55%

Interest-earning assets	576,982	516,294	60,688	7.28%	7.53%	-0.25%
Nonearning assets	54,097	48,239	5,858

Total assets	$631,079	$564,533	$66,546

Savings & interest bearing deposits	$222,701	$215,535	$7,166	0.49%	0.76%	-0.27%
Time certificates	136,959	130,030	6,929	2.84%	3.22%	-0.38%
Borrowed funds	46,155	28,704	17,451	2.74%	4.57%	-1.83%

Interest bearing liabilities	405,815	374,269	31,546	1.54%	1.19%	0.35%
Non interest bearing demand deposits	162,223	134,902	27,321
Other liabilities	2,984	2,412	572
Shareholders’ equity	60,057	52,950	7,107

Total liabilities and shareholders’ equity	$631,079	$564,533	$66,546

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Average Balances			Average Yields/Costs Tax Equivalent
	2004	2003	Change	2004	2003	Change
Taxable securities	$15,133	$14,513	$620	2.51%	3.96%	-1.45%
Nontaxable securities	13,333	15,945	(2,612)	7.32%	7.41%	-0.09%
Interest bearing deposits	9,917	11,665	(1,748)	2.00%	2.46%	-0.46%
Federal funds sold	7,233	17,046	(9,813)	1.20%	1.12%	0.08%
Loans	509,325	447,760	61,565	7.63%	8.15%	-0.52%

Interest-earning assets	554,941	506,929	48,012	7.30%	7.64%	-0.34%
Nonearning assets	52,413	48,089	4,324

Total assets	$607,354	$555,018	$52,336

Savings & interest bearing deposits	$223,489	$215,396	$8,093	0.50%	0.79%	-0.29%
Time certificates	130,541	126,167	4,374	2.90%	3.27%	-0.37%
Borrowed funds	37,057	29,423	7,634	3.14%	4.47%	-1.33%

Interest bearing liabilities	391,087	370,986	20,101	1.55%	1.93%	-0.38%
Non interest bearing demand deposits	153,539	128,766	24,773
Other liabilities	3,306	3,190	116
Shareholders’ equity	59,422	52,076	7,346

Total liabilities and shareholders’ equity	$607,354	$555,018	$52,336

Non-Interest Income

Non-interest income represents earnings on fees, service charges, and gains from the sale of loans, securities and other assets. Total non-interest income for the quarter ended June 30, 2004, decreased $53,692 or 2.72%, and for the six months ended June 30, 2004, decreased $472,821 or 11.91%, as compared to the same periods in 2003. The decrease is primarily attributable to a decrease in the production of mortgage loans, which resulted in a decrease in Mortgage Team revenues of $371,936 or 77.83% for the quarter ended June 30, 2004, and $824,126 or 84.04% for the six months ended June 30, 2004, as compared to the same periods in 2003. During the second quarter of 2004, Columbia produced 157 mortgage loans, compared to 492 loans in the second quarter of 2003, resulting in a decline of 335 loans or 68.09%. During the six month period ending June 30, 2004, Columbia produced 280 mortgage loans, compared to 1,024 loans in the same period last, resulting in a decline of 744 loans or 72.66%. Whereas, Columbia had less valuation impairment expense associated with the MSA as compared to the same period in 2003. For the six months ended June 30, 2004, Columbia had no impairment expense to the MSA, where as during the same period in 2003, Columbia had $1.1 million in impairment expense.

The following table presents a schedule of the changes in non-interest income and its components:

Non-Interest Income:
 (dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	% change	2004	2003	% change
Service charges on deposits	$1,192	$1,094	9%	$2,247	$2,066	9%
Credit card discounts & fees	113	100	13%	219	191	15%
Financial services	166	159	4%	302	252	20%
Mortgage servicing, net	(195)	(213)	-8%	(434)	(277)	57%
Gain (loss) on sale of mortgage loans	8	3	167%	79	(17)	-565%
Mortgage loan origination income	293	688	-57%	511	1,275	-60%
Loss from called bond	—	12	-100%	—	5	-100%
Other income	340	127	168%	574	476	21%

Total	$1,917	$1,970	-3%	$3,498	$3,971	-12%

Provision for Loan Losses

Charges to provision for loan losses for the three and six months ended June 30, 2004, were $1.4 million and $2.1 million, compared to $1.7 million and $2.0 million, respectively, for the same periods in 2003. The increase in the provision for loan losses for the six months ended June 30, 2004, was primarily the result of larger than expected loan growth as compared to the six months ended June 30, 2003, where the increase in the provision for loan losses was taken primarily as the result of a single large charge-off. The provision is determined based on Management’s assessment of various factors taking into account credit risk, loan concentrations and historical loan loss trends. The amount of provision for loan losses is added to the allowance for loan losses and is used to measure the risk associated with potential losses within the loan portfolio.

Non-Interest Expense

Total non-interest expense for the three months ended June 30, 2004, decreased $84,176 or 1.46% and for the six months ended June 30, 2004, increased $198,656 or 1.75%, as compared to the same periods in 2003. The overall increase in non-interest expense for the six month comparison was due in part to higher expenses associated with electronic connection, telephone, insurance, software licensing, promotional expenses, consulting, collection expenses and operational losses. These expenses grew due to Columbia’s investment in new branches and technology, and the overall growth in customer accounts.

The following table presents a schedule of the components of and change in non-interest expense:

Non-Interest Expense:
 (dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2004	2003	% change	2004	2003	% change
Compensation & benefits	$3,108	$3,252	-4%	$6,308	$6,682	-6%
Occupancy	602	566	6%	1,198	1,121	7%
Data processing	141	71	99%	255	151	69%
Other expenses	1,823	1,869	-2%	3,784	3,392	12%

Total	$5,674	$5,758	-1%	$11,545	$11,346	2%

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ Equity

At June 30, 2004, shareholders’ equity totaled $60.7 million, compared to $57.8 million at December 31, 2003, or an increase of 4.97%. The change is primarily the result of net income, of $4.3 million for the period, which was offset by dividends declared or paid of $1.6 million. During the second quarter of 2004, Columbia declared a dividend of $0.09 per share payable July 30, 2004, to shareholders of record as of July 15, 2004. In addition, Columbia declared and paid a first quarter dividend of $0.09 per share on April 30, 2004. With cash dividends paid and declared in 2004, approximately 36.52% of Columbia’s year-to-date earnings will have been returned to shareholders, the remainder being retained in the form of shareholders’ equity for the purpose of leveraging future balance sheet growth. Columbia repurchased 12,500 shares of stock from shareholders during the first quarter of 2004, in accordance with a stock repurchase plan which was approved on August 1, 2003, and allowed for the repurchase of up to $1.6 million in common shares of stock, which expired on June 30, 2004. Columbia’s board of directors approved on May 20, 2004, a renewal of the stock repurchase plan with an expiration date of June 30, 2005, with a stock repurchase limit of up to $1.0 million. The repurchase plan will be conducted in the open market pursuant to the Securities Exchange Act Rule 10b-18 at the sole discretion of management.

Liquidity

Columbia has adopted policies in order to address its liquidity requirements, particularly with respect to customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s main sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds, brokered certificates of deposit and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are not and are often influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors.

The first six months of 2004, saw a decrease in Columbia’s liquidity position as a result of growth in loans. Liquidity is determined by the aggregate of cash and due from banks, less vault cash, interest bearing deposits with other banks, held-to-maturity securities not pledged and maturing within three months and available-for-sale securities not pledged. Total measurable liquid assets were $33.5 million on June 30, 2004, as compared to $55.4 million on June 30, 2003. Because net loan growth and anticipated loan growth exceeded deposit growth, Columbia increased its reliance on other borrowings and brokered certificates of deposit by $28.3 million and $11.0 million, respectively and decreased federal funds sold by $12.5 million from December 31, 2003, to June 30, 2004. Management intends to continue to rely on retail branch deposit growth, brokered certificates of deposit and other funding sources. In an effort to manage liquidity needs faced in the first half of 2004, Columbia has set up alternative funding sources which allows for the acquisition of deposits through a web-based environment. Columbia had acquired $4.6 million in these types of deposits as of June 30, 2004. Additionally, Columbia has increased its marketing of deposit products by raising deposit rates to compete amongst the top half of local competitors in order to fund future loan demand.

The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2004. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities increased by $10.4 million as compared to the same period in 2003, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities, which consist primarily of proceeds and sales of securities and the impact of net growth in loans increased by $78.0 million over the same period in 2003. Financing activities present the cash flows associated with deposit and borrowing activities, and reflect the dividends paid to shareholders. It is expected that during the remainder of 2004, liquidity will continue to trend lower as a result of pressure from loan growth.

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

The following table presents Columbia’s various capital ratios as compared to regulatory minimums:

Capital Ratios:

			June 30, 2004	December 31, 2003
		Well-
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	9.21%	10.46%
Total risk-based capital	8.00%	10.00%	10.46%	11.71%
Leverage Ratio	4.00%	5.00%	9.16%	9.19%

Columbia intends to remain “well-capitalized” by regulatory definition. Strategic plans for the opening of the Bend, Oregon, branch along with anticipated loan growth and future cash dividends are expected to reduce regulatory capital levels from their current stated levels.

Stock Repurchase Plan

On August 1, 2003, Columbia’s Board of Directors authorized a program to repurchase shares of Columbia common stock. Columbia authorized the repurchase program because the Board of Directors believes that such repurchases constituted a sound investment and use of Columbia’s shareholders’ equity. The stock repurchases were made on the open market pursuant to Securities Exchange Act Rule 10b-18. The repurchase plan authorized Columbia to repurchase common stock valued at up to $1.6 million, until the expiration date, June 30, 2004, or sooner if the maximum authorized amount of shares had been repurchased prior to that date. The number, timing and price of the repurchased shares were set according to Columbia’s sole discretion. As of June 30, 2004, this plan had expired and was replaced by a new plan approved on May 20, 2004, by the Board of Directors to allow up to $1.0 million in common stock to be repurchased with an expiration date of June 30, 2005. The repurchase plan will be conducted in the open market pursuant to the Securities Exchange Act Rule 10b-18 at the sole discretion of management.

During the first quarter of 2004, Columbia repurchased and retired 12,500 shares of stock as shown below; no other activity has taken place in 2004.

Stock Repurchase:

			Total # of Shares Purchased	Maximum Dollar Value of Shares
	Total # of Shares	Average Price	as Part of a Publicly	Remaining to be Purchased
	Purchased	Paid per Share	Announced Plan(s)(1)	Under the Plan(s)(1)
August-03	—	$—	—	$1,600,000
September-03	16,700	14.85	16,700	1,352,005

Three Months Ended September 30, 2003	16,700	14.85	16,700	1,352,005

October-03	—	$—	—	$1,352,005
November-03	—	—	—	1,352,005
December-03	—	—	—	1,352,005

Three Months Ended December 31, 2003	—	—	—	1,352,005

Twelve Months Ended December 31, 2003	16,700	$14.85	16,700	$1,352,005

January-04	—	$—	—	$1,352,005
February-04	12,500	18.10	12,500	1,125,776
March-04	—	—	—	1,125,776

Three Months Ended March 31, 2004	12,500	18.10	12,500	1,125,776

April-04	—	$—	—	$1,125,776
May-04	—	—	—	1,125,776
June-04	—	—	—	1,125,776

Three Months Ended June 30, 2004	—	—	—	1,125,776

Six Months Ended June 30, 2004	12,500	$18.10	12,500	$1,125,776

(1) Plan announced in August 2003, to repurchase up to $1.6 million in stock through June 30, 2004. This plan was replaced on May20, 2004, to repurchase $1.0 million in stock through June 30, 2005.

Trust Preferred Securities

During December 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (trust preferred securities). During 2002, the Trust issued $4.0 million in trust preferred securities.

As previously discussed, Columbia deconsolidated the Trust as of March 31, 2004. As a result, the junior subordinated debentures issued by Columbia to the issuer trusts, totaling $4.1 million, are reflected on Columbia’s consolidated balance sheet at June 30, 2004, under the caption “Junior Subordinated Debentures”. Columbia also recognized its $124,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at June 30, 2004.

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

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 64.40% of Columbia’s loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon and Washington would cause Management to increase the allowance for loan losses.

The Mortgage Team has recorded a mortgage servicing asset (“MSA”) that contains risk due to loan prepayments, interest rate volatility and secondary servicing market fluctuations. The value of the MSA will likely decline when interest rates fall due to an increase in loan prepayments. The MSA is measured on a quarterly basis by a qualified independent entity with access and knowledge of current servicing transaction values between willing parties. The techniques used in valuing the MSA incorporate assumptions relative to prevailing conditions in the secondary servicing market. The assumptions used for valuing the MSA are gathered from near term transactions and include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs and ancillary income. A decrease in the value of the MSA is recorded as a valuation write-down adjustment. However, actual fair values may differ from the measured valuation due to limitations in available third-party market quotations and assumptions.

At June 30, 2004, Columbia had approximately $7.4 million in goodwill as a result of business combinations. Columbia adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Ongoing analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

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

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	– (d) Not applicable.

(e)	The information on Columbia’s Stock Repurchase Plan contained in Part 1, Item 2 of this Quarterly Report is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Employment Agreement of April 15, 2004 between Roger Christensen and Columbia Bancorp.

10.2	Employment Agreement of April 15, 2004 between James McCall and Columbia Bancorp.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On April 2, 2004, Columbia filed a current report on Form 8-K to provide under Items 7 and 9 a press release reporting guidance on earnings for the first quarter of 2004. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

On April 28, 2004, Columbia filed a current report on Form 8-K to provide under Items 7 and 9 a press release reporting the release of earnings for the first quarter of 2004. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP
Dated: August 5, 2004	/s/ Roger L. Christensen
Roger L. Christensen
President & Chief Executive Officer

Dated: August 5, 2004	/s/ Greg B. Spear
Greg B. Spear
Executive Vice President & Chief Financial Officer