Form 10-Q
period 2004-09-30
COLUMBIA BANCORP \OR\
filed 2004-11-05
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

YES X    NO ___

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

8,814,245 shares of common stock as of October 28, 2004

COLUMBIA BANCORP

FORM 10-Q

September 30, 2004

COLUMBIA BANCORP AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
	2004	2003
	(Unaudited)	(Audited)
ASSETS
Cash and due from banks	$22,659,441	$33,809,732
Interest bearing deposits with other banks	14,964,018	5,100,513
Federal funds sold	42,463,177	14,955,948

Total cash and cash equivalents	80,086,636	53,866,193

Investment securities available-for-sale	15,682,296	13,875,646
Investment securities held-to-maturity	14,130,312	14,963,728
Restricted equity securities	2,429,800	2,843,100

Total investment securities	32,242,408	31,682,474

Loans held-for-sale	1,573,325	2,792,384
Loans, net of allowance for loan losses and unearned loan fees	566,805,603	461,557,765
Property and equipment, net of accumulated depreciation	15,867,079	13,766,909
Accrued interest receivable	5,390,008	3,769,527
Goodwill	7,389,094	7,389,094
Mortgage servicing asset, net of accumulated amortization and valuation allowance	2,385,333	3,691,449
Other real estate owned	1,460,000	41,500
Other assets	7,336,257	5,578,339

Total assets	$720,535,743	$584,135,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing demand deposits	$184,999,168	$150,425,062
Interest bearing demand deposits	201,126,985	187,452,543
Savings accounts	36,874,114	35,732,611
Time certificates	192,081,477	122,747,824

Total deposits	615,081,744	496,358,040

Notes payable	35,501,008	21,983,465
Accrued interest payable and other liabilities	2,863,287	3,989,665
Junior subordinated debentures	4,124,000	—
Guaranteed undivided beneficial interest in junior subordinated debentures (Trust preferred securities)	—	4,000,000

Total liabilities	657,570,039	526,331,170

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,811,197 issued and outstanding (8,750,582 at December 31, 2003)	31,872,378	31,520,099
Retained earnings	31,107,309	26,252,366
Accumulated other comprehensive (loss) income, net of taxes	(13,983)	31,999

Total shareholders’ equity	62,965,704	57,804,464

Total liabilities and shareholders’ equity	$720,535,743	$584,135,634

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
INTEREST INCOME
Interest and fees on loans	$10,874,727	$9,324,574	$30,198,659	$27,410,075
Interest on investments:
Taxable investment securities	100,624	113,981	284,423	392,320
Nontaxable investment securities	154,740	184,276	462,381	555,700
Other interest income	77,998	114,082	221,578	357,634

Total interest income	11,208,089	9,736,913	31,167,041	28,715,729

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	404,809	388,449	965,676	1,237,302
Interest on time deposit accounts	1,264,631	1,017,100	3,148,887	3,064,117
Other borrowed funds	356,774	297,195	933,143	947,021

Total interest expense	2,026,214	1,702,744	5,047,706	5,248,440

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	9,181,875	8,034,169	26,119,335	23,467,289
PROVISION FOR LOAN LOSSES	550,000	400,000	2,640,000	2,400,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,631,875	7,634,169	23,479,335	21,067,289

NON-INTEREST INCOME
Service charges and fees	1,195,933	1,121,321	3,443,238	3,187,813
Mortgage Team revenues, net of expenses	187,248	736,005	343,710	1,716,593
Credit card discounts and fees	131,468	127,696	349,980	318,410
CRB Financial Services Team revenues	93,130	180,887	394,992	432,728
Other non-interest income	408,736	677,032	982,419	1,158,042

Total non-interest income	2,016,515	2,842,941	5,514,339	6,813,586

NON-INTEREST EXPENSE
Salaries and employee benefits	3,468,018	3,458,179	9,776,457	10,140,508
Occupancy expense	699,670	575,616	1,897,963	1,696,787
Credit card processing fees	27,012	32,509	83,946	81,750
Data processing expense	123,608	108,600	378,327	259,928
Other non-interest expenses	1,695,150	1,476,031	5,421,650	4,818,191

Total non-interest expense	6,013,458	5,650,935	17,558,343	16,997,164

INCOME BEFORE PROVISION FOR INCOME TAXES	4,634,932	4,826,175	11,435,331	10,883,711
PROVISION FOR INCOME TAXES	1,736,465	1,767,026	4,205,371	3,963,397

NET INCOME	2,898,467	3,059,149	7,229,960	6,920,314

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding losses arising during the period	(92,573)	(19,170)	(42,693)	(98,162)
Reclassification adjustment for losses (gains) included in net income	57,588	(1,807)	(3,289)	(4,884)

Total other comprehensive loss	(34,985)	(20,977)	(45,982)	(103,046)

COMPREHENSIVE INCOME	$2,863,482	$3,038,172	$7,183,978	$6,817,268

Earnings per share of common stock
Basic	$0.33	$0.35	$0.82	$0.79
Diluted	$0.32	$0.34	$0.80	$0.77
Weighted average common shares outstanding
Basic	8,802,850	8,734,074	8,786,385	8,708,666
Diluted	9,037,373	8,987,394	9,026,238	8,981,944

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$7,229,960	$6,920,314
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale or write-down of property and equipment	129,670	119,670
Net gain on sale or call of investments	(5,187)	(462,149)
Depreciation on property and equipment	1,086,621	1,008,555
Amortization of mortgage servicing asset	1,398,412	1,582,199
Impairment of mortgage servicing asset	—	1,075,000
Federal Home Loan Bank stock dividend	(69,800)	(112,500)
Provision for loan losses	2,640,000	2,400,000
Decrease in cash due to changes in assets/liabilities:
Accrued interest receivable	(1,620,481)	(611,605)
Other assets	(536,303)	(2,595,163)
Accrued interest payable and other liabilities	(161,389)	(2,707,726)

NET CASH FROM OPERATING ACTIVITIES	10,091,503	6,616,595

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	4,500,000	4,593,912
Proceeds from the maturity of available-for-sale securities	6,100,000	9,660,000
Proceeds from the maturity of held-to-maturity securities	1,139,457	3,319,136
Purchases of held-to-maturity securities	(318,098)	(1,350,135)
Purchases of available-for-sale securities	(12,469,338)	(23,551,133)
Proceeds from the sale of restricted equity securities	483,100	—
Net change in loans made to customers	(109,306,338)	(21,964,984)
Payments made for purchase of property and equipment	(3,316,462)	(524,142)

NET CASH FROM INVESTING ACTIVITIES	(113,187,679)	(29,817,346)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	49,390,052	29,630,940
Net proceeds from time deposits	69,333,652	20,795,640
Net increase (decrease) in notes payable	12,667,543	(2,795,345)
Cash paid for dividends and fractional shares	(2,370,011)	(1,967,879)
Proceeds from stock options exercised and sales of common stock	521,612	637,422
Repurchase of common stock	(226,229)	(247,995)

NET CASH FROM FINANCING ACTIVITIES	129,316,619	46,052,783

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,220,443	22,852,032
CASH AND CASH EQUIVALENTS, beginning of period	53,866,193	40,701,535

CASH AND CASH EQUIVALENTS, end of period	$80,086,636	$63,553,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$5,996,813	$5,046,822
Taxes paid in cash	$4,639,000	$4,062,000
SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(45,982)	$(103,046)
Cash dividend declared and payable after quarter-end	$793,008	$698,695
Transfer of loans to other real estate owned	$1,418,500	$—

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders'
	Shares	Stock	Earnings	Income (Loss)	Equity
BALANCE, December 31, 2002 (Audited)	7,862,380	$17,841,700	$32,174,431	$174,250	$50,190,381
Stock options exercised	113,015	782,637	—	—	782,637
Income tax benefit from stock options exercised	—	212,242	—	—	212,242
Stock dividend (10%) and cash paid for fractional shares	791,887	12,931,515	(12,937,194)	—	(5,679)
Stock repurchase	(16,700)	(247,995)	—	—	(247,995)
Cash dividends paid or declared	—	—	(2,818,667)	—	(2,818,667)
Net income and comprehensive income	—	—	9,833,796	(142,251)	9,691,545

BALANCE, December 31, 2003 (Audited)	8,750,582	$31,520,099	$26,252,366	$31,999	$57,804,464

Stock options exercised	73,115	$521,612	$—	$—	$521,612
Income tax benefit from stock options exercised	—	56,896	—	—	56,896
Stock repurchase	(12,500)	(226,229)	—	—	(226,229)
Cash dividends paid or declared	—	—	(2,375,017)	—	(2,375,017)
Net income and comprehensive income	—	—	7,229,960	(45,982)	7,183,978

BALANCE, September 30, 2004 (Unaudited)	8,811,197	$31,872,378	$31,107,309	$(13,983)	$62,965,704

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

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

During the first quarter of 2004, Columbia adopted Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46R”) “Consolidation of Variable Interest Entities” which provided guidance on how to identify the primary beneficiary of a variable interest entity (“VIE”) and determine when the primary beneficiary of a VIE should include the VIE within its consolidated financial statements. As a result of adoption of FIN 46R Columbia could no longer consolidate Columbia Bancorp Trust I (“Trust”) within its financial statements and was required to recognize $4.1 million as junior subordinated debentures due to the Trust, effective March 31, 2004.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of results to be anticipated for the year ending December 31, 2004.

2.	Management’s Estimates and Assumptions

Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, Management has identified certain policies that due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of the consolidated financial statements. These policies relate primarily to the determination of the allowance for loan losses, the valuation of goodwill, and the valuation of the mortgage servicing asset. There are other complex accounting standards that require the Company to employ significant judgment in interpreting and applying certain principles prescribed by those standards. These judgments include significant estimates and assumptions necessary to determine the disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of SFAS No. 123.” These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in Columbia’s annual report on Form 10-K.

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

FAS 123 Pro Forma Net Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$2,898,467	$3,059,149	$7,229,960	$6,920,314
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(16,607)	(6,000)	(65,183)	(99,000)

Pro forma net income	$2,881,860	$3,053,149	$7,164,777	$6,821,314

Earnings per share:
Basic — as reported	$0.33	$0.35	$0.82	$0.79
Basic — pro forma	$0.33	$0.35	$0.82	$0.78
Diluted — as reported	$0.32	$0.34	$0.80	$0.77
Diluted — pro forma	$0.32	$0.34	$0.79	$0.76

4.	Loans and Allowance for Loan Losses

Columbia does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default for 90 days or more, unless the loan is well-secured and in the process of collection. Further, Columbia may place on non-accrual status loans that are not contractually past due or that are deemed fully collateralized to promote better oversight and review of loan arrangements. Loans on non-accrual status at September 30, 2004, and December 31, 2003, were $3.9 million, and $3.3 million, respectively. A single real estate secured loan in the amount of $3.1 million comprises the majority of loans on non-accrual status as of September 30, 2004. Columbia is currently seeking resolution from the guarantors of this loan and working to obtain a settlement.

At September 30, 2004, Columbia had $1.5 million in other real estate owned (“OREO”), which represents assets held through loan foreclosure or recovery activities. As of December 31, 2003, Columbia held $41,500 in OREO. The increase in OREO is attributable primarily to a single foreclosed real estate secured loan in the amount of $1.4 million. The carrying value of this asset is based in part on an updated appraisal of the property conducted in 2003. This property is currently listed on the market for sale.

At September 30, 2004, and December 31, 2003, Columbia had not identified any loans in material amounts upon which the interest rate or payment schedules had been modified from original terms or restructured to accommodate borrowers’ weakened financial positions.

5.	Mortgage Servicing Asset

The following table presents an overview of key mortgage servicing balances and ratios as of the dates indicated:

Mortgage Servicing:

	Three Months Ended
	September 30, 2004	December 31, 2003	September 30, 2003
Mortgage servicing asset, net	$2,385,333	$3,691,449	$3,709,391
Mortgage loans serviced	$355,184,247	$444,649,255	$454,963,403
Number of mortgage loans serviced	3,092	3,756	3,862
Mortgage servicing asset multiple	0.67%	0.83%	0.82%

Columbia’s balance sheet includes an asset representing the estimated net present value of Columbia’s mortgage servicing rights income for mortgage loans originated by Columbia River Bank Mortgage Team (“Mortgage Team”) and subsequently sold to third party investors. The book value of the mortgage servicing asset (“MSA”) as of September 30, 2004, was $2.4 million, which represents $355.2 million in the aggregate of unpaid principal balance of mortgage loans serviced by Columbia, compared to $3.7 million on $455.0 million as of September 30, 2003. The mortgage servicing asset has declined in value by $1.3 million during the last twelve months due to amortization expense, which is recognized in proportion to and over the period of estimated net servicing income. During the twelve months ending September 30, 2004, the unpaid principal amount of mortgage loans serviced declined by $99.8 million as a result of mortgage payoffs in the servicing portfolio. Since the first of 2004, Management has made the strategic decision to discontinue selling mortgage loans with servicing retained. For the nine months ended September 30, 2004, amortization expense related to the MSA totaled $1.4 million with no additional valuation adjustments. During the first nine months of 2003, MSA amortization expense totaled $1.5 million and a valuation adjustment of $1.1 million was also recognized. The MSA as a percentage of total loans serviced as of September 30, 2004, was 0.67%, as compared to 0.83% and 0.82% as of December 31, 2003 and September 30, 2003, respectively.

6.	Segment Information

Columbia operates two primary segments — the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, CRB, which operates 17 bank branches in Oregon and three bank branches in Washington. CRB offers loan, investment, and deposit products to its customers who range from individuals to medium-sized agricultural and commercial companies. The mortgage banking segment consists of the Mortgage Team, headquartered in Bend, Oregon, with dedicated loan officers located in 11 of CRB’s Oregon branches and mortgage servicing, which is located in The Dalles, Oregon. The Mortgage Team offers a full range of mortgage lending services and products to its clients.

Financial information that Columbia’s Management uses to evaluate its reportable segments and the reconciliation to Columbia’s consolidated financial statements are summarized as follows:

Segment Information:

(dollars in thousands)

	Community	Mortgage
	Banking	Banking	Consolidated
Nine Months Ended September 30, 2004:
Net interest income before provision for loan losses	$25,974	$145	$26,119
Non-interest income	3,472	2,042	5,514
Depreciation on property and equipment	1,033	54	1,087
Mortgage servicing asset amortization	—	1,398	1,398
Income (loss) before provision for income taxes	12,249	(814)	11,435
Total assets	714,336	6,200	720,536
Nine Months Ended September 30, 2003:
Net interest income before provision for loan losses	$23,141	$327	$23,467
Non-interest income	4,999	1,814	6,814
Depreciation on property and equipment	939	70	1,009
Mortgage servicing asset amortization	—	1,582	1,582
Impairment of mortgage servicing rights	—	1,075	1,075
Income (loss) before provision for income taxes	11,110	(226)	10,884
Total assets	583,033	11,407	594,440

7.	Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if common shares were issued pursuant to the exercise of options under stock option plans. Weighted average shares outstanding include common shares outstanding and common stock equivalents attributable to outstanding stock options.

The weighted average number of shares and common share equivalent figures have been retroactively adjusted for all stock dividends or splits.

8.	Recently Issued Accounting Standards

In September 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities. Many of these financial instruments were previously classified as equity. This statement became effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after September 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition was achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Application of the provisions of this statement did not have a material impact on Columbia’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, FASB made revisions and delayed implementation of certain provisions of FIN 46 by issuing FIN 46R. As a public entity that is not a “Small Business Issuer”, Columbia was required to apply FIN 46R to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. As a result of adoption of FIN 46R, Columbia could no longer consolidate Columbia Bancorp Trust I within its financial statements and had to recognize $4.1 million as junior subordinated debentures due to the Trust effective March 31, 2004. Management does not anticipate adoption of the Interpretation will have further effects on the financial condition or results of operations of Columbia.

COLUMBIA BANCORP AND SUBSIDIARY
PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains various forward-looking statements about plans and anticipated results from the operation and financial condition relating to Columbia Bancorp. These statements include statements about Management’s present plans and intentions about our strategy, growth, and deployment of resources, and about Management’s expectations for future financial performance. Readers can sometimes identify forward-looking statements by the use of prospective language and context, including words like “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Because forward-looking statements are, in part, an attempt to project future events and explain Management’s current plans, they are subject to various risks and uncertainties that could cause our actions and our financial and operational results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, our ability to estimate accurately the value of certain of our intangible assets, economic and other factors that affect the collectibility of our loans, the impact of competition and fluctuations in market interest rates on Columbia’s revenues and margins, Management’s ability to open and generate growth from new branches, conclude the sale of certain land and achieve resolution on non-performing assets, and other risks and uncertainties that we have in the past, or that we may from time to time in the future, detail in our filings with the Securities and Exchange Commission (“SEC”). Information presented in this report is accurate as of the date the report was filed with the SEC, and we cannot undertake to update our forward-looking statements or the factors that may cause us to deviate from them, except as required by law.

OVERVIEW

Columbia Bancorp (“Columbia” or the “Company”) is an Oregon corporation and a registered financial holding company. Columbia’s common stock is traded on the NASDAQ Stock Market(TM) under the symbol “CBBO.” Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. Until March 31, 2004, Columbia also recognized Columbia Bancorp Trust I (“Trust”), as a wholly-owned subsidiary. The Trust is a Delaware statutory business trust which was used to issue “trust preferred securities” in 2002 for the purpose of repurchasing shares of common stock and to maintain appropriate regulatory capital. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities”, Columbia was required to deconsolidate the Trust effective March 31, 2004.

CRB, originally formed in 1977, operates 20 branches in Oregon and Washington. In addition to these community-oriented branches, mortgage lending services are provided through Columbia River Bank Mortgage Team (“Mortgage Team”) and investment services through CRB Financial Services Team (“Financial Services Team”), a registered broker-dealer firm. CRB offers a broad range of financial services to its customers, which primarily are small and medium sized businesses, agricultural based businesses, families and individuals.

Management’s goal is to grow earning assets and achieve a high return on equity while maintaining above average asset quality standards. The key to this, in Columbia’s view, is to emphasize personalized, high-quality banking products and services for its customers, to hire and retain excellent branch and administrative personnel who have a strong customer service orientation and solid community ties, and to respond quickly to growth opportunities in areas where Columbia currently does not provide full-service banking products. Columbia also intends to increase its penetration in existing markets, and as opportunities become available, to expand into new markets through further suitable acquisitions and new branch openings.

In January 2004, Columbia opened a Commercial Loan Production Office (“LPO”) to serve the Portland, Oregon market. This is Columbia’s first venture into the Portland area market. The LPO is currently operating out of the Newberg, Oregon branch.

During the second quarter of 2004, Columbia opened a branch in Redmond, Oregon and a branch in Bend, Oregon was opened during the third quarter of 2004. These locations are in Columbia’s existing service area and are expected to benefit from the high growth of new residents and businesses. Deschutes County, where both branches are located, ranks among the top 100 fastest growing counties in the United States. Columbia has experienced significant success with its existing branch in Redmond as well as its two full-service and one limited-service branches in Bend, and Columbia believes that significant opportunity exists for these additional branches to increase convenience for customers and to further penetrate Columbia’s trade area.

In September 2004, Columbia announced the realignment of duties for three of its executive officers. Craig Ortega is the Chief Operating Officer and oversees branch expansion, operations and technology. Shane Correa is the Chief Banking Officer and oversees management of the business banking team, marketing and the customer support team. Jim McCall is the Chief Administrative Officer and oversees community reinvestment activities, human resources, training, project management, and strategic projects. The remaining executive officers retain their existing responsibilities and duties in their capacities; Roger Christensen, Chief Executive Officer, Greg Spear, Chief Financial Officer and Britt Thomas, Chief Credit Officer. Craig Ortega, Shane Correa and Britt Thomas make up the CRB Banking Team, whose focus is quality loan and deposit growth within the parameters of our strategic plan. They also ensure the day-to-day operations of the Bank are aligned with the needs of our customers and employees. Columbia implemented these changes to better meet the needs of a growing and dynamic company.

Columbia’s total assets as of September 30, 2004, were $720.5 million and shareholders’ equity at that date was $63.0 million. For the quarter ended September 30, 2004, net income was $2.9 million, or $0.32 per diluted share, which represents a decrease of $160,682, or 5.25%, over the third quarter of 2003. For the nine months ended September 30, 2004, net income was $7.2 million, or $0.80 per diluted common share, which represents an increase of $309,646, or 4.47%, from the nine months ended September 30, 2003. This year to date increase in net income was the result of several factors. Columbia posted higher loan interest and fee revenue through the third quarter due to substantial loan growth while only reducing the interest expense on deposits and borrowed funds. The resulting $2.4 million increase in net interest income was partially offset by reductions in non-interest income and an increase in non-interest expenses. The reduction in non-interest income was primarily a drop in net revenue from Mortgage Team lending as a result of a slow down in mortgage applications during 2004. The increase in non-interest expense was the result of higher occupancy costs associated with new branches, increased data processing and growth in other general expenses. These expense increases were partially offset by lower overall compensation expenses.

The following table presents an overview of these and other key financial performance indicators:

Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Return on average assets	1.68%	2.06%	1.52%	1.63%
Return on average equity	18.60%	22.01%	16.02%	17.48%
Net interest margin, tax equivalent basis	5.86%	5.97%	6.08%	6.14%
Efficiency ratio	52.96%	51.95%	55.51%	56.13%
Net income	$2,898	$3,059	$7,230	$6,920
Total loans, gross (1)			578,287	460,250
Total assets			720,536	594,440
Deposits			615,082	506,262
Book value per common share			$7.15	$6.34
Tangible book value per common share			6.04	5.07

(1)	Loans include portfolio and loans held for sale and exclude allowance for loan losses and unearned loan fees.

MATERIAL CHANGES IN FINANCIAL CONDITION

ASSETS

Columbia’s assets are comprised primarily of loans made to customers, with the expectation of receipt of interest and principal from the customer, in addition to operating cash and various investment securities.

Investment Securities

Investment securities totaled $32.2 million at September 30, 2004, an increase of $559,934, or 1.77%, compared to December 31, 2003. The increase in investment securities resulted from the need for additional securities to be pledged, per state regulations, as collateral for public agency deposits due to an increase in public agency deposit balances. This increase was offset, in part, by the maturity of held-to-maturity securities, which were not replaced due to a need for restoring liquidity from strong loan growth, and the sale of restricted equity securities. The investment securities portfolio contains bank qualified municipal securities, debt issued by government agencies, mortgage backed securities and restricted equity securities. Included in the balance of restricted equity securities is Federal Home Loan Bank stock of $2.4 million, which decreased $413,300 from December 31, 2003, and Farmer Mac stock of $9,400. The decrease in Federal Home Loan Bank stock was the result of the sale of excess stock held for collateral by the Federal Home Loan Bank. At September 30, 2004, the investment securities portfolio consisted of 48.64% available-for-sale securities, 43.83% held-to-maturity securities and 7.53% restricted equity securities. As of December 31, 2003, and September 30, 2003, available-for-sale, held-to-maturity, and restricted equity securities represented, 43.80%, 47.23% and 8.97%, and 55.66%, 37.92% and 6.42%, respectively, of the outstanding investment securities portfolio. Qualifying available-for-sale securities as well as held-to-maturity securities may be pledged as collateral for public agency deposits. At September 30, 2004, $16.4 million, or 50.74%, of the portfolio was pledged, compared to $15.1 million, or 47.81%, at December 31, 2003, and $17.3 million, or 39.26%, at September 30, 2003. Unrealized losses on available-for-sale securities at September 30, 2004, is $5,565, or $3,275 net of tax, compared to a gain of $80,202, or $50,848 net of tax, and a gain $112,309, or $71,204 net of tax, at December 31, 2003, and September 30, 2003, respectively. The unrealized loss as of September 30, 2004, was attributed to an overall increase in interest rates since the first of the year 2004.

Loans

Columbia’s loan portfolio represents the results of Management’s efforts to diversify risk across a range of loan types and industries, to represent the markets in which Columbia does business. Loan products include construction, land development and real estate loans, commercial loans, consumer loans, agriculture loans and credit cards. Management has emphasized agricultural lending, and developed an expertise in underwriting and monitoring these types of loans. This focus has provided opportunities into markets that traditionally have been neglected due to the perception that these types of loans carry higher risk than more traditional lending. Columbia has taken steps to mitigate these risks by hiring experienced agricultural lenders and consultants, most of whom have more than ten years agriculture experience, by diversifying the loan portfolio across 15 different commodity types, and by maintaining Preferred Lender Status with the Farm Service Agency. This status allows participation in the Farm Loan Government Guarantee Program, which guarantees up to 90% of qualified loans. Approximately ten percent of Columbia’s agricultural loans are guaranteed through this program.

Gross loans, excluding loans held for sale, at September 30, 2004, were $576.7 million, an increase of $107.1 million, or 22.80% over December 31, 2003, and an increase of $122.7 million, or 27.02%, over September 30, 2003. Contributing factors to the stronger than usual loan growth in the first nine months of 2004 came from a combination of a historically low interest rate environment, business optimism about the future, a focused sales effort and improvements in the overall economy. Loan growth came primarily from Central Oregon, Kennewick, Washington, and the Portland, Oregon, Metro area. Columbia’s loan growth continues to be concentrated in construction, land development, and commercial real estate. During the third quarter of 2004, Columbia managed and slowed the pace of loan growth through a reduction in commercial real estate lending and speculative home building and by the sale and participation of loans. Columbia sold and participated $16.6 million in loans during the quarter, which contributed $251,389 to revenue through the combination of premium on the sale of loans and the acceleration of deferred fee income.

The Mortgage Team, a division of CRB, began originating and funding single-family mortgage loans in 1997. These loans, which ordinarily are committed for sale to mortgage investors, generally are held by CRB for less than 30 days in an account titled “Loans held for sale” on the balance sheet. At September 30, 2004, loans held for sale were $1.6 million compared to $2.8 million and $6.2 million at December 31, 2003 and September 30, 2003, respectively. The steady decline in loans held for sale results from a parallel decline in mortgage production and improvements made to more efficiently deliver mortgage loans to investors in a more rapid method.

The following table presents CRB’s loan portfolio composition by loan type:

Loans:
(dollars in thousands)

	September 30, 2004		December 31, 2003		September 30, 2003
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Commercial loans	$93,643	16%	$86,163	19%	$80,125	18%
Agricultural loans	80,977	14%	64,059	14%	62,114	14%
Real estate loans	228,463	40%	206,754	45%	197,790	44%
Real estate loans - construction	151,104	27%	87,427	19%	88,223	20%
Consumer loans	15,466	3%	18,242	4%	19,341	4%
Other loans	7,061	1%	6,975	1%	6,443	1%

	576,714		469,620		454,036
Allowance for loan losses	(8,150)	-2%	(6,612)	-2%	(6,604)	-1%
Unearned loan fees	(1,757)	0%	(1,450)	0%	(1,394)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	566,807		461,558		446,038
Loans held for sale	1,573	0%	2,792	0%	6,214	1%

Total loans	$568,380	100%	$464,350	100%	$452,252	100%

Non-performing Assets

Non-performing assets consist of delinquent loans on non-accrual status, delinquent loans past due greater than 90 days, restructured loans and other real estate owned (“OREO”). Columbia does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Restructured loans are those for which the interest rate or payment schedules were modified from original terms to accommodate the borrower’s weakened financial condition. OREO represents assets held through loan foreclosure or recovery activities.

At September 30, 2004, Columbia’s total non-performing assets were $5.3 million, as compared to $3.3 million and $2.1 million at December 31, 2003, and September 30, 2003, respectively. The increase in non-performing assets is attributed primarily to one $3.1 million loan secured by commercial real estate that is guaranteed by individuals whom appear in Columbia’s documentation to have assets and income sufficient to repay the loan. Columbia has filed a lawsuit to collect the debt from the guarantors and believes settlement for repayment of the debt will occur before the end of 2004. If a resolution cannot be reached, legal counsel for Columbia is confident of prevailing with the lawsuit for collection. Columbia is also in the process of obtaining a new appraisal for the collateral associated with the loan. If the new value is less than the loan amount, it may be necessary to increase the allowance for loan losses to reflect the shortfall in collateral value if circumstances change with respect to collection efforts against the borrower and guarantors.

Additionally, the $5.3 million balance in total non-performing assets at September 30, 2004, included $1.5 million in OREO, of which $1.4 million is a single real estate secured credit in Central Oregon, which was foreclosed on in the first quarter of 2004. This credit was written down from $2.8 million to $1.4 million, based on an updated appraisal of the real estate collateral, during the third quarter of 2003, due to Management’s concern the net realizable value may be limited to the fair market value of the collateral. Management plans to liquidate the property when an acceptable and fair offer is received for consideration. Management expects to realize an amount on disposition equal to or greater than the current book value of the asset. Columbia has exhausted its collection options on the guaranty related to the loan through the National Appeals Division of the United States Department of Agriculture. Columbia has further appeal options through the federal court system, but has not yet made a decision in regard to pursuit of these options. Management expects to close the sale of this property before the end of 2004. The remaining balance in OREO is a foreclosed property with an estimated recovery value of $100,000.

The following table presents information with respect to non-performing assets:

Non-performing Assets:
(dollars in thousands)

	September 30, 2004	December 31, 2003	September 30, 2003
Loans on non-accrual status	$3,884	$3,292	$2,110
Delinquent loans on accural status	—	—	—
Restructured loans	—	10	11

Total non-performing loans	3,884	3,302	2,121
Other real estate owned	1,460	42	—

Total non-performing assets	$5,344	$3,344	$2,121

Allowance for loan losses	$8,150	$6,612	$6,604
Ratio of total non-performing assets to total assets	0.74%	0.57%	0.36%
Ratio of total non-performing loans to total loans	0.67%	0.70%	0.46%
Ratio of allowance for loan losses to total non-performing assets	152.51%	197.73%	311.36%

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

This risk potential is primarily calculated as a percentage of the outstanding balance of loans that are classified or in a troubled state as identified by Columbia’s internal risk rating or grading system. Columbia also establishes a portion of the allowance for loan losses based on the balance of the remaining loans in the portfolio that are not classified. Different percentages are assigned according to industry and collateral type. The percentages used for these calculations are based on standards established by regulatory agencies, and these percentages are also tested against the historic loss experience of Columbia for these different categories of loans. Aside from these general calculations, specific allocations on individual loans may be made based on Management’s assessment of those individual loans. In addition, Management reviews current regional and national economic conditions and trends, specific economic circumstances that affect borrowers’ individually and collectively, and various other factors that Management considers appropriate.

When a loan, or a portion of a loan, is determined to be uncollectible, it is “charged-off” which means it is removed, in whole or in part, from the balance sheet, and the reduction is charged against the allowance for loan losses. Recoveries of amounts previously charged-off are increases to the allowance for loan losses.

As a percentage of average loans outstanding at year-end, Columbia’s allowance for loan losses has ranged between .84% and 1.64% over the last nine years, and has averaged 1.33%, on an annual basis. As of September 30, 2004, Columbia’s allowance for loan losses was 1.41% of outstanding loans. Management believes the allowance for loan losses is adequate based on its assessment of the factors, conditions and calculations described above.

The following table presents activity in allowance for loan losses:

Allowance for Loan Loss:
(dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Balance at beginning of period	$7,940	$6,448	$6,612	$6,417
Charge-offs:
Commercial	222	90	682	388
Real estate	—	47	116	1,520
Agriculture	77	—	78	40
Consumer loans	42	131	164	270
Credit card and related accounts	22	26	123	91

Total charge-offs	363	294	1,163	2,309
Recoveries:
Commercial	18	20	44	38
Real estate		7		10
Agriculture		14	3	26
Consumer loans	4	7	9	19
Credit card and related accounts	1	2	5	3

Total recoveries	23	50	61	96
Provision for loan losses	550	400	2,640	2,400

Balance at end of period	$8,150	$6,604	$8,150	$6,604

Mortgage Servicing Asset

Columbia’s balance sheet includes a mortgage servicing asset (“MSA”), which represents the estimated present value of fees earned for the collection of mortgage loan payments net of costs involved in providing mortgage services such as collection, collateral maintenance, credit reporting and similar functions, for mortgage loans originated and sold to third party investors. The value of this asset fluctuates from time to time based on the effects of changes in the number of loans serviced, outstanding principal balances, weighted average interest rates and changes in overall market interest rates. As of September 30, 2004, the value of the MSA was $2.4 million and had a MSA multiple of 0.67% (which is the carrying value divided by the total unpaid principal mortgage balances) as compared to September 30, 2003 when the value was $3.7 million with a MSA multiple of 0.82%.

Columbia initiated a strategic shift in the fourth quarter of 2003, and discontinued the practice of acquiring and retaining mortgage servicing. The Mortgage Team now originates mortgage loans, which are sold exclusively on a brokerage basis, with mortgage servicing released. This strategy has continued and will continue into the future, with a focus on producing quality loans, providing competitive loan products and selling servicing released mortgage premiums in the secondary servicing market. Management believes this will reduce interest rate and prepayment risk associated with the MSA. Any future decision to sell the MSA will be dependent upon the movement of interest rates. A rise in interest rates will likely improve the value of the MSA and provide Management with the incentive and ability to examine sale options.

The following table presents a reconciliation for CRB’s mortgage servicing asset for the nine and twelve month periods presented:

Mortgage Servicing Asset Reconciliation:

	September 30, 2004	December 31, 2003	September 30, 2003
Mortgage servicing asset (“MSA”), beginning	$3,691,449	$4,614,391	$4,614,391
Add servicing retained premiums	92,296	1,935,108	1,752,198
Deduct MSA amortization	(1,398,412)	(2,000,050)	(1,582,199)
Deduct MSA valuation adjustments	—	(858,000)	(1,075,000)

Mortgage servicing asset, ending	$2,385,333	$3,691,449	$3,709,390

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

Total deposits were $615.1 million at September 30, 2004, an increase of $118.7 million, or 23.92%, and $108.8 million, or 21.49%, over December 31, 2003, and September 30, 2003, respectively. The growth in deposit accounts has been primarily in non-interest bearing accounts and time certificates of deposit. Since the beginning of the year, non-interest bearing accounts have increased $34.6 million, or 22.98% and time certificate of deposits have increased $69.3 million, or 56.48%. The growth in non-interest bearing accounts can be attributed to Columbia’s focus on calling upon commercial customers to attract new deposits as well as to the low rate environment Columbia has seen over the last year. The rise in time certificates of deposits is attributed primarily to an increase in brokered or wholesale certificates of deposit and public certificates of deposit greater than $100,000. Overall, deposits grew due to a combination of pricing strategies, increased marketing and an emphasis on a sales culture within the branches.

The following table presents deposit composition by deposit type:

Deposits:
(dollars in thousands)

	September 30, 2004		December 31, 2003		September 30, 2003
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing	$184,999	30%	$150,425	30%	$152,353	30%
Interest bearing	201,127	33%	187,452	38%	190,424	38%
Savings accounts	36,874	6%	35,733	7%	31,177	6%
Time certificates	192,082	31%	122,748	25%	132,308	26%

Total deposits	$615,082	100%	$496,358	100%	$506,262	100%

Brokered Certificates of Deposit – Wholesale Deposits

Columbia utilizes brokered deposits as a source for funding loan growth. In most cases, brokered deposit accounts are purchased with intermediate to long-term maturities ranging from two to seven years. At September 30, 2004, brokered certificates of deposit total $49.7 million, compared to $26.2 million at December 31, 2003, and $26.2 million at September 30, 2003. During 2004, Columbia has initiated the process to acquire wholesale deposits similar to brokered certificates of deposit through which Columbia posts rates on a certificates of deposit proprietary network, that solicits deposits from other financial institutions. This new source of funding has contributed $21.7 million in deposits, with maturities ranging from 30 days to 2 years. These are classified as either brokered certificates of deposit or public certificates of deposit depending on their source. In total, Columbia has acquired approximately $45.2 million in brokered and wholesale certificates of deposit during 2004 to meet current and future loan growth. During the third quarter of 2004, Columbia saw an increase in deposit gathering efforts at the branch level and began to decrease its reliance on brokered certificate of deposits and wholesale deposits. Columbia expects this decrease to continue for the remainder of 2004 and into the first half of 2005.

Borrowings

The majority of Columbia’s borrowings are through advances from the Federal Home Loan Bank (“FHLB”). At September 30, 2004, borrowings from FHLB totaled $34.7 million, a decrease of $8.7 million from $43.4 million previously reported June 30, 2004, and an increase of $13.6 million and $11.2 million as compared to $21.1 million and $24.0 million at December 31, 2003, and September 30, 2003, respectively. Columbia also uses lines of credit at correspondent banks to purchase Fed Funds as a source for short-term funding. There was no Fed Funds Purchased as of September 30, 2004, December 31, 2003 or September 30, 2003. The remainder of borrowings consists of a Treasury Tax and Loan note payable for $850,000 as of September 30, 2004, December 31, 2003, and September 30, 2003. Although there was an overall increase in borrowings during 2004, Columbia decreased its total amount of borrowings as of September 30, 2004, as compared to the previous quarter of 2004. The following table presents certain information with respect to Columbia’s FHLB borrowings:

Borrowings:
(dollars in thousands)

	September 30,	December 31,	September 30,
	2004	2003	2003
Amount outstanding at end of period	$34,651	$21,133	$23,964
Weighted average interest rate at end of period	3.28%	3.49%	3.44%
Maximum amount outstanding at any month-end and during the year	$46,941	$27,372	$27,372
Average amount outstanding during the period	$18,651	$23,672	$18,566
Average weighted interest rate during the period	3.42%	3.90%	4.00%

Off-Balance Sheet Items – Commitments/Letter of Credit

In the normal course of business to meet the financing needs of its customers, Columbia is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, the issuance of letters of credit and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on Columbia’s balance sheets.

Columbia’s exposure to credit loss, in the event of nonperformance by the other party for commitments to extend credit and letters of credit written, is represented by the contractual amount of those instruments. Columbia uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Columbia may or may not require collateral or other security to support financial instruments with credit risk, depending on its loan underwriting guidelines. The following table presents a comparison of contract commitment amounts:

Commitments:
(dollars in thousands)

	September 30, 2004	December 31, 2003	September 30, 2003
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$160,930	$162,232	$138,707
Undisbursed credit card lines of credit	18,320	17,333	17,100
Commercial and standby letters of credit	2,098	2,466	2,490

	$181,348	$182,031	$158,297

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

Derivative Instruments-Interest Rate Swap

During January 2003, in connection with the issuance of $4.0 million of floating-rate Trust Preferred Securities, Columbia entered into an interest rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, Columbia will pay 3.27% on a notional amount of $4.0 million and receive 90-day LIBOR on the same amount. The effect of this transaction was the conversion of the $4.0 million trust preferred issuance from a floating rate at 90-day LIBOR plus 330 basis points to a fixed rate of 6.57% for five years, the point at which Columbia has the option to call the Trust Preferred Securities. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The effect of this transaction was to mitigate variability in cash flows by establishing a fixed cost for the initial five years of the trust preferred securities.

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended September 30, 2004 was $2.9 million, or $0.32 per diluted share, a decrease of 5.25% in net income over the same period in 2003. Net income for the nine months ended September 30, 2004, was $7.2 million, or $0.80 per diluted share, representing an increase of 4.47% in net income over the first nine months ended September 30, 2003. The decrease in net income during the third quarter of 2004 is attributed primarily to a decrease in non-interest income, particularly with respect to mortgage team revenues, the sale of investment securities that added more than $457,000, before tax, to third quarter 2003 profits and an increase to non-interest expenses. The increase in net income for the first nine months ending September 30, 2004, reflects an increase in interest and loan fees and a reduction of interest expense on deposits, which was partially offset by the decrease in non-interest income due to the slow down of production in mortgage loans. The increase in diluted earnings per share for the nine months ended September 30, 2004, was due to an increase in net income and, in part, by the effects of Columbia’s stock repurchase program in which 12,500 shares of stock were repurchased and retired during the first quarter of 2004. Additionally, Columbia had no impairment expense associated with the mortgage servicing asset (“MSA”) as compared to $1.1 million in impairment expense for the same period in 2003.

Net Interest Income

The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Columbia’s total net interest income increased $1.1 million, or 14.29%, for the three months ended September 30, 2004, and increased $2.7 million, or 11.30%, for the nine months ended September 30, 2004, as compared to the same periods in 2003. The increases in net interest income for both the three months and nine months ended September 30, 2004, are due to the increase in loan balances, as compared to the same period in 2003. Additionally, for the nine months ended September 30, 2004, a reduction in deposit rates as compared to the same period in 2003 mitigated the impact to interest expense. The tax equivalent net interest margin for the third quarter 2004 is 5.86% as compared to 5.97% for the same period in 2003, and for the first nine months of 2004 is 6.08% as compared to 6.14% for the same period in 2003. Net interest income on average represents approximately 80.00% of Columbia’s total revenue. It is expected that the net interest margin will continue to compress in future periods due to Columbia’s strategy to fund future loan growth with a combination of retail branch generated deposits, which have been priced near the top half of deposit rates amongst local competitors, and from the sale of brokered certificates of deposits and wholesale deposits, a more expensive source of funding.

The following table presents a comparison of average balances and rates:

Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2004
	Average Balances			Average Yields/Costs Tax Equivalent
	2004	2003	Change	2004	2003	Change
Taxable securities	$16,027	$17,095	$(1,068)	2.50%	2.71%	-0.21%
Nontaxable securities	13,242	15,713	(2,471)	7.33%	6.24%	1.09%
Interest bearing deposits	13,059	15,151	(2,092)	1.59%	1.69%	-0.10%
Federal funds sold	9,287	23,330	(14,043)	1.04%	0.80%	0.24%
Loans	577,945	466,294	111,651	7.49%	7.98%	-0.49%

Interest-earning assets	629,560	537,583	91,977	7.14%	7.23%	-0.09%
Nonearning assets	56,355	52,183	4,172

Total assets	$685,915	$589,766	$96,149

Savings & interest bearing deposits	$231,622	$221,605	$10,017	0.70%	0.70%	0.00%
Time certificates	179,677	133,160	46,517	2.80%	3.03%	-0.23%
Borrowed funds	39,252	30,210	9,042	3.60%	3.93%	-0.33%

Interest bearing liabilities	450,551	384,975	65,576	1.79%	1.76%	0.03%
Non-interest bearing demand deposits	169,387	146,930	22,457
Other liabilities	3,992	2,726	1,266
Shareholders’ equity	61,985	55,135	6,850

Total liabilities and shareholders’ equity	$685,915	$589,766	$96,149

	Nine Months Ended September 30, 2004			Three Months Ended September 30, 2004
	Average Balances			Average Yields/Costs Tax Equivalent
	2004	2003	Change	2004	2003	Change
Taxable securities	$15,433	$15,394	$39	2.46%	3.49%	-1.03%
Nontaxable securities	13,302	15,866	(2,564)	7.32%	7.02%	0.30%
Interest bearing deposits	10,972	12,840	(1,868)	1.84%	2.16%	-0.32%
Federal funds sold	7,923	19,164	(11,241)	1.14%	0.99%	0.15%
Loans	532,366	454,006	78,360	7.58%	8.07%	-0.49%

Interest-earning assets	579,996	517,270	62,726	7.24%	7.49%	-0.25%
Nonearning assets	53,736	49,469	4,267

Total assets	$633,732	$566,739	$66,993

Savings & interest bearing deposits	$226,220	$217,489	$8,731	0.57%	0.76%	-0.19%
Time certificates	147,039	128,523	18,516	2.86%	3.19%	-0.33%
Borrowed funds	37,764	29,688	8,076	3.29%	4.29%	-1.00%

Interest bearing liabilities	411,023	375,700	35,323	1.64%	1.87%	-0.23%
Non-interest bearing demand deposits	158,860	134,887	23,973
Other liabilities	3,573	3,217	356
Shareholders’ equity	60,276	52,935	7,341

Total liabilities and shareholders’ equity	$633,732	$566,739	$66,993

Non-Interest Income

Non-interest income represents earnings on fees, service charges, and gains from the sale of loans, securities and other assets. Total non-interest income for the quarter ended September 30, 2004, decreased $826,426, or 29.07%, and for the nine months ended September 30, 2004, decreased $1.3 million, or 19.07%, as compared to the same periods in 2003. The decrease is primarily attributable to a decrease in the production of mortgage loans, which resulted in a decrease in Mortgage Team revenues of $548,757, or 74.56%, for the quarter ended September 30, 2004, and $1.4 million, or 79.98%, for the nine months ended September 30, 2004, as compared to the same periods in 2003. During the third quarter of 2004, Columbia produced 122 mortgage loans, compared to 494 loans in the third quarter of 2003, resulting in a decline of 372 loans or 75.30%. During the nine month period ending September 30, 2004, Columbia produced

402 mortgage loans, compared to 1,518 loans in the same period last year, resulting in a decline of 1,116 loans, or 73.52%. For the nine months ended September 30, 2004, Columbia recognized no impairment expense to the MSA, whereas during the same period in 2003, Columbia recognized $1.1 million in impairment expense.

The following table presents a schedule of the changes in non-interest income and its components:

Non-Interest Income:
(dollars in thousands)

	Three months ended			Nine months ended
	September 30,			September 30,
	2004	2003	% change	2004	2003	% change
Service charges on deposits	$1,196	$1,121	7%	$3,443	$3,188	8%
Credit card discounts & fees	132	128	3%	350	318	10%
CRB Financial Services Team revenues	93	181	-49%	395	433	-9%
Mortgage servicing, net	(101)	277	-136%	(535)	1	-53600%
Gain/(loss) on sale of mortgage loans	85	(202)	-142%	165	(219)	-175%
Mortgage loan origination income	203	661	-69%	714	1,935	-63%
Gain/(loss) from called bond	(7)	—	0%	(7)	5	-240%
Gain from sale of securities	—	457	-100%	—	457	-100%
Other non-interest Income	416	220	89%	989	696	42%

Total non-interest Income	$2,017	$2,843	-29%	$5,514	$6,814	-19%

Provision for Loan Losses

Charges to provision for loan losses for the three and nine months ended September 30, 2004, were $550,000 and $2.6 million, compared to $400,000 and $2.4 million, respectively, for the same periods in 2003. The increase in the provision for loan losses for the nine months ended September 30, 2004, was primarily the result of larger than expected loan growth as compared to the nine months ended September 30, 2003, during which the provision for loan losses included an amount from a single large charge-off in the amount of $1.4 million. The provision is determined based on Management’s assessment of various factors taking into account credit risk, loan concentrations and historical loan loss trends. The amount of provision for loan losses is added to the allowance for loan losses and is used to measure the risk associated with potential losses within the loan portfolio.

Non-Interest Expense

Total non-interest expense for the three months ended September 30, 2004, increased $362,523, or 6.42%, and for the nine months ended September 30, 2004, increased $561,179, or 3.30%, as compared to the same periods in 2003. The overall increase in non-interest expense for the nine months ended September 30, 2004 was due, in part, to higher expenses associated with electronic connection, telephone, insurance, software licensing, promotional expenses, advertising, consulting and higher depreciation expense. These expenses grew due to Columbia’s investment in new branches and technology and the overall growth in customer accounts.

The following table presents a schedule of the components of and change in non-interest expense:

Non-Interest Expense:
(dollars in thousands)

	Three months ended			Nine months ended
	September 30,			September 30,
	2004	2003	% change	2004	2003	% change
Salaries & employee benefits	$3,468	$3,458	0%	$9,776	$10,140	-4%
Occupancy expense	700	576	22%	1,898	1,697	12%
Item and statement processing	124	109	14%	378	260	45%
Other non-interest expense	1,722	1,508	14%	5,506	4,900	12%

Total non-interest expense	$6,014	$5,651	6%	$17,558	$16,997	3%

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ Equity

At September 30, 2004, shareholders’ equity totaled $63.0 million, compared to $57.8 million at December 31, 2003, an increase of 8.93%. The change is primarily the result of net income, of $7.2 million for the period, which was offset by dividends declared or paid of $2.4 million. During the third quarter of 2004, Columbia declared a dividend of $0.09 per share payable October 29, 2004, to shareholders of record as of October 15, 2004. In addition, Columbia declared and paid a first quarter dividend of $0.09 per share on April 30, 2004, and a second quarter dividend of $0.09 per share on July 30, 2004. With cash dividends paid and declared in 2004, approximately 32.85% of Columbia’s year-to-date earnings will have been returned to shareholders, with the remainder being retained in the form of shareholders’ equity for the purpose of leveraging future balance sheet growth. Columbia repurchased 12,500 shares of stock, at $18.10 per share, from shareholders during the first quarter of 2004, in accordance with a stock repurchase plan, which was approved by the Columbia Board of Directors on August 1, 2003, allowing for the repurchase of up to $1.6 million in common shares of stock, which expired on June 30, 2004. On May 30, 2004, Columbia’s Board of Directors approved a renewal of the stock repurchase plan with an expiration date of June 30, 2005, and a stock repurchase limit of $1.0 million. The repurchase plan will be conducted in the open market pursuant to the Securities Exchange Act Rule 10b-18 at the sole discretion of management.

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

The first nine months of 2004, saw an increase in Columbia’s liquidity position as a result of deposit gathering efforts and the sale of loans during the third quarter. Liquidity is determined by the aggregate of cash and due from banks, less vault cash, interest bearing deposits with other banks, held-to-maturity securities not pledged and maturing within three months and available-for-sale securities not pledged. Total measurable liquid assets were $76.0 million on September 30, 2004, as compared to $67.4 million on September 30, 2003. Because net loan growth along with projected future loan growth exceeded deposit growth for the year, Columbia increased its reliance on other borrowings and brokered and wholesale certificates of deposit by $13.5 million and $23.5 million, respectively. Columbia also acquired $21.7 million in other wholesale certificates of deposits as of September 30, 2004. Additionally, during the third quarter Columbia began a new deposit gathering campaign and sold or participated $16.6 million in loans, which resulted in an increase in federal funds sold by $27.5 million from December 31, 2003, to September 30, 2004. Management will continue to rely on retail branch deposit growth, brokered and wholesale certificates of deposit and other funding sources, as necessitated by liquidity needs. However, for the remainder or 2004 and into the first half of 2005, Management intends to decrease its use of brokered and wholesale certificates of deposits.

The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2004. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities increased by $3.2 million as compared to the same period in 2003, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities, which consist primarily of proceeds and sales of securities and the impact of net growth in loans increased by $83.1 million over the same period in 2003. Financing activities increased $83.3 million over the same period in 2003. This is increase is comprised of the cash flows associated with deposit and borrowing activities and dividends paid to shareholders.

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

The following table presents Columbia’s various capital ratios as compared to regulatory minimums:

Capital Ratios:

			September 30, 2004	December 31, 2003
		Well-
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	9.25%	10.46%
Total risk-based capital	8.00%	10.00%	10.50%	11.71%
Leverage Ratio	4.00%	5.00%	8.75%	9.19%

Columbia intends to remain “well-capitalized” by regulatory definition. Regulatory capital levels are expected to trend upwards during the fourth quarter 2004 in anticipation of future leverage strategies in 2005 to grow loans, pay cash dividends and open one to two branches.

Stock Repurchase Plan

On August 1, 2003, Columbia’s Board of Directors authorized a program to repurchase shares of Columbia common stock. Columbia authorized the repurchase program because the Board of Directors believes that such repurchases constituted a sound investment and use of Columbia’s shareholders’ equity. The stock repurchases were made on the open market pursuant to Securities Exchange Act Rule 10b-18. The repurchase plan authorized Columbia to repurchase common stock valued at up to $1.6 million, until the expiration date, June 30, 2004, or sooner if the maximum authorized amount of shares had been repurchased prior to that date. The number, timing and price of the repurchased shares were set according to Columbia’s sole discretion. On June 30, 2004, this plan expired and was replaced by a new plan approved on May 20, 2004, by the Board of Directors to allow up to $1.0 million in common stock to be repurchased with an expiration date of June 30, 2005. The repurchase plan will be conducted in the open market pursuant to the Securities Exchange Act Rule 10b-18 at the sole discretion of management.

During the first quarter of 2004, Columbia repurchased and retired 12,500 shares of stock as shown below; no other activity has taken place in 2004.

Stock Repurchase:

			Total # of Shares Purchased as	Maximum Dollar Value of
	Total # of Shares	Average Price	Part of a Publicly Announced	Shares Remaining to be
	Purchased	Paid per Share	Plan(s)(1)	Purchased Under the Plan(s)(1)
August-03	—	$—	—	$1,600,000
September-03	16,700	14.85	16,700	1,352,005

Three Months Ended September 30, 2003	16,700	14.85	16,700	1,352,005

October-03	—	$—	—	$1,352,005
November-03	—	—	—	1,352,005
December-03	—	—	—	1,352,005

Three Months Ended December 31, 2003	—	—	—	1,352,005

Twelve Months Ended December 31, 2003	16,700	$14.85	16,700	$1,352,005

January-04	—	$—	—	$1,352,005
February-04	12,500	18.10	12,500	1,125,776
March-04	—	—	—	1,125,776

Three Months Ended March 31, 2004	12,500	18.10	12,500	1,125,776

April-04	—	$—	—	$1,125,776
May-04	—	—	—	1,125,776
June-04	—	—	—	1,125,776

Three Months Ended June 30, 2004	—	—	—	1,125,776
July-04(2)	—	$—	—	$1,000,000
August-04	—	—	—	1,000,000
September-04	—	—	—	1,000,000

Three Months Ended September 30, 2004	—	—	—	1,000,000
Nine Months Ended September 30, 2004	12,500	$18.10	12,500	$1,000,000

(1)	Plan announced in August 2003, to repurchase up to $1.6 million in stock through June 30, 2004.

(2)	New repurchase plan approved by the Board of Directors to repurchase up to $1.0 million in stock through June 30, 2005.

Trust Preferred Securities

During December 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (“trust preferred securities”). During 2002, the Trust issued $4.0 million in trust preferred securities.

As previously discussed, Columbia deconsolidated the Trust as of March 31, 2004. As a result, the junior subordinated debentures issued by Columbia to the issuer trusts, totaling $4.1 million, are reflected on Columbia’s consolidated balance sheet at September 30, 2004, under the caption “Junior Subordinated Debentures”. Columbia also recognized its $124,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at September 30, 2004.

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

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 65.82% of Columbia’s loan portfolio is secured by real estate and a significant decrease in real estate values in Oregon and Washington may cause Management to increase the allowance for loan losses.

The Mortgage Team has recorded a mortgage servicing asset (“MSA”) that is subject to certain risks, including loan prepayments, interest rate volatility and secondary servicing market fluctuations. The value of the MSA will likely decline when interest rates fall due to an increase in loan prepayments. The MSA is measured on a quarterly basis by a qualified independent entity with access to and knowledge of current servicing transaction values between willing parties. The techniques used in valuing the MSA include assumptions relative to prevailing conditions in the secondary servicing market. The assumptions used for valuing the MSA are gathered from near term transactions and include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs and ancillary income. A decrease in the value of the MSA is recorded as a valuation write-down adjustment. However, actual fair values may differ from the measured valuation due to limitations in available third-party market quotations and assumptions.

At September 30, 2004, Columbia had approximately $7.4 million in goodwill as a result of business combinations. Columbia adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. SFAS No. 142 requires Columbia to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Ongoing analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

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

ITEM 4. CONTROLS AND PROCEDURES

Columbia’s Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, to the best of their knowledge, as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There were no changes in Columbia’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, Columbia’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	– (d) Not applicable.

(e)	The information on Columbia’s Stock Repurchase Plan contained in Part 1, Item 2 of this Quarterly Report is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

(a)	Not applicable.

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Employment Agreement of April 15, 2004, between Greg Spear and Columbia Bancorp.

10.2	Employment Agreement of April 15, 2004, between Britt Thomas and Columbia River Bank.

10.3	Employment Agreement of April 15, 2004, between R. Shane Correa and Columbia River Bank.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K

On July 29, 2004, Columbia filed a current report on Form 8-K to provide under Items 7 and 9 a press release reporting the release of earnings for the first quarter of 2004. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

On September 14, 2004, Columbia filed a current report on Form 8-K to provide under Items 5 and 9 a press release reporting changes in responsibilities of three executive officers. Such information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: November 3, 2004	/s/ Roger L. Christensen

Roger L. Christensen
President & Chief Executive Officer

Dated: November 3, 2004	/s/ Greg B. Spear

Greg B. Spear Executive Vice President & Chief Financial Officer