Form 10-K
period 2004-12-31
COLUMBIA BANCORP \OR\
filed 2005-03-15
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2004, which is the last business day of the registrant’s most recently completed second fiscal quarter, was $121,672,879.

     The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 8,865,256 shares of no par value common stock on February 16, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s proxy statement dated March 1, 2005 for the 2005 Annual Meeting of Shareholders (“Proxy Statement”) are incorporated by reference in Part III hereof.

COLUMBIA BANCORP
FORM 10-K

PAGE
Disclosure Regarding Forward Looking Statements	3

PART I

Item 1. Description of Business	3-13

Item 2. Properties	13-14

Item 3. Legal Proceedings	14

Item 4. Submission of Matters to a Vote of Security Holders	14

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters	15

Item 6. Selected Financial Data	16

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-41

Item 7A. Quantitative and Qualitative Disclosures about Market Risk	41-42

Item 8. Financial Statements and Supplementary Data	43-74

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	75

Item 9A. Controls and Procedures	75-76

Item 9B. Other Information	77

PART III

(Items 11 through 14 are incorporated by reference from Columbia Bancorp’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 28, 2005)

Item 10. Directors and Executive Officers of the Registrant	77-78

Item 11 Executive Compensation and Report of Compensation Committee	78

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	78

Item 13. Certain Relationships and Related Transactions	78

Item 14. Principal Accountant Fees and Services	78

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K	78-80

SIGNATURES	81
EXHIBIT 4.1
EXHIBIT 10.3
EXHIBIT 10.26
EXHIBIT 13.1
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Columbia Bancorp - 2

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

Part I

ITEM 1. DESCRIPTION OF BUSINESS

General

Columbia Bancorp (“Columbia”) is a financial holding company organized in 1996 under Oregon Law. Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. Until March 31, 2004, Columbia also recognized Columbia Bancorp Trust I (“Trust”), as a wholly-owned subsidiary. The Trust is a Delaware statutory business trust which was used to issue “trust preferred securities” in 2002 for the purpose of repurchasing shares of common stock and to maintain appropriate regulatory capital. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities”, Columbia was required to deconsolidate the Trust effective March 31, 2004, as a result of this accounting change.

Columbia offers a broad range of financial services to its customers, primarily individuals and small and medium sized businesses, which also includes agricultural related industries. Columbia’s 14 full-service branch facilities and three limited-service branch facilities in Oregon serve the northern and eastern Oregon communities of The Dalles (2), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond (2), and Bend (4), and the Willamette Valley communities of McMinnville (3), Canby and Newberg. Columbia’s three south central Washington full-service branches serve the communities of Goldendale, White Salmon and Kennewick.

As of December 31, 2004, Columbia had total assets of $715.37 million, total deposits of $606.94 million, and shareholders’ equity of $65.88 million. Columbia’s net income for the year ended December 31, 2004, was $10.73 million, which was Columbia’s 18th consecutive year of increasingly higher net income.

From CRB’s establishment in 1977 as a one-branch bank in The Dalles, Oregon, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines

3 - Columbia Bancorp

and the expansion and cross-marketing of its existing products and community-bank lending expertise. Collectively, these growth activities have enabled Columbia to diversify its loan portfolio and operating risks over several market areas and local economies, which can be defined geographically as Central Oregon, Willamette Valley Oregon, Mid-Columbia Oregon and South Central Washington. This market diversity in which Columbia operates poses both opportunities and challenges to a community bank operating in varied local economies. Columbia’s approach to meeting the challenge is to staff its branches and business groups with managers who are established in their communities and have developed a loyal customer following. Columbia’s senior Management, in conjunction with branch managers, reviews the operations of each branch to determine which products and services are best suited to that geographic region. Management believes geographic diversity across a broad portion of the Pacific Northwest will limit Columbia’s exposure to adverse market conditions in any one geographical region or economic sector.

Columbia provides high quality financial products and services to consumers and businesses. These offerings include a broad range of deposit and loan products and services including retail banking, mortgage loans, broker dealer services and commercial, agricultural and real estate lending.

In 2004, Columbia continued to focus on strengthening market share by opening new branches in Redmond and Bend, Oregon. These locations are in Columbia’s existing service area and are expected to benefit from the high growth of new residents and businesses in those communities. Deschutes County, where both branches are located, ranks among the top 100 fastest growing counties in the United States, according to the US Census Bureau. Columbia has experienced good success with its existing branch in Redmond as well as its two full-service and one limited-service branches in Bend. Columbia believes significant opportunity exists for these additional branches to increase convenience for customers and to further penetrate Columbia’s trade area. During 2004, Columbia purchased land in Pasco, Washington for a future branch site. Additionally, in January 2004, Columbia opened a Loan Production Office (“LPO”) to serve the Portland, Oregon market. The LPO lends primarily to high quality, reputable borrowers for single family residential construction and land development in the Portland area. This is Columbia’s first venture into the Portland area market. The LPO is currently operating out of the Newberg, Oregon branch.

In September 2004, Columbia made a strategic shift in the Executive Management Team (“Management”), realigning the duties for three of its executive officers. Craig Ortega became the Chief Operating Officer and oversees branch expansion, marketing, operations and technology. Shane Correa became the Chief Banking Officer and oversees management of the Business Banking Team, retail branches and the Customer Support Team. Jim McCall became the Chief Administrative Officer and oversees community reinvestment activities, human resources, training, project management and strategic projects. The remaining executive officers retained their existing responsibilities and duties: Roger Christensen, Chief Executive Officer and President, Greg Spear, Chief Financial Officer and Britt Thomas, Chief Credit Officer. Craig Ortega, Shane Correa and Britt Thomas make up the CRB Banking Team, whose focus is quality loan and deposit growth within the parameters of Columbia’s strategic plan. They also ensure the day-to-day operations of the Bank are aligned with the needs of both customers and employees. Columbia implemented these changes to better meet the needs of a growing and dynamic company.

Columbia has two reportable operating business segments, Community Banking and Mortgage Banking. A summary of Columbia’s net revenue, earnings from operations and assets for these business segments is found in Note 23 to the Consolidated Financial Statements, which is incorporated herein by reference. A discussion of various factors potentially affecting operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors That May Affect Future Results of Operations” which is incorporated herein by reference.

Business Strategy

Columbia’s strategy is to remain a high performing financial institution, which is defined as achieving performance levels in the top quartile of all bank holding companies with assets between $500 million to $1 billion. Performance statistics are presented quarterly in the Bank Holding Company Performance Report as reported by the Federal Reserve Bank. Columbia will continue building on its position as a leading community-based provider of financial services in Oregon and Washington while maintaining a close balance of its goals and priorities with benefits to shareholders, customers and employees. The components of Columbia’s business strategy are outlined below.

Columbia Bancorp - 4

Successfully Operate in Small to Medium Sized Communities. Columbia believes the key to profitability is to maintain and open branches in small to medium sized communities, which are defined by population levels between 20,000 to 150,000 in size. This strategy encompasses the following: (i) provide a high level of service to the customer; (ii) staff branches with employees who have established ties to the community; (iii) attract and retain a highly skilled Management team; and, (iv) allow branch personnel the flexibility to emphasize products and services which best fit their local market. In addition, by decentralizing a portion of the management function to the branch level, Columbia believes it can make business decisions regarding customers more quickly and with more added value than its major banking competitors. Columbia believes it is able to profitably attract and retain customers by providing and delivering products and services tailored to their individual needs, and by delivering them with a high degree of personal attention. Management and the Board of Directors will carefully review any exception to this strategy to ensure it is complementary to Columbia’s current and future strategic initiatives.

Maintain High Asset Quality. Columbia seeks to maintain high asset quality through a program that includes prompt and strict adherence to established credit policies combined with training and supervision of lending officers. Additionally, Columbia uses incentives to maintain high asset quality, including tying a portion of its loan officers’ compensation to the quality of the loans they originate. Columbia also believes its commitment to hire branch managers with established ties to their communities is of significant assistance in determining the quality of loan transactions it receives. The variety of economies in which Columbia’s branches are located increases the diversification and, in Columbia’s opinion, the strength of the overall loan portfolio.

Products and Services - Community Banking Segment

Consumer Distribution Channels

Columbia’s community banking segment offers a broad range of deposit and loan products and other financial services tailored to meet the banking requirements of consumers in Columbia’s market areas. These include:

Retail Bank Products and Services. Columbia’s consumer deposit products include non-interest bearing and interest bearing demand accounts, savings accounts, money market accounts and certificates of deposit. Management generally prices interest bearing accounts based on competitive market factors, the need to manage deposit maturities and liquidity requirements. Columbia strives to establish customer relationships that attract core deposits in non-interest bearing transactional accounts, which reduces its cost of funds. Columbia provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity, personal lines of credit, credit cards and various installment loans.

CRB Financial Services Team Products and Services. Through arrangements with Primevest Financial Services, Inc., (“Primevest”) a registered securities broker-dealer, the CRB Financial Services Team offers a wide range of financial products and services to consumers that are not insured by the Federal Deposit Insurance Corporation (“FDIC”). These include stocks, mutual funds, traditional and Roth Individual Retirement Accounts (“IRA“s), Self-Employed Pension accounts (“SEP“s), tax-sheltered annuities, life insurance, health insurance and other financial products. Representatives also offer financial planning services

Technology-Based Products and Services. Columbia uses both traditional and new technology to support its focus on personal service. These include a VISA credit and check card (debit card) program; ATMs at each of Columbia’s full-service branches, including 17 on-site ATMs and four off-site ATMs; and, a telephone banking service, in both English and Spanish, that allows customers to speak directly with a customer service representative during normal banking hours or with 24-hour telephone access to their accounts. In addition, Columbia, through its web site, offers BankNet, an Internet banking service, which allows access to account information as well as the ability to view checks and use other services in an on-line environment.

5 - Columbia Bancorp

Commercial Distribution Channels

Columbia has an experienced lending staff, which has special expertise in small business, agricultural and real estate lending. Columbia’s loan officers emphasize an on-going relationship with the customer. Columbia believes that its business customers appreciate the ongoing relationship they develop with their local lending officer. Such relationship-based banking is an important aspect of Columbia’s continuous effort to maintain high loan quality.

Commercial Loans. Columbia offers customized loans including equipment and inventory financing, operational lines of credit, SBA loans for qualified businesses and accounts receivable financing. A significant portion of Columbia’s loan portfolio consists of commercial loans. For regulatory reporting purposes, a portion of Columbia’s commercial loans are designated as real estate loans because they are secured by real property, however many of these loans may finance accounts receivable, equipment, inventory, crops and livestock or other commercial activities. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower and the quality and marketability of the collateral securing the loan. Commercial loans secured by real property are generally limited to 75% of the collateral’s value. Columbia often requires personal guarantees for closely held companies and relies on the identification of secondary sources of repayment such as personal guarantees, reserves in other assets or other sources of payment.

Agricultural Loans. Columbia provides loans including production lines of credit, equipment financing and term loans for capital improvements and other business purposes to agricultural businesses. Agricultural loans are generally secured by crops, equipment, inventory and real estate. Agricultural lending can require significant follow-up time, as farmers request budgeting assistance and other financial advice. Columbia employs two agricultural loan consultants with decades of farm lending experience, to assist its loan officers in loan processing and administration. Columbia’s loan officers, many of whom are graduates of the Western Agricultural Banking School in Pullman, Washington, make frequent visits to farming operation sites, regularly attend agricultural lending programs and seminars, and actively participate in growers’ associations and other agricultural-based organizations.

Real Estate Loans. Real estate loans are available for the construction, purchase, or refinance of commercial, single family residential and rental properties. Columbia also provides financing to land developers and speculative and pre-sold financing to contractors. Borrowers can choose from a variety of fixed and adjustable rate options and terms.

Columbia’s real estate loans, in large part, are loans to commercial customers, farmers and ranchers and are secured by the properties used in their businesses. The majority of these loans have a variable rate feature with adjustment periods varying from one to five years. Insofar as payments on real estate loans, it depends on the successful operation and management of the businesses and properties securing the loans. Repayment performance can also be affected by local and national real estate market fluctuations and values, economic conditions or the success or failure of the client’s overall business plan.

Government-Assisted Loan Programs. Columbia’s loan officers make loans to small businesses and to farmers that are supported by guarantees issued by various state and federal government agencies. Columbia is active in the SBA 504 program, and in similar programs offered by the Oregon Economic and Community Development Department. The SBA 504 program is a loan participation arrangement where a borrower may obtain up to 90% funding for owner occupied commercial real estate. Columbia typically provides 60% financing in a first lien position and the Government typically provides 30% in a subordinate lien position through the issue of government guaranteed bonds. Columbia also participates in Government loan guarantee programs offered through the Farm Services Agency (formerly the Farmers Home Administration), the SBA and Oregon Economic and Community Development Department. Participation in these programs reduces credit risk in Columbia’s loan portfolio.

Services to Non-Profits and Public Entities. Columbia offers a general array of loan products to borrowers in the non-profit and public entity sector, including city and county governments, together with special programs, such as jumbo CDs and low-cost loan programs. Columbia also offers consumer services to non-profit and public sector employees, such as Columbia VISA card enrollment and direct deposit services.

For all of its loans, Columbia at all times seeks to maintain sound loan underwriting standards with written loan policies, appropriate individual and branch lending limits, loan administration reviews and an independent loan review function. In the case of large loan commitments or loan participations, loans are

Columbia Bancorp - 6

reviewed by a loan committee of CRB’s Board of Directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by monitoring the financial condition of borrowers and the value of collateral during the life of any given loan.

Cash Management Services. Columbia also offers to business customers an opportunity to meet additional banking needs online through its Internet Business Solutions product. This online product gives business customers the ability to process payroll, collections, wire transfers and Electronic Funds Transfer tax payments.

Deposit and Related Products. Columbia’s business deposit products include basic, regular, and interest bearing deposit accounts, business money market accounts and sweep accounts. Also, Columbia offers a Certificate of Deposit Account Registry System (“CDARS”), which allows customers who invest funds over $100,000 to still be eligible for the security of the FDIC insurance. Columbia also offers check verification services to merchants allowing them the ability to determine, on a 24-hour basis, whether a check drawn on an account has sufficient funds to cover the amount drawn. In addition, Columbia offers VISA merchant program, check recovery service, payroll services and Human Resource support center services for business customers.

Investment Products. Columbia’s affiliation with Primevest allows it to offer non-FDIC insured financial products and services to Columbia’s business customers as well as to consumers through the CRB Financial Services Team. These include insurance and annuity products and employee retirement plan products such as SEPs, IRAs and 401(k) plans.

Products and Services - Mortgage Banking Segment

Consumer Distribution Channels

CRB Mortgage Team Products and Services. Columbia’s mortgage segment offers a complete range of mortgage banking services including loans for single-family owner occupied homes, construction to permanent financing packages, reverse mortgages and mortgages for vacation and rental homes. Customers can choose between fixed, variable, interest only and balloon rate options. Construction loans are available through the conventional two-step process or through a construction to permanent product. Junior lien financing is also offered as a single product or in combination with a first mortgage. An added benefit offered through the Mortgage Team is the ability for customers to access alternative secondary market outlets not normally available from other financial institutions.

Principal Markets of Operation

Columbia accepts deposits at its branches in Wasco, Hood River, Jefferson, Deschutes, Clackamas, Yamhill and Umatilla Counties in Oregon and Klickitat and Benton Counties in Washington. Columbia makes loans in these counties and in adjacent counties including Sherman, Gilliam and Crook counties in Oregon and Skamania County in Washington. Many of its products and services, including investment products through CRB Financial Services Team and mortgages through the CRB Mortgage Team, are offered and sold throughout Oregon and south central Washington. Columbia’s ability to increase its market share in the communities it serves is driven by a marketing plan consisting of several key components. A principal objective is to create and foster a sales culture in each branch and department. Employees are trained to cross-sell, offering appropriate products and services to existing customers and expanding business relationships. Columbia regularly examines the desirability and profitability of adding new products and services to those currently offered. Columbia also promotes specific products through media advertising, but relies primarily on referrals and direct sales calls for new business. Columbia recognizes the importance of community service and supports employee involvement in community activities. This participation allows Columbia to make a contribution to the communities it serves while also increasing Columbia’s visibility and business opportunities.

Columbia does business in many different non-metropolitan communities. Management believes the diverse assortment of customers, communities and economic sectors that Columbia serves are a source of strength. In addition, as a community banking organization Columbia has certain competitive advantages because of its local focus. However, Columbia is also more reliant on the local economies in its market areas than are large banks.

7 - Columbia Bancorp

Columbia includes as an asset on its balance sheet a mortgage servicing asset (“MSA”), which represents the estimated present value of future income relating to service retained premiums from mortgage loans sold. The MSA has been steadily declining in value during the last three years as low mortgage interest rates have encouraged borrowers to pay off or refinance mortgages at a higher–than-expected rate and due to Columbia initiating a strategic shift in 2003 to discontinue retaining servicing on mortgages sold. This trend is illustrated below.

	2004	2003	2002
Mortgage Servicing Asset Reconciliation:
Mortgage Servicing Asset (“MSA”), beginning	$3,691,449	$4,614,391	$6,196,801
Add servicing retained premiums	92,296	1,935,108	2,227,511
Deduct MSA amortization	(1,621,091)	(2,000,050)	(1,028,810)
Deduct MSA valuation adjustments	—	(858,000)	(2,781,111)

Mortgage Servicing Asset, ending	$2,162,654	$3,691,449	$4,614,391

Competition

Columbia’s competitors for deposits are banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds and other financial intermediaries. Columbia’s business model is to compete on the basis of customer service and not solely on price. Columbia competes for deposits by offering a variety of deposit accounts at rates generally competitive with financial institutions in the local markets it serves. Columbia’s competitors include Wells Fargo, US Bank, Bank of the Cascades, Liberty Bank, Washington Mutual, Umpqua Bank, West Coast Bank, Banner Bank and Sterling Bank. Columbia believes it will have continued success against its competitors because Columbia’s mission is to “create the experience” that makes Columbia the bank of choice and focuses on maximizing employee, customer and shareholder wealth.

Columbia’s competition for loans comes principally from banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions and other institutional lenders. A primary competitor for agricultural loans is Farm Credit Services as well as for the many other types of loans by the same competitors listed in the preceding paragraph competing for deposits. Columbia competes for loan originations through the pricing of interest rates and loan fees charged, its array of commercial and mortgage loan products and the efficiency and quality of services provided to borrowers. Lending activity can also be affected by the availability of funding sources, local and national economic conditions, current interest rate levels and loan demand. As described above, Columbia competes with larger commercial banks by emphasizing a community bank orientation of decentralized lending authority and personal service to customers.

A potential new source of competition is the array of on-line banking services offered by traditional commercial banks and other financial service providers and by newly formed companies that use the Internet to advertise and sell competing products. Columbia offers many on-line banking services to its customers, but Management believes that, for the foreseeable future, its customers will continue to prefer the personalized and, locally-based services that Columbia offers.

Employees

As of December 31, 2004, Columbia had 289 full-time equivalent employees. This number of employees, which compares to 272 at December 31, 2003, has remained fairly steady, even though Columbia has grown its branch network and overall size. Efficiencies have been obtained in the retail branches, which have off-set the growth in administrative staff requirements necessary for compliance with the Sarbanes-Oxley Act of 2002. None of the employees are subject to a collective bargaining agreement. Columbia considers its relationships with its employees to be good and has been named one of “The 100 Best Companies to Work For in Oregon” for the past two years according to Oregon Business magazine.

Directors and Executive Officers

Information regarding Columbia’s executive officers and Board of Directors is set forth in “Directors and Executive Officers of the Registrant”, in Item 10, which is incorporated herein by reference.

Columbia Bancorp - 8

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

SUPERVISION AND REGULATION

General

Columbia is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, borrowers and shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on the business and prospects of Columbia. The operations of Columbia may also be affected by changes in the policies of banking and other government regulators. Columbia cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Gramm-Leach-Bliley Financial Services Modernization Act

In 1999 Congress passed the Gramm-Leach-Bliley Financial Services Modernization Act (the “FSMA”). This new legislation repealed certain provisions of the Glass-Steagall Act that had required the separation of the banking, insurance and securities businesses. It also created a new business structure known as a financial services holding company. Under this law, banks were given broader opportunities to affiliate with insurance and securities companies. Banks could also become tempting acquisition targets, as insurance and securities companies seek such affiliations themselves. The FSMA may also encourage local jurisdictions to enact tighter bank privacy provisions. The enactment and implementation of the FSMA resulted in new competitive challenges and opportunities for community banks.

Columbia is a financial services holding company under the FSMA and is therefore subject to supervision of, and regulation by, the Board of Governors of the Federal Reserve System (“Federal Reserve”). Columbia is examined by, files annual reports with, and provides the Federal Reserve with any additional information as it may require. Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not.

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

Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing, or controlling banks, or providing services for its subsidiary. The principal exceptions to these prohibitions involve certain nonbank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition, or gains in the efficient use of resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. The Economic Growth and Regulatory Reduction Act of 1996 amended the BHCA to eliminate the requirement that bank holding companies seek prior Federal Reserve approval before engaging in certain permissible nonbanking activities if the holding company is well capitalized and meets certain other specific criteria.

9 - Columbia Bancorp

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Columbia’s ability to obtain funds from CRB for its cash needs, including funds for payment of dividends, interest and operational expenses.

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

Federal and State Bank Regulation

General. CRB is an Oregon state-chartered bank with deposits insured by the FDIC, and is subject to the supervision and regulation of the Oregon Director of Banks and the FDIC. CRB is also subject to the supervision and regulation of the Washington Department of Financial Institutions. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Oregon’s Division of Finance and Corporate Securities and the FDIC conduct annual joint examinations of Columbia’s safe and sound banking practices.

Community Reinvestment Act (“CRA”). CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the records of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank; the imposition of a cease and desist order and other regulatory sanctions.

FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, compensation, fees and benefits, as well as operational and managerial standards the agency measures; asset quality, earnings, interest rate sensitivity, liquidity and capital. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that CRB meets all such standards and, therefore, does not believe that these regulatory standards materially affect Columbia’s business operations.

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

Columbia Bancorp - 10

Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Oregon and Washington each enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions subject to certain “aging” requirements. In both states, branches may not be acquired or opened separately in the home state by an out-of-state bank, but once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the home state. In 1996, Columbia, an Oregon state-chartered bank, acquired Klickitat Valley Bank (“KVB”) a Washington state-chartered bank, which allows Columbia to now open additional branches in Washington.

Deposit Insurance

The deposits of CRB are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”) administered by the FDIC. CRB is required to pay semi-annual deposit insurance premium assessments to the FDIC.

The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. Columbia is assessed at the lowest risk classification level for premiums.

Dividends

The principal source of Columbia’s cash revenues is dividends received from its subsidiary. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and financial holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below the minimum applicable regulatory capital requirements. Also, under the Oregon Bank Act, the Oregon Director of Banks may suspend the payment of dividends if it is determined that the payment would cause a bank’s remaining shareholders’ equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and financial holding companies, neither Columbia nor CRB is currently subject to any regulatory restrictions on their dividends.

Capital Adequacy

Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of financial holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

The FDIC and Federal Reserve use risk-based capital guidelines for banks and financial holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that financial holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Columbia maintains capital ratios well in excess of the minimum requirements and expects to remain well above the minimums.

11 - Columbia Bancorp

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

The assets of the banks and financial holding companies receive risk-weights of 0%, 20%, 50%, 100% and in some cases 200%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in total risk-weighted assets.

Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds which have a 50% risk-weight, and direct obligations of, or obligations guaranteed by, the United States Treasury or certain agencies of the federal government which have 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20%, and short-term commitments have a 0% factor.

The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a financial holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 4% to be deemed adequately capitalized.

The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized”, depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

Effects of Government Monetary Policy

The earnings and growth of Columbia are affected not only by general economic conditions but also by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on Columbia cannot be predicted with certainty.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley” or “SOX”) establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improves quality and transparency in financial reporting by those companies and strengthens the independence of auditors. The Act also created the Public Company Accounting Oversight Board (“PCAOB”), a regulatory body supervised by the SEC with broad powers to set auditing, quality controls and ethics standards for accounting firms that audit public companies. The impact on Columbia has been significant in costs and resources to insure proper compliance with this new legislation.

Columbia Bancorp - 12

Changes in Banking Laws and Regulations

The laws and regulations that affect banks and financial holding companies frequently undergo significant changes at the federal and state levels. Bills are introduced from time to time in the United States Congress that contain proposals to alter the structure, regulation, and competitive relationships of the nation’s financial institutions. Any changes in laws and regulations could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations and other financial institutions. Such changes could also reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of financial holding companies, alter the extent to which banks could engage in securities activities, alter the taxation of banks, financial holding companies and other financial services organizations, and change the structure and jurisdiction of various financial institution regulatory agencies. Management cannot anticipate or predict specific ongoing changes in laws and regulations or the extent to which they might affect its business.

ITEM 2. PROPERTIES

Nine of Columbia’s facilities in Hood River, The Dalles, Redmond, Bend, McMinnville, Madras, Hermiston and Pendleton, Oregon, as well as its two full-service branch facilities in White Salmon and Goldendale, Washington, are housed in properties owned, free of encumbrances, by Columbia. Columbia leases the space for its Canby, Newberg, South Redmond, Wall Street (Bend) and Kennewick branches, both McMinnville and Bend limited-service branches in retirement communities, its facility in The Dalles Safeway store and the Administration office located in The Dalles. All of Columbia’s branches, except the Kennewick, Washington branch, the Westside branch in The Dalles, Oregon and its limited service branches, have drive-up facilities. The CRB Mortgage Team operates from the second floor of Columbia’s Bend branch; 1701 NE Third Street. The following sets forth certain information regarding Columbia’s branch facilities.

		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status
Oregon Branches

The Dalles (Main Branch), Wasco County	316 East Third Street	11,441	1977	Owned
The Dalles (Westside Branch), (1) Wasco County	520 Mt. Hood Street	430	1986	Leased
Hood River Branch, Hood River County	2650 Cascade Avenue	6,875	1993	Owned
Madras Branch, Jefferson County	624 SW Fourth Street	7,660	1995	Owned
Redmond Branch, Deschutes County	434 North Fifth Street	5,900	1995	Owned
South Redmond Branch, Deschutes County	1502 SW Odem Medo Rd	5,078	2004	Leased
Bend Branch, Deschutes County	1701 NE Third Street	8,306	1996	Owned
Shevlin Center Branch, (2) Deschutes County	925 SW Emkay Drive	15,000	1999	Owned
Bend Limited Facility, Deschutes County	1010 NE Purcell Blvd	80	2002	Other (3)
Wall Street Branch, Deschutes County	1133 Wall Street	12,421	2004	Leased
Hermiston Branch, Umatilla County	1033 South Highway 395	4,700	1998	Owned
Pendleton Branch, Umatilla County	2101 SW Court Place	4,700	1999	Owned
McMinnville Branch, (2) Yamhill County	723 N Baker	9,893	1998	Owned
McMinnville Limited Facility, Yamhill County	900 NW Hill Road	60	1998	Other (3)
McMinnville Limited Facility, Yamhill County	300 NW Hillside Pkwy	60	2001	Other (3)
Canby Branch, Clackamas County	223 NE 2nd Street	3,615	2001	Leased
Newberg Branch, Yamhill County	901 N Brutscher St., Ste A	3,900	1999	Leased

13 - Columbia Bancorp

	Square	Square	Opened or	Occupancy
City and County	AddressFeet	Feet	Acquired	Status
Washington Branches
White Salmon Branch, Klickitat County	390 NE Tohomish Street	5,500	1996	Owned
Goldendale Branch, Klickitat County	202 West Main Street	6,105	1996	Owned
Kennewick Branch, Benton County	1408 N Louisiana St, Ste 102-103	2,600	2003	Leased
Other Facilities The Dalles, OR, Administration, Wasco County	401 E Third St, Suite 200	14,868	2002	Leased

(1) Leased space in a Safeway supermarket. Lease term expires December 2005.

(2) Branch operations are located on the first floor. The second floor is available for lease to other parties.

(3) CRB has an agreement in place that does not require financial payment for these limited-branch facilities.

In 1999, Columbia purchased 156,723 square feet of bare land in the Columbia River Center in The Dalles for future branch or administrative operations expansion. During 2004, Columbia sold a portion of this land, retaining 39,252 square feet with the intent of using this for future branch expansion. Columbia also purchased bare land in 1995, adjacent to the Hood River Branch, for the purpose of future parking expansion. After the completion of parking expansion in 2001, Columbia partitioned the remaining 13,068 square feet of land and sold it in 2004. Additionally, in 2004 Columbia purchased 159,442 square feet of bare land in Pasco, Washington with the intent of future branch expansion.

ITEM 3. LEGAL PROCEEDINGS

During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings. Management is presently aware of two legal proceedings, detailed below, involving Columbia that, if determined adversely to Columbia, would have a material adverse affect on its operations or performance.

Columbia River Bank v. Cascadia Revolving Fund, Wasco, Oregon County, Circuit Court Case No. CC04-217

This litigation arose from a dispute between Columbia and another lender, Cascadia Revolving Fund, over the validity of a subordination agreement relating to loans made to a borrower that ceased doing business in 2004. The issue is whether Cascadia Revolving Fund is entitled to recover from Columbia $150,000 in collateral liquidation proceeds. Columbia denies that it is liable to Cascadia and is contesting the claim. Trial is set for May 3, 2005. Management believes that the potential loss, if any, to Columbia arising from an unfavorable outcome would not exceed $150,000 in principal.

Columbia River Bank v. Anthony Glavin, et al., USDC (OR) Case No. 04-CV-1034-MO

Columbia commenced this action against three guarantors to recover the sum of $3,122,240 following the default of a commercial borrower. Two of the guarantors are individuals, and the third is a trust, and the guaranties provide that the guarantors are jointly and severally liable for the full amount of the debt. The defendants have denied liability, and the two individual guarantors have alleged affirmative defenses and counterclaims against Columbia on various grounds, claiming damages in excess of $1 million. Subsequent to the period covered by this report, on February 18, 2005 the U.S. District Court for the District of Oregon entered summary judgment for Columbia on its claims against the guarantors, and entered summary judgment in favor of Columbia with respect to the guarantors’ counterclaims in this matter. Management believes this enhances the likelihood of a recovery but can offer no assurance that such a recovery will be made, and if made, in what amounts or at what time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of securities holders of Columbia during the quarter ended December 31, 2004.

Columbia Bancorp - 14

Part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The common stock of Columbia Bancorp trades on the NASDAQ National Market under the symbol “CBBO”. Trading in Columbia’s stock on NASDAQ commenced on November 6, 1998. The respective high and low sale prices of Columbia’s common stock for the periods indicated are shown below. All prices for the periods shown have been adjusted for subsequent stock splits. Prices do not include retail markups, markdowns, or commissions and may not represent actual transactions. Columbia has paid dividends on its common stock on a quarterly basis. The table below also sets forth dividends declared per share of common stock for the periods indicated. Our principal source of cash for dividends are comprised of dividends paid by our wholly owned operating subsidiary, Columbia River Bank. Federal and state banking laws and regulations impose strict limitations upon a bank’s ability to pay dividends, including requirements to comply with minimum capital requirements and other bank safety and soundness criteria. To the extent CRB fails to comply with these requirements, the bank will be unable to pay dividends to Columbia Bancorp, which will materially restrict the ability to pay dividends to shareholders. As of February 16, 2005 Columbia had 8,865,256 shares issued and outstanding of no par value common stock, which were held by approximately 3,040 shareholders of record.

	2004			2003 (1)
	Stock Trading Range		Cash Dividend	Stock Trading Range		Cash Dividend
Table 1	High	Low	Declared	High	Low	Declared
First Quarter	$18.76	$16.00	$0.09	$15.23	$13.00	$0.07
Second Quarter	17.35	13.55	0.09	16.05	12.75	0.08
Third Quarter	17.00	13.80	0.09	14.98	13.10	0.08
Fourth Quarter	20.76	16.44	0.09	17.53	14.40	0.09

(1)	Prior periods have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

Sales of Unregistered Securities

Columbia had no sales of unregistered securities during the fourth quarter of 2004.

15 - Columbia Bancorp

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

Table 2	As of and For the Years Ended December 31,
(dollars in thousands except dollars per share data)	2004	2003	2002	2001	2000
Income Statement Data
Interest income	$42,708	$38,230	$37,616	$35,078	$33,367
Interest expense	7,328	6,831	7,782	11,583	12,256
Net interest income	35,380	31,399	29,834	23,495	21,111
Loan loss provision	2,760	2,575	1,800	1,450	1,697
Net income	10,735	9,834	9,381	7,374	5,624
Balance Sheet Data
Investment securities	$45,398	$31,682	$36,048	$43,532	$60,544
Total loans, net	574,125	464,350	432,687	380,283	299,881
Total assets	715,373	584,136	544,326	482,207	416,859
Total deposits	606,944	496,358	458,624	394,636	346,427
Shareholders’ equity	65,877	57,804	50,190	46,445	41,326
Per Share Data
Earnings per common share
Basic earnings per common share (1)	$1.22	$1.13	$1.05	$0.83	$0.63
Diluted earnings per common share (1)	1.19	1.09	1.03	0.81	0.63
Cash dividends declared per common share (1)	0.36	0.32	0.28	0.28	0.25
Book value per common share (1)	7.45	6.61	5.80	5.25	4.68
Capital Ratios
Tier I capital ratio (2)	9.80%	10.46%	9.71%	9.36%	9.78%
Total risk-based capital ratio (3)	11.05%	11.71%	10.96%	10.61%	11.03%
Leverage ratio (4)	8.74%	9.19%	8.57%	8.61%	8.14%
Financial Ratios
Return on average assets	1.64%	1.71%	1.80%	1.64%	1.41%
Return on average equity	17.50%	18.25%	18.80%	16.76%	14.40%

(1)	Prior periods have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

(2)	Tier I capital divided by risk-weighted assets.

(3)	Total regulatory capital divided by risk-weighted assets.

(4)	Tier I capital divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with Columbia Bancorp’s (“Columbia”) audited consolidated financial statements and the notes thereto as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 included elsewhere in this report.

Columbia is a financial holding company which conducts operations principally through its wholly-owned subsidiary, Columbia River Bank (“CRB”). CRB is a state chartered bank which offers a broad range of services to its customers, primarily small and medium sized businesses, farmers and individuals. CRB has a network of 20 branches. In Oregon, Columbia has 14 full-service branch facilities and three limited-service branch facilities that serve the northern and eastern Oregon communities of The Dalles (2), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond (2), and Bend (4), and the communities of McMinnville (3), Canby and Newberg in the Willamette Valley. Columbia’s three south central Washington full-service branches serve the communities of Goldendale, White Salmon and Kennewick.

Columbia Bancorp - 16

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

Columbia’s Executive Management Team’s (“Management”) goal is to grow Columbia’s earning assets while maintaining a high return on equity and high asset quality. The key to this, in Management’s view, is to emphasize personalized, quality banking products and services for its customers, to hire and retain excellent, high performing branch and administrative personnel, and to respond quickly to customer demand and growth opportunities. Management also intends to increase Columbia’s penetration in existing markets, and to expand into new markets through suitable acquisitions and new branch openings.

As of December 31, 2004, Columbia had total assets of $715.37 million, total deposits of $606.94 million and shareholders’ equity of $65.88 million. As of December 31, 2003 and 2002, total assets were $584.14 million and $544.33 million; total deposits were $496.36 million and $458.62 million, and shareholders’ equity was $57.80 million and $50.19 million, respectively. Columbia’s net income for years ended December 31, 2004, 2003 and 2002, were $10.73 million, $9.83 million and $9.38 million, respectively. Columbia’s year 2004 net income represents the eighteenth consecutive year of increasing net income. For the year ended December 31, 2004, Columbia’s return on average assets was 1.64% and return on average equity was 17.50%, as compared to 2003 and 2002, when returns on average assets were 1.71% and 1.80% and returns on average equity were 18.25% and 18.80%, respectively. Management believes the increase in net income and asset growth was fueled by strong demand for business loans and new initiatives to attract deposits.

Return on average daily assets and equity and certain other ratios for the periods indicated are presented below.

Table 3
(dollars in thousands)	2004	2003	2002	2001	2000
Net income	$10,735	$9,834	$9,381	$7,374	$5,624
Average assets	655,674	573,934	521,537	450,262	398,422
RETURN ON AVERAGE ASSETS	1.64%	1.71%	1.80%	1.64%	1.41%

Net income	$10,735	$9,834	$9,381	$7,374	$5,624
Average equity	61,333	53,898	49,905	43,990	39,062
RETURN ON AVERAGE EQUITY	17.50%	18.25%	18.80%	16.76%	14.40%

Cash dividends declared and paid	$3,171	$2,819	$2,580	$2,570	$2,326
Net income	10,735	9,834	9,381	7,374	5,624
PAYOUT RATIO	29.54%	28.66%	27.50%	34.85%	41.36%

Average equity	$61,333	$53,898	$49,905	$43,990	$39,062
Average assets	655,674	573,934	521,537	450,262	398,422
AVERAGE EQUITY TO ASSET RATIO	9.35%	9.39%	9.13%	9.77%	9.80%

17 - Columbia Bancorp

Critical accounting policies and estimates

The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon Columbia’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, Management evaluates the estimates used, including the adequacy of the allowance for loan and lease losses, impairment of intangible assets, contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that Management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 68% of Columbia’s gross loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon and Washington would cause Management to increase the allowance for loan and lease losses.

During 2003 and prior years, Columbia capitalized servicing retained mortgage premiums which resulted in recognition of a mortgage servicing asset (“MSA”) and a corresponding recognition of servicing income. The MSA has been valued on a quarterly basis by a qualified, third party with access and knowledge of current servicing portfolio values in the market place. The techniques used in valuing the MSA incorporate assumptions relative to prevailing conditions in the secondary servicing market. These assumptions have been dependent upon near term transactions and include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs and ancillary income. A calculated decrease in the value of the MSA is recorded as a valuation write-down adjustment. However, actual fair values may differ from the measured valuation due to limitations in available third-party market quotations and potential changes in the underlying assumptions. The mortgage servicing asset has been amortized over the expected life of the outstanding net servicing income. The expected life of the outstanding net servicing income that is generated from the MSA can vary from Management’s estimates due to interest rate volatility and changing prepayment speeds. Prepayment speeds in excess of Management’s estimates could negatively impact the recorded value of the MSA.

Columbia initiated a strategic shift in 2003 and discontinued the practice of capitalizing service retained mortgage premiums. CRB Mortgage Team (“Mortgage Team”) now originates mortgage loans which are sold exclusively on a brokerage basis with the mortgage servicing released. This means the existing MSA balance will not increase as a result of additional mortgage loan activity in which mortgage premiums are retained. This strategy continued into 2004 with a focus on producing quality loans, providing competitive loan products, and selling service released mortgage premiums in the secondary servicing market. Management believes this will reduce interest rate risk associated with the MSA. Any future decision to sell the MSA will be dependent upon the movement of interest rates. A rise in interest rates in 2005 will likely improve the value of the MSA and provide Management with the ability to examine sale options.

At December 31, 2004, Columbia had approximately $7.4 million in goodwill as a result of business combinations. Columbia adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. Annual and periodic analyses of recorded goodwill for impairment involves, as required by SFAS 142, judgment on the part of Management. Neither the initial or annual assessments have identified impairment of goodwill such that the net book value of the reporting unit exceeded its estimated fair value.

Columbia Bancorp - 18

Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had compensation cost for Columbia’s 2004, 2003, and 2002 grants for stock-based compensation plans been determined consistent with SFAS No. 123, its net income and earnings per common share for December 31, 2004, 2003, and 2002, would approximate the pro forma amounts shown in Table 4.

Table 4
(dollars in thousands except per share data)	2004	2003	2002
Net income, as reported	$10,735	$9,834	$9,381

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(82)	(177)	(811)
	$10,653	$9,657	$8,570

Pro forma net income

Earnings per share(1):
Basic — as reported	$1.22	$1.13	$1.05
Basic — pro forma	1.21	1.11	0.96
Diluted — as reported	1.19	1.09	1.03
Diluted — pro forma	1.18	1.07	0.94

(1) Amounts for 2002 have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2004, 2003 and 2002:

Table 5	2004	2003	2002
Dividend yield	1.80%	2.14%	2.14%
Expected life (years)	6-8 years	6 years	6 years
Expected volatility	43.28%	43.71%	45.25%
Risk-free rate	2.90-3.02%	3.02%	2.08%

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. Recently, the Financial Accounting Standards Board (FASB) announced the release of SFAS No. 123 (R), “Share-Based Payment.” The effect of this revision will require Columbia to begin recognizing the fair values of stock options granted as compensation cost over the vesting period. SFAS 123 (R) will take effect for interim periods beginning after June 15, 2005. As permitted by SFAS 123, Columbia currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123 (R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123 (R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While Columbia cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $122,000, $212,000 and $123,000 in 2004, 2003 and 2002, respectively.

19 - Columbia Bancorp

Columbia may become party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from Columbia’s assessment of them. There can also be no assurance that all matters that may be brought against Columbia are known to them at any point in time.

Results of Operations

Net Interest Income

For Columbia, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loan and investment security portfolios, and interest expense, principally on customer deposits and bank borrowings from other sources, such as trust preferred securities. Changes in net interest income result from changes in volume, spread and margin. Volume refers to the dollar level of interest-earning assets and interest bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest bearing liabilities. Net interest margin is the ratio of net interest income to total average interest-earning assets and is influenced by the relative level of interest-earning assets and interest bearing liabilities.

Average Balances and Average Rates Earned and Paid. The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest bearing liabilities.

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
		Interest	Average		Interest	Average		Interest	Average
Table 6	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Interest-earning assets:
Loans (1)	$544,945	$41,240	7.57%	$456,137	$36,496	8.00%	$419,608	$35,334	8.42%
Investment securities Taxable securities	16,846	435	2.58	17,033	514	3.02	18,822	1,035	5.58
Nontaxable securities (2)	13,296	973	7.32	15,662	1,150	7.34	17,191	1,223	7.12

Total investment securities (2)	30,142	1,408	4.67	32,695	1,664	5.09	36,013	2,258	6.31
Interest-earning balances due from banks	12,031	215	1.79	13,444	286	2.13	10,781	340	3.02
Federal funds sold	13,940	201	1.44	21,663	205	0.95	6,465	99	1.53

Total interest-earning assets (3)	601,058	43,064	7.16	523,939	38,651	7.37	472,867	38,031	8.04
Nonearning assets	54,616			49,995			48,670

Total assets	$655,674			$573,934			$521,537

Interest bearing liabilities:
Interest bearing checking and savings accounts	$230,826	$1,476	0.64%	$219,682	$1,597	0.73%	$189,356	$1,732	0.92%
Time deposit & IRAs	157,854	4,554	2.89	128,719	4,023	3.13	128,731	4,696	3.54
Borrowed funds	38,093	1,298	3.41	29,212	1,211	4.15	35,343	1,354	3.83

Total interest bearing liabilities	426,773	7,328	1.72	377,613	6,831	1.81	353,430	7,782	2.19
Non-interest bearing deposits	163,953			138,931			114,652

Total deposits and borrowed funds	590,726			516,544			468,082

Other liabilities	3,615			3,492			3,550

Total liabilities	594,341			520,036			471,632
Shareholders’ equity	61,333			53,898			49,905

Total liabilities and shareholders’ equity	$655,674			$573,934			$521,537

Net interest income (tax equivalent)		$35,736			$31,820			$30,249

Net interest income (as reported)		$35,380			$31,399			$29,834

Average yield on average earning assets (1)			7.16%			7.37%			8.04%

Interest expense to average earning assets			1.22%			1.30%			1.64%

Net interest margin (3)			5.95%			6.07%			6.40%

Net interest spread			5.44%			5.56%			5.85%

(1)	Non-accrual loans and loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at a rate of 36.6% for 2004 and 2003 and a rate of 34% for 2002.

(3)	Net interest margin is computed by dividing net interest income (taxable equivalent basis) by total average earning assets.

Columbia Bancorp - 20

Analysis of Changes in Interest Differential. The following table shows the dollar amount of the increase (decrease) in Columbia’s net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes.

	2004 over 2003			2003 over 2002			2002 over 2001
	Increase (Decrease) due to			Increase (Decrease) due to			Increase (Decrease) due to
Table 7			Net			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Loans	$7,100	$(2,356)	$4,744	$3,073	$(1,911)	$1,162	$6,595	$(3,396)	$3,199
Investment securities
Taxable securities	1	(80)	(79)	(85)	(436)	(521)	(568)	(12)	(580)
Nontaxable securities	(111)	(1)	(112)	(63)	(15)	(78)	(56)	(7)	(63)
Balances due from banks	(37)	(34)	(71)	79	(134)	(55)	178	(255)	(77)
Federal funds sold	(73)	69	(4)	232	(126)	106	195	(136)	59

Total	6,880	(2,402)	4,478	3,236	(2,622)	614	6,344	(3,806)	2,538

Interest bearing liabilities:
Interest bearing checking and savings accounts	88	(209)	(121)	377	(512)	(135)	659	(2,244)	(1,585)
Time deposits	918	(387)	531	(139)	(534)	(673)	540	(2,230)	(1,690)
Borrowed funds	374	(287)	87	(235)	92	(143)	60	(586)	(526)

Total	1,380	(883)	497	3	(954)	(951)	1,259	(5,060)	(3,801)

Net increase (decrease) in net interest income	$5,500	$(1,519)	$3,981	$3,233	$(1,668)	$1,565	$5,085	$1,254	$6,339

Net interest income on a tax equivalent basis, before provision for loan losses, for the year ended December 31, 2004, was $35.74 million, which is an increase of 12.31% compared to net interest income of $31.82 million in 2003, where there was an increase of 5.19% compared to net interest income of $30.25 million in 2002. The overall tax equivalent earning asset yield was 7.16% in 2004 compared to 7.37% in 2003 and 8.04% in 2002. For the same years, rates on interest bearing liabilities were 1.72%, 1.81% and 2.19%, respectively. Net interest spread in 2004 was 5.44%, in 2003 it was 5.56% and in 2002 it was 5.85%. The net interest spread for year 2004, decreased 12 basis points over year 2003, due in large part to the effect of falling interest rates lowering yields on earning assets and a rise in deposit costs in the second half of 2004 due to rising short-term interest rates.

Total interest-earning assets averaged $601.06 million for the year ended December 31, 2004, compared to $523.94 million and $472.87 million for the corresponding periods in 2003 and 2002. The majority of the growth in earning assets occurred in the loan category. Increases in the loan portfolio are attributed to favorable interest rates, market conditions and the execution of Columbia’s strategy to provide personal, quality banking products and services, to hire experienced lending and administrative support staff personnel in strategic branch locations and to emphasize marketing strategies.

Average loans, which generally carry a higher yield than investment securities and other earning assets, comprised 90.66% of average earning assets during 2004, compared to 87.06% in 2003 and 88.74% in 2002. During the same periods, average yields on loans were 7.57% in 2004, 8.00% in 2003 and 8.42% in 2002. Average investment securities comprised 5.01% of average earning assets in 2004, which was down from 6.24% in 2003 and 7.62% in 2002. Tax equivalent interest yields on investment securities were 4.67% for 2004, 5.09% in 2003 and 6.31% in 2002.

Interest bearing liabilities averaged $426.77 million for the year ended December 31, 2004, $377.61 million during the same period in 2003 and $353.43 million during the same period in 2002. Interest cost, as a percentage of earning assets, decreased to 1.22% in 2004, compared to 1.30% in 2003 and 1.64% in 2002. The decline in interest cost as a percentage of earning assets resulted from falling interest rates during the previous three years. Deposit rates were near historically low levels during the last few years, but began to gradually rise in the second half of 2004 as the Fed Funds rate was increased and short-term treasury yields rose.

21 - Columbia Bancorp

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

Columbia applies a systematic process for determining the adequacy of the allowance for loan losses, including both external and internal loan review functions and a quarterly analysis of the adequacy of the allowance. The quarterly analysis includes determination of specific potential loss factors on individual classified loans, historical potential loss factors derived from actual net charge-off experience and trends in non-performing loans, and potential loss factors for other loan portfolio risks such as loan concentrations, the condition of the local economy, and the nature and volume of loans. For the year ended December 31, 2004, the allowance for loan losses totaled $8.18 million, compared to $6.61 million at December 31, 2003, and $6.42 million at December 31, 2002. This represents an increase of 23.78% between 2003 and 2004 and an increase of 3.05% between 2002 and 2003. The increase in 2004 is due in large part to the 24% growth in the loan portfolio during 2004. A more detailed review of the loan loss provision and allowance for loan losses is presented in Table 13.

The recorded values of loans actually removed from the consolidated balance sheets are referred to as charge-offs and, after netting out recoveries on previously charged-off loans, become net charge-offs. Columbia’s policy is to charge off loans when, in Management’s opinion, the loan or a portion thereof is deemed uncollectible, although concerted efforts are made to maximize recovery after the charge-off. For the year ended December 31, 2004, loan charge-offs exceeded recoveries by $1.19 million as compared to 2003 and 2002, when loan charge-offs exceeded recoveries by $2.38 million and $695,024, respectively. The decrease in loan losses between 2003 and 2004 is primarily attributable to a single write-down of $1.46 million that was taken during 2003. Columbia believes the large write-down in 2003 was an unusual and infrequent occurrence and 2004 loan losses are more reflective of historic levels.

Non-interest Income

Total non-interest income declined 6.86% from year 2003 through year 2004, and increased 4.36% from year 2002 through 2003. During the prior three years, non-interest income was $8.31 million in 2004, $8.92 million in 2003 and $8.55 million in 2002. Non-interest income is primarily comprised of six categories; service charges and fees, Mortgage Team net revenues, credit card discounts and fees, CRB Financial Services Team revenues, net gain on sale or call of investments securities and other non-interest income. Each of the categories increased during 2004, except for Mortgage Team revenues and CRB Financial Services Team revenues. Mortgage Team net revenues increased $238,358 from 2002 to 2003, and decreased $1.84 million from 2003 to 2004. The decrease in Mortgage Team net revenues during 2004 was due to a significant slow down in loans originated. The decrease in CRB Financial Services Team revenues from 2003 to 2004 of $58,961 was attributable to a volatile market environment and cautious investors, resulting in lower volume and revenue. Service charges and fees were $4.66 million for the year 2004, an increase of 8.13% compared to $4.31 million for the year 2003, and $4.09 million for the year 2002. The growth in service charges and fees were attributable to an increase in overdraft protection charges. The remainder of the change in non-interest income is primarily attributable to improved revenues and growth received from credit card discounts and fees, appraisal fee income and a net gain on the sale of land.

Columbia Bancorp - 22

Non-interest Expense

Non-interest expense consists principally of salaries and benefits, occupancy costs, item and statement processing expenses and other non-interest expenses. A measure of Columbia’s ability to control non-interest expenses is the efficiency ratio. For the year ended December 31, 2004, the efficiency ratio was 54.86%, as compared to 55.43% in 2003 and 57.26% in 2002. The efficiency ratio (non-interest expense divided by net interest income and non-interest income) reflects an improving trend due to growth in revenue from net interest income and efforts by Management to monitor and control overhead expenses.

Non-interest expense for 2004 was $23.97 million, as compared to $22.35 million for 2003 and $21.98 million for 2002. The changes in non-interest expense are primarily the result of an increase in salary expense, occupancy expense and other non-interest expenses. The additional increases relate primarily to costs associated with the investment in new branches, commitment to employee training, continued investment in technology and promotion related expenses. Additionally, costs associated with compliance of Sarbanes-Oxley Section 404 (“SOX 404”) legislation totaled approximately $90,000 during the fourth quarter of 2004. Columbia expects to incur approximately $60,000 during the first quarter of 2005 to complete the 2004 compliance with SOX 404.

Income Taxes

The provision for income taxes was $6.23 million in 2004, $5.56 million in 2003 and $5.22 million in 2002. The provision resulted in effective combined federal and state tax rates of 36.71% in 2004, 36.14% in 2003 and 35.77% in 2002. The effective tax rates differ from combined estimated statutory rates of 38.6% principally due to the effects of nontaxable interest income, which is recognized for accounting purposes, but not for tax purposes.

	Summary Balance Sheets
Table 8	December 31,			Increase (Decrease)
(dollars in thousands)	2004	2003	2002	12/31/03 – 12/31/04		12/31/02 – 12/31/03
ASSETS
Federal funds sold	$20,286	$14,956	$3,735	$5,330	35.64%	$11,221	300.43%
Investments	45,398	31,682	36,048	13,716	43.29	(4,366)	(12.11)
Total loans, net	574,125	464,350	432,687	109,775	23.64	31,663	7.32
Other assets (1)	75,564	73,148	71,856	2,416	3.30	1,292	1.80

Total assets	$715,373	$584,136	$544,326	$131,237	22.47%	$39,810	7.31%

LIABILITIES Non-interest bearing deposits	$172,422	$150,425	$131,831	$21,997	14.62%	$18,594	14.10%
Interest bearing deposits	434,522	345,933	326,793	88,589	25.61	19,140	5.86

Total deposits	606,944	496,358	458,624	110,586	22.28	37,734	8.23

Other liabilities (2)	42,552	29,974	35,512	12,578	41.96	(5,538)	(15.59)

Total liabilities	649,496	526,332	494,136	123,164	23.40	32,196	6.52

SHAREHOLDERS’ EQUITY	65,877	57,804	50,190	8,073	13.97	7,614	15.17

Total liabilities and shareholders’ equity	$715,373	$584,136	$544,326	$131,237	22.47%	$39,810	7.31%

(1) Includes cash and due from banks, property and equipment, and accrued interest receivable.

(2) Includes accrued interest payable and other liabilities.

23 - Columbia Bancorp

Financial Condition
Investments

Federal funds sold are short-term investments that mature on a daily basis. Columbia invests in these instruments to provide for additional earnings on excess available cash balances. Because of their short maturities, the balance of federal funds sold fluctuates dramatically on a day-to-day basis. The balance on any one-day is influenced by cash demands, customer deposit levels, loan activity and future expected cash flows. Investments in federal funds sold totaled $20.30 million at December 31, 2004, compared to $14.96 million at December 31, 2003, and $3.74 million at December 31, 2002.

A year-to-year comparison shows that Columbia’s investment securities at December 31, 2004, totaled $45.40 million, compared to $31.68 million at December 31, 2003, and $36.05 million at December 31, 2002. This represents an increase of 43.29% between 2003 and 2004 and a decrease of 12.11% between 2002 and 2003. The increase in the investment portfolio occurred among available-for-sale securities in order to replace many of the investments called from the portfolio due to falling interest rates. For the years ended December 31, 2003 and 2002, no single investment security held by Columbia equaled or exceeded 10% of its consolidated shareholders’ equity. For the year ended December 31, 2004, Columbia had one investment security that totaled 10.61% of its consolidated shareholders’ equity. The investment security is a federal agency backed discount note structured to earn a higher rate of return as compared to the overnight federal funds rate. The investment security matured on January 26, 2005. On December 31, 2004, investments in federal funds sold (an overnight investment) were $20.30 million and investments in restricted stock were $2.43 million. The balance of federal funds sold is influenced by cash demands, customer deposit levels, loan activity, and future expected cash flows.

Columbia follows a financial accounting principle which requires that investment securities be identified as trading, held-to-maturity or available-for-sale. Held-to-maturity securities are those that Columbia has the intent and ability to hold until they mature or are called. Available-for-sale securities are those that Management may sell if liquidity requirements dictate or if alternative investment opportunities arise. Management determines the mix of available-for-sale and held-to-maturity investment securities based on the Board of Director’s approved asset-liability policy, Management’s assessment of Columbia’s need for relative liquidity and other factors.

At December 31, 2004, the investment portfolio, excluding restricted equity securities, consisted of 58.60% available-for-sale securities and 41.40% held-to-maturity securities. At December 31, 2003, the portfolio consisted of 48.11% available-for-sale securities and 51.89% held-to-maturity securities. At December 31, 2002, Columbia’s investment portfolio, excluding restricted equity securities, consisted of 44.23% available-for-sale securities and 55.77% held-to-maturity securities.

At December 31, 2004, Columbia’s investment portfolio had total net unrealized gains of approximately $523,000. This compares to net unrealized gains of approximately $961,000 at December 31, 2003 and net unrealized gains of $1.10 million at December 31, 2002. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses that may be realized. Actual realized gains and losses occur at the time investment securities are sold or called.

At each financial statement date, Management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions and interest rate trends. A decline in the market value of any security below cost that is deemed other-than-temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

Columbia Bancorp - 24

The following table provides the carrying value of Columbia’s portfolio of investment securities as of December 31, 2003, 2002 and 2001, respectively.

Table 9	December 31,	December 31,	December 31,
(dollars in thousands)	2004	2003	2002

Investments available-for-sale:
U.S. Government obligations	$23,899	$13,004	$11,644
Municipal securities	674	793	1,727
Equity securities	606	79	113
Corporate debt securities	—	—	1,266
	25,179	13,876	14,750

Investments held-to-maturity:
Obligations of states and political subdivisions	12,535	13,016	14,748
Mortgage-backed securities	5,174	1,867	3,770
U.S. Government obligations	81	81	82

	17,790	14,964	18,600

Restricted equity securities	2,429	2,842	2,698

Total investment securities	$45,398	$31,682	$36,048

The maturities of investment securities, segmented by amortized cost, estimated fair value, and tax equivalent yields, were as follows as of the dates indicated.

	December 31, 2004			December 31, 2003			December 31, 2002
Table 10	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
(dollars in thousands)	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)	Cost	Fair Value	Yield (1)
U.S. Government agencies:
One year or less	$9,287	$9,287	3.94%	$8,402	$8,458	2.27%	$9,809	$10,034	2.98%
One to five years	19,496	19,355	3.88%	6,526	6,555	2.67%	5,461	5,530	2.50%
Five to ten years	215	217	4.73%	—	—	—	—	—	—
Over ten years	303	305	4.67%	—	—	—	—	—	—

Obligations of states and political subdivisions:
One year or less	155	156	2.93%	865	873	5.02%	2,212	2,250	3.38%
One to five years	3,267	3,375	4.93%	2,292	2,418	3.82%	3,421	3,574	3.89%
Five to ten years	9,124	9,590	6.16%	9,169	9,816	5.83%	8,228	8,684	6.04%
Over ten years	627	683	6.15%	1,430	1,520	6.37%	2,613	2,738	6.40%

Corporate and other debt securities:
One to five years	—	—	—	—	—	—	1,229	1,266	2.57%

Total debt securities	42,474	42,968	4.46%	28,684	29,640	3.96%	32,973	34,076	4.06%

Equity securities	577	606		75	79		113	113
Restricted equity securities	2,429	2,429		2,843	2,843		2,698	2,698

Total securities	$45,480	$46,003		$31,602	$32,562		$35,784	$36,887

(1) Weighted average yields are stated on a federal tax equivalent basis at a rate of 36.6% for 2004 and 2003 and at a rate of 34% for 2002 and have been annualized, where appropriate.

25 - Columbia Bancorp

Loans

Columbia’s loan policies and procedures establish the basic guidelines governing its lending operations. Generally, the guidelines address the types of loans that it seeks, target markets, underwriting and collateral requirements, terms, pricing, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and amount limitations. These limitations apply to the borrower’s total outstanding indebtedness to CRB, including the indebtedness of any guarantor. The policies are reviewed and approved by the Board of Directors of CRB.

Bank officers are charged with loan origination in compliance with underwriting standards overseen by the loan administration department and in conformity with established loan policies. On an annual basis, the Board of Directors determines the lending and approval authority of the President, the Chief Administrative Officer and the Chief Credit Officer, who then delegate lending and approval authority to other lending officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board of Directors, the President or Chief Credit Officer within their delegated authority.

The Chief Credit Officer has the authority to approve loans up to an approval limit as set by the Board of Directors. All loans above the approval limit of the Chief Credit Officer, and up to a certain limit, are reviewed for approval by the President or Chief Administrative Officer. Loans which exceed this limit are subject to review and approval by the Board Loan Committee. All loans approved by the Board Loan Committee are reviewed by the full Board of Directors at regularly scheduled meetings. Columbia’s unsecured legal lending limit was $10.23 million and its real estate secured lending limit was $17.05 million at December 31, 2004. Columbia rarely makes loans for an amount approaching its legal lending limits.

Net outstanding loans totaled $574.13 million at December 31, 2004, representing an increase of $109.77 million, or 23.64% compared to $464.35 million at December 31, 2003. Unfunded loan commitments grew to $189.48 million as of December 31, 2004, representing an increase of $7.44 million, or 4.09% over year-end 2003.

Columbia’s net loan portfolio (excludes loans held for sale) at December 31, 2004, includes loans secured by real estate 67.61%, commercial loans 16.38%, agricultural loans 13.86%, consumer and other loans 3.85%, deferred loan fees (0.27%) and reserve for loan loss (1.43%). The largest category is concentrated in real estate loans. This is primarily due to the significant growth of commercial real estate loan activity. Residential mortgage loans usually are temporarily financed on the balance sheet before being sold to the secondary market and are classified as loans held for sale. Some commercial loans are secured by real estate, but are used for purposes other than financing the purchase of real property, such as inventory financing and equipment purchases, where real property serves as collateral for the loan.

Columbia Bancorp - 26

The following table presents the composition of Columbia’s loan portfolio, excluding mortgage loans held for sale, at the dates indicated.

Table 11	December 31, 2004		December 31, 2003		December 31, 2002
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$93,618	16.38%	$86,163	18.67%	$69,882	16.48%
Agricultural	79,224	13.86%	64,059	13.88%	61,770	14.57%
Real estate secured loans:
Commercial property	156,175	27.32%	125,359	27.16%	100,918	23.81%
Farmland	50,585	8.85%	42,301	9.17%	35,748	8.43%
Construction	139,415	24.39%	87,427	18.94%	91,036	21.47%
Residential	29,584	5.18%	34,295	7.43%	42,688	10.07%
Home equity lines	10,701	1.87%	4,799	1.04%	2,102	0.50%

Total real estate	386,460	67.61%	294,181	63.74%	272,492	64.28%

Consumer	14,386	2.51%	18,242	3.95%	20,937	4.94%
Other	7,660	1.34%	6,975	1.51%	6,499	1.53%

Total loans	581,348	101.70%	469,620	101.75%	431,580	101.80%

Less unearned loan fees	(1,556)	(0.27)%	(1,450)	(0.32)%	(1,245)	(0.29)%
Less allowance for loan losses	(8,184)	(1.43)%	(6,612)	(1.43)%	(6,417)	(1.51)%

Loans receivable, net	$571,608	100.00%	$461,558	100.00%	$423,918	100.00%

Volume change from prior year		23.84%		8.88%		17.32%

	December 31, 2001		December 31, 2000
	Amount	Percentage	Amount	Percentage
Commercial	$64,163	17.76%	$70,790	23.61%
Agricultural	54,934	15.20%	44,299	14.17%
Real estate secured loans:
Commercial property	80,092	22.17%	58,411	19.48%
Farmland	25,292	7.00%	20,723	6.91%
Construction	70,474	19.50%	41,374	13.80%
Residential	44,512	12.32%	45,612	15.21%
Home equity lines	3,309	0.92%	3,393	1.13%

Total real estate	223,679	61.91%	169,513	56.53%

Consumer	19,802	5.48%	19,195	6.40%
Other	5,251	1.45%	1,690	0.56%

Total loans	367,829	101.80%	305,487	101.87%

Less unearned loan fees	(1,194)	(0.33)%	(1,028)	(0.34)%
Less allowance for loan losses	(5,312)	(1.47)%	(4,578)	(1.53)%

Loans receivable, net	$361,323	100.00%	$299,881	100.00%

Volume change from prior year		20.49%		23.06%

27 - Columbia Bancorp

The following table sets forth Columbia’s loan portfolio maturities, excluding mortgage loans held for sale, on fixed rate loans and repricing dates on variable rate loans, for the periods indicated.

	December 31, 2004
Table 12	Less than	3 months-			Over	Total
(dollars in thousands)	3 months	1 year	1-5 years	5-10 years	10 years	loans
Commercial loans	$60,188	$3,547	$28,135	$1,281	$467	$93,618
Agricultural loans	71,059	1,320	6,573	272	—	79,224
Real estate secured loans:
Commercial property	31,610	6,641	110,059	3,877	3,988	156,175
Farmland	6,127	3,792	33,733	2,161	4,772	50,585
Construction	130,715	614	7,716	—	369	139,414
Residential	11,396	1,277	7,875	3,459	5,577	29,584
Home equity lines	10,628	—	9	48	17	10,702

Total real estate loans	190,476	12,324	159,392	9,545	14,723	386,460
Consumer	8,270	751	4,701	487	177	14,386
Other	5,953	12	357	305	1,033	7,660

Total loans	$335,946	$17,954	$199,158	$11,890	$16,400	$581,348

Loans with fixed interest rates						$71,581
Loans with variable interest rates — daily reprice						322,781
Loans with variable interest rates — other than daily reprice						186,986
Total loans						$581,348

Loans with rate floors						$328,447
Loans with variable interest rates — daily reprice — on or under rate floors						$56,243
Loans with variable interest rates — other than daily reprice — on or under rate floors						$16,664

At December 31, 2004, Columbia had 9.67% or $56.24 million of its total loans with a rate floor that reprices daily sitting on or under the rate floor. As interest rates rise these loans will begin to raise above the loan floor, increasing the interest income received on them and improving the yield for the net interest margin. Additionally, 87.69% of Columbia’s loan portfolio on December 31, 2004, had a variable interest rate.

Allowance for Loan and Lease Losses

The allowance for loan losses is established through a provision for loan losses charged to expense based on an overall assessment of Columbia’s credit portfolio and on the quality of individual loans within that portfolio. The reserve is an amount that Management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. Management charges loans against the reserve when it is determined that the principal or a portion thereof may be uncollectible. Accrual of interest is discontinued on a loan when Management believes, after considering economic and business conditions, that collection efforts are doubtful. Also, the collateral position is carefully evaluated when the borrower’s financial condition is such that collection of principal and interest is doubtful.

Columbia follows guidance from Financial Accounting Standard Board’s Statements 5 and 114 and the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) regarding Allowance for Loan and Lease Losses methodologies. On a quarterly basis, Management determines the appropriate allowance for loan and lease losses using the following three methodologies:

•	Loss allocation to groups of loans by internal risk grade

•	Loss allocation by loan type

•	Loss allocation by historical loss percentage

Management’s determination of the adequacy of the reserve is based on an assessment of the risk in the portfolio given the conditions at the time. This assessment consists of certain loans and leases being

Columbia Bancorp - 28

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

The following table shows Columbia’s loan loss experience for the periods indicated.

Table 13	Years Ended December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Loans outstanding at end of period, net of unearned loan fees (1)	$582,310	$470,962	$439,104	$385,595	$304,459

Average loans outstanding for the period (1)	$544,945	$456,137	$419,608	$348,239	$288,058

Allowance for loan losses balance, beginning of year	$6,612	$6,417	$5,312	$4,578	$3,298

Loans charged off:
Commercial	(762)	(417)	(319)	(587)	(139)
Real estate	(116)	(1,569)	(197)	(56)	(14)
Real estate construction	—	—	(58)	—	—
Agriculture	(80)	(40)	(15)	(79)	(256)
Consumer loans	(198)	(412)	(206)	(20)	(8)
Credit card and related accounts	(135)	(96)	(91)	(57)	(42)

Total loans charged off	(1,291)	(2,534)	(886)	(799)	(459)

Recoveries:
Commercial	67	50	97	71	6
Real estate	8	35	—	1	—
Real estate construction	—	—	6	—	—
Agriculture	4	28	11	—	30
Consumer loans	13	31	72	5	3
Credit card and related accounts	11	10	5	6	3

Total recoveries	103	154	191	83	42

Net charge-offs	(1,188)	(2,380)	(695)	(716)	(417)

Provision for loan losses	2,760	2,575	1,800	1,450	1,697

Allowance for loan losses balance, end of period	$8,184	$6,612	$6,417	$5,312	$4,578

Ratio of net loans charged off to average loans outstanding	0.22%	0.52%	0.17	0.21%	0.14

Ratio of allowance for loan losses to loans at end of period	140%	1.40%	1.46%	1.38%	1.50%

(1) Includes loans held-for-sale.

The adequacy of the reserve for loan losses should be measured in the context of several key ratios: (1) the ratio of the reserve to total outstanding loans; (2) the ratio of total non-performing loans to total loans; and, (3) the ratio of net charge-offs to average loans outstanding. Since 2000, Columbia’s ratio of the reserve for loan losses to total loans has ranged from 1.38% to 1.50%. The amounts provided by these ratios have been sufficient to fund Columbia’s charge-offs and to provide for potential losses as the loan portfolio has grown. Columbia’s historical ratio of net charge-offs to average outstanding loans illustrates its moderate loan charge-off and recovery experience. From December 31, 2000 through December 31, 2004, net charge-offs ranged from 0.14% to 0.52% of average loans. Management believes Columbia’s loan underwriting policies and its loan officers’ knowledge of their customers are significant contributors to Columbia’s ability to mitigate loan losses.

During the year ended December 31, 2004, Columbia recognized $1.29 million in loan charge-offs and $103,659 in recoveries for a net charge-off of $1.19 million. The decrease in loan charge-offs for 2004, as compared to 2003, is primarily attributable to a write-down of a single real estate secured loan for $1.46 million in 2003. Management believes the write-down in 2003 was an unusual and infrequent occurrence.

29 - Columbia Bancorp

Net charge-offs for 2004, were consistent with Columbia’s historical experience in view of the growth in its loan portfolio.

The following table presents information with respect to non-performing loans and other assets.

Table 14	December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Loans on non-accrual status	$4,217	$3,292	$742	$890	$1,163
Loans past due — greater than 90 days	—	—	5	—	7
Restructured loans	—	10	25	113	116

Total non-performing loans	4,217	3,302	772	1,003	1,286

Other real estate owned	100	42	—	349	—

Total non-performing assets	$4,317	$3,344	$772	$1,352	$1,286

Allowance for loan losses	$8,184	$6,612	$6,417	$5,312	$4,578
Ratio of total non-performing assets to total assets	0.60%	0.57%	0.14%	0.28%	0.31%
Ratio of total non-performing loans to total loans, net of unearned loan fees	0.74%	0.71%	0.18%	0.26%	0.43%
Ratio of reserve for loan losses to total non-performing assets	189.57%	197.74%	830.73%	392.82%	355.95%

Columbia has adopted a policy for placement of loans on non-accrual status after they become 90 days past due unless an exception is made to the policy. Further, Management may place loans that are not contractually past due or that are deemed fully collateralized on non-accrual status to promote better oversight and review of loan arrangements. Loans on non-accrual status at December 31, 2004, totaled approximately $4.22 million compared to $3.29 million at December 31, 2003, and $742,000 at December 31, 2002. The increase in nonaccrual loans is attributable to a single commercial real estate secured loan for $3.12 million. This loan was originated over two years ago to fund a hotel, and the property has failed to reach projected occupancy levels. Columbia deems this loan to be fully collectible at this time due to a combination of the estimated collateral value and the recognized ability of the guarantors to repay the principal balance in full. At this time, Columbia is seeking payment from the guarantors. If an agreement can not be reached with the guarantors, Columbia will pursue its rights through a legal course of action.

Management has adopted procedures to identify and monitor loans that have had their original terms restructured to accommodate borrowers’ financial needs. Loan revisions and modifications are provided to meet the credit needs of borrowers in weakened financial condition and to enhance ultimate collection. As of December 31, 2004, loans that had been classified as restructured were insignificant and were performing in accordance with their restructured terms. However, Management continues to monitor restructured loans for any changes or deterioration in performance.

At December 31, 2002, and 2000 Columbia had no assets categorized as other real estate owned (“OREO”). There was $100,000 in OREO at December 31, 2004, $41,500 at December 31, 2003, and $349,000 at December 31, 2001. These amounts represent assets acquired through loan foreclosure or recovery activities.

30 - Columbia Bancorp

Deposits

The following table sets forth composition of Columbia’s deposit balances for the dates indicated.

Table 15	December 31, 2004		December 31, 2003		December 31, 2002
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Interest bearing demand deposits	$211,240	34.81%	$187,452	37.76%	$182,341	39.76%
Savings deposits	35,926	5.92	35,733	7.20	32,940	7.18
Time deposits less than $100,000	83,242	13.71	84,414	17.01	66,766	14.56
Time deposits greater than $100,000	104,114	17.15	38,334	7.72	44,746	9.76

Total interest bearing deposits	434,522	71.59	345,933	69.69	326,793	71.26

Total non-interest bearing deposits	172,422	28.41	150,425	30.31	131,831	28.74

Total interest bearing and non-interest bearing deposits	$606,944	100.00%	$496,358	100.00%	$458,624	100.00%

At December 31, 2004, total deposits were $606.94 million, an increase of $110.59 million or 22.28%, from total deposits of $496.36 million at December 31, 2003. The total deposits at December 31, 2003, of $496.36 million represent an increase of $37.73 million or 8.23%, from total deposits of $458.62 million at December 31, 2002. Deposit growth in 2004, 2003 and 2002 was due to a combination of competitive pricing strategies, increased marketing and emphasis on the sales culture within the branches. The growth in deposit accounts in 2004 has primarily been in interest bearing demand deposits and time deposits with balances greater than $100,000. To the extent Columbia can fund operations with non-interest bearing demand deposits, net interest spread, which is the difference between interest income and interest expense, will improve. At December 31, 2004, core deposits, which consist of all demand deposit accounts, savings accounts and certificates of deposit with balances less than $100,000, accounted for 82.85% of total deposits, down from 92.28% as of December 31, 2003.

The following table summarizes the average amount of, and the average rate paid on each of the deposit categories for the periods shown.

	Years ended December 31,
Table 16	2004 Averages		2003 Averages		2002 Averages
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Non-interest bearing deposits	$163,953	N/A	$138,931	N/A	$114,652	N/A
Interest bearing demand deposits	194,534	0.69%	189,353	0.79%	160,853	1.00%
Savings deposits	36,292	0.39%	33,687	0.50%	32,034	0.69%
Time certificates	157,854	2.89%	125,360	3.15%	125,199	3.64%

Total deposits	$552,633		$487,331		$432,738

Interest bearing deposits consist of money market, savings and time certificate accounts. Interest bearing account balances tend to grow or decline as Columbia adjusts its pricing and product strategies based on market conditions, including competing deposit products. At December 31, 2004, total interest bearing deposit accounts were $434.52 million, an increase of $88.59 million, or 25.61%, from December 31, 2003. The slight decrease in time deposits with balances less than $100,000 accounts was offset by increases in interest bearing, savings and time deposits with balances in excess of $100,000 accounts. Interest bearing demand accounts increased $23.79 million, or 12.69%, and time deposits with balances in excess of $100,000 accounts increased $65.78 million, or 171.60%, from December 31, 2003 to 2004. The increase in time deposits with balances in excess of $100,000 accounts is attributed primarily to an increase in brokered or wholesale certificates of deposit and public certificates of deposit with balances greater than $100,000. Overall, deposits grew due to a combination of competitive pricing strategies, increased marketing and an emphasis on a sales culture within the branches.

31 - Columbia Bancorp

Columbia utilizes brokered deposits as a source for funding present and future loan growth. In most cases, brokered deposit accounts are purchased with a long-term maturity of two to seven years. Brokered deposits are included in totals for time deposits with balances less than $100,000 and totaled $46.65 million and $26.17 million as of December 31, 2004 and 2003, respectively. During 2004, Columbia initiated the process to acquire wholesale deposits (deposits obtained outside the retail branch network) similar to brokered certificates of deposit through a process whereby Columbia posts rates on a proprietary network that solicits certificates of deposits from other financial institutions. This new source of funding has contributed $18.92 million as of December 31, 2004, with maturities ranging from 30 days to 2 years. For regulatory purposes these are classified as either brokered certificates of deposit or public certificates of deposit depending on their source. As of December 31, 2004, Columbia had acquired approximately $39.40 million in brokered and wholesale certificates of deposit, in order to meet current and future loan growth. During the second half of 2004, Columbia saw an increase in deposit gathering efforts at the branch level and began to decrease its origination of brokered certificates of deposit and wholesale deposits. Columbia expects this decrease to continue into the first half of 2005. At December 31, 2004, time certificates of deposit with balances in excess of $100,000 totaled $104.11 million, or 17.15% of total outstanding deposits, compared to $38.33 million, or 7.72%, of total outstanding deposits at December 31, 2003, and $44.75 million, or 9.76%, of total outstanding deposits at December 31, 2002. The following table sets forth, by time remaining to maturity, all time certificates of deposit accounts outstanding at December 31, 2004.

Table 17	Time Deposits	Time Deposits
(dollars in thousands)	less than $100,000	greater than $100,000	Total
Three months or less	$18,231	$18,853	$37,084
Over three through six months	15,332	8,056	23,388
Over six months through twelve months	22,127	26,913	49,040
Over twelve months through five years	27,324	46,599	73,923
Over five years	228	3,693	3,921

	$83,242	$104,114	$187,356

Long-Term and Short-Term Borrowings

The following table sets forth certain information with respect to Columbia’s Federal Home Loan Bank of Seattle borrowings.

Table 18	December 31,
(dollars in thousands)	2004	2003	2002
Amount outstanding at end of period	$34,040	$21,133	$26,285
Weighted-average interest rate at end of period	3.41%	3.44%	4.20%
Maximum amount outstanding at any month-end during the year	$46,941	$27,372	$50,622
Average amount outstanding during the period	$30,023	$23,672	$28,673
Weighted-average interest rate during the period	3.36%	3.90%	4.05%

Short-term borrowings, in the form of a Treasury tax and loan note totaled $849,970, $850,000 and $850,000 at December 31, 2004, 2003 and 2002, respectively.

Columbia Bancorp - 32

Trust Preferred Securities

In December 2002, Columbia issued $4 million in unsecured subordinated debentures to its wholly-owned subsidiary, Columbia Bancorp Trust I (“Trust”), which has since been deconsolidated in accordance with FIN 46R. The interest payments on the subordinated debentures are intended to pass through the Trust to the beneficial owners of the Trust, in the form of trust preferred securities. The subordinated debentures and trust preferred securities have identical rate, terms and conditions — variable rates tied to the 90 day LIBOR with a margin of 3.30% and 30 year maturities. The Trust Preferred Securities are considered Tier I capital for regulatory purposes. Management entered into this transaction in order to repurchase 328,422 shares of common stock at a price of $12.25 per share in November 2002 and maintain regulatory capital within the “well-capitalized” category as defined by the Bank’s regulators.

As previously discussed, Columbia deconsolidated the Trust as of March 31, 2004. As a result, the junior subordinated debentures issued by Columbia to the issuer trusts, totaling $4.1 million, are reflected on Columbia’s consolidated balance sheet at December 31, 2004, under the caption “Junior Subordinated Debentures.” Columbia also recognized its $124,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2004.

Shareholders’ Equity and Regulatory Capital

Shareholders’ equity increased $8.07 million during 2004. Shareholders’ equity at December 31, 2004, was $65.88 million compared to $57.80 million at December 31, 2003. This increase reflects net income and other comprehensive income of $10.62 million and $725,193 in exercised stock options. These additions to equity were partially offset by cash dividends paid or declared of $3.17 million.

Columbia’s Board of Directors authorized a program to repurchase shares of Columbia’s common stock valued at up to $1.6 million, in 2003 with an expiration date of June 30, 2004. In May 2004, Columbia adopted a new plan, set to expire June 30, 2005, to allow the repurchase of up to $1.0 million in common stock. Columbia has authorized the repurchase programs because the Board of Directors believes in the long-term value of Columbia’s stock, and that such repurchase constitutes a sound investment use of Columbia’s funds. The repurchase plan will be conducted in the open market pursuant to the securities Exchange Act Rule 10b-18 at the sole discretion of Management.

33 - Columbia Bancorp

During the first quarter of 2004, Columbia repurchased and retired 12,500 shares of stock as shown below; no other activity occurred in 2004.

			Total # of Shares Purchased	Maximum Dollar Value of
	Total # of Shares	Average Price	as Part of a Publicly	Shares Remaining to be
Table 19	Purchased	Paid per Share	Announced Plan(s)(1)	Purchased Under the Plan(s)(1)
August-03	—	$—	—	$1,600,000
September-03	16,700	14.85	16,700	1,352,005

Three Months Ended September 30, 2003	16,700	14.85	16,700	1,352,005

October-03	—	$—	—	$1,352,005
November-03	—	—	—	1,352,005
December-03	—	—	—	1,352,005

Three Months Ended December 31, 2003	—	—	—	1,352,005

Twelve Months Ended December 31, 2003	16,700	$14.85	16,700	$1,352,005

January-04	—	$—	—	$1,352,005
February-04	12,500	18.10	12,500	1,125,776
March-04	—	—	—	1,125,776

Three Months Ended March 31, 2004	12,500	18.10	12,500	1,125,776

April-04	—	$—	—	$1,125,776
May-04	—	—	—	1,125,776
June-04	—	—	—	1,125,776

Three Months Ended June 30, 2004	—	—	—	1,125,776

July-04(2)		—	$—	$1,000,000
August-04	—	—	—	1,000,000
September-04	—	—	—	1,000,000

Three Months Ended September 30, 2004	—	—	—	1,000,000

October-04	—	$—	—	$1,000,000
November-04	—	—	—	1,000,000
December-04	—	—	—	1,000,000

Three Months Ended December 31, 2004	—	—	—	1,000,000

Twelve Months Ended December 31, 2004	12,500	$18.10	12,500	$1,000,000

(1) Plan announced in August 2003, to repurchase up to $1.6 million in stock through June 30, 2004.
(2) New repurchase plan approved by the Board of Directors to repurchase up to $1.0 million in stock through June 30, 2005.

The Federal Reserve Board and the Federal Deposit Insurance Corporation have established minimum requirements for capital adequacy for financial holding companies and member banks. The requirements address both risk-based capital and leverage capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The following reflects Columbia’s various capital ratios at December 31, 2004, and December 31, 2003, as compared to regulatory minimums for capital adequacy purposes.

Table 20	December 31, 2004	December 31, 2003	Regulatory Minimum
Tier I capital	9.80%	10.46%	4.00%
Total risk-based capital	11.05%	11.71%	8.00%
Leverage ratio	8.74%	9.19%	4.00%

Columbia Bancorp - 34

Liquidity and Capital Resources

Columbia’s Management has adopted policies to help maintain liquidity in order to respond to changes in the financial environment and ensure sufficient funds are available to meet its anticipated cash demands, which ordinarily come from customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s major sources of liquidity are customer deposits, sales and maturities of investment securities, and net cash provided by operating activities. From time to time, Columbia also may draw upon credit lines with the Federal Home Loan Bank of Seattle and correspondent banks, as well as brokered certificates of deposit and other wholesale borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, unpledged securities available-for-sale and securities held-to-maturity with maturities occurring within three months. At December 31, 2004, these liquid assets totaled $62.13 million or 8.69% of total assets, as compared to $50.66 million or 8.67% of total assets at December 31, 2003. The total liquid assets of $50.66 million or 8.67% of total assets as of December 31, 2003, compare to $44.54 million or 8.18% of total assets at December 31, 2002. As of December 31, 2004 and 2003, unused and available lines of credit totaled $74.94 million and $72.95 million, respectively.

During the first half of 2004, net loan growth along with projected future loan growth exceeded expected deposit growth for the year. Because of this, Columbia increased its usage of other borrowings and brokered certificates of deposit by $12.91 million and $20.47 million, respectively. Columbia also carried a balance of $18.92 million in other wholesale certificates of deposits as of December 31, 2004. Additionally, during the last half of 2004, Columbia began a new deposit gathering campaign and sold or participated $19.62 million in loans, which improved liquidity. Federal funds sold increased by $5.33 million from December 31, 2003, to December 31, 2004. Management will continue to rely on retail branch deposit growth, brokered and wholesale certificates of deposit and other funding sources, as necessitated to maintain acceptable levels of liquidity. However, during the last half of 2004 and into the first half of 2005, Management intends to decrease its use of brokered and wholesale certificates of deposits, believing retail branch deposit gathering efforts will be sufficient for funding loan demand.

The analysis of liquidity also includes a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2004. The statement of cash flows includes operating, investing, and financing categories. Operating activities include net income of $10.73 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. The net change from operating activities from 2003 to 2004 was a decrease of $4.74 million, mostly attributed to the decrease in the process from the sale of mortgage loans held-for-sale. Investing activities consist primarily of both proceeds from and purchases of securities and the impact of the net growth in loans. During 2004, investing activities increased $94.66 million, most notably in the form of net growth in loans of $74.03 million. Financing activities present the cash flows associated with deposit accounts and reflect various transactions with shareholders. Financing activities increased during 2004 by $90.38 million, mostly in the area of deposit growth which grew $72.85 million over 2003.

At December 31, 2004, Columbia had outstanding unfunded lending commitments of $189.48 million. Nearly all of these commitments represented unused portions of commitments to extend credit to businesses, credit lines available to consumers under credit card and other arrangements and commercial and standby letters of credit. Many of these credit lines will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. Management believes that Columbia’s sources of liquidity, $50.66 million in liquid assets, $74.94 million in unused lines of credits and the use of brokered or wholesale certificates of deposits, are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard. Additionally, Management monitors liquidity on a daily, weekly, monthly and quarterly basis, depending on the need to ensure liquidity is available to meet its anticipated cash demands.

35 - Columbia Bancorp

Business Segment Information

Columbia derives revenues from two primary business segments, community banking and mortgage banking. The following table presents financial information about each of these business segments for the three most recent fiscal years.

Table 21	Community	Mortgage
(dollars in thousands)	Banking	Banking	Consolidated

December 31, 2004
Net interest income before provision for loan losses	$35,205	$175	$35,380
Non-interest income	5,656	2,656	8,312
Amortization of the mortgage servicing asset	—	1,621	1,621
Salaries and benefits	11,878	1,525	13,403
Occupancy expense, excluding depreciation	1,093	77	1,170
Depreciation	1,415	69	1,484
Other non-interest expenses	7,484	430	7,914
Income before provision for income taxes	17,852	(891)	16,961

Total assets	$708,826	$6,547	$715,373

December 31, 2003
Net interest income before provision for loan losses	$30,998	$401	$31,399
Non-interest income	3,808	5,116	8,924
Amortization of the mortgage servicing asset	—	2,000	2,000
Impairment of mortgage servicing asset	—	858	858
Salaries and benefits	10,812	2,244	13,056
Occupancy expense, excluding depreciation	749	157	906
Depreciation	1,250	91	1,341
Other non-interest expenses	6,541	506	7,047
Income before provision for income taxes	15,737	(339)	15,398

Total assets	$575,463	$8,673	$584,136

December 31, 2002
Net interest income before provision for loan losses	$29,417	$417	$29,834
Non-interest income	2,780	5,771	8,551
Amortization of the mortgage servicing asset	—	1,029	1,029
Impairment of mortgage servicing asset	—	2,781	2,781
Salaries and benefits	10,310	2,750	13,060
Occupancy expense, excluding depreciation	668	151	819
Depreciation	1,141	98	1,239
Other non-interest expenses	4,195	657	4,852
Income before provision for income taxes	15,883	(1,278)	14,605

Total assets	$526,202	$18,124	$544,326

Total assets within the Mortgage Team have decreased from last year to $6.55 million at year end 2004. Assets were $8.67 million and $18.12 million for years ending 2003 and 2002, respectively. Assets of CRB Mortgage Team are primarily comprised of real estate loans in the portfolio, real estate loans held for sale, mortgage servicing asset, accrued interest receivable, and furniture and equipment. The mortgage servicing asset as of December 31, 2004, 2003 and 2002, was valued at $2.16 million, $3.69 million and $4.61 million, respectively. CRB uses a qualified independent third party to value the mortgage service asset (“MSA”) in accordance with Statement of Accounting Standard (SFAS) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. A qualified independent third party measures the MSA using information obtained from knowledge of the secondary servicing market and assesses current transaction values between willing parties. The techniques used in valuing the MSA incorporate assumptions relative to prevailing conditions in the secondary servicing market. The assumptions used for valuing the MSA are gathered from near term transactions and include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs and ancillary income. The mortgage servicing asset is amortized in proportion to and over the period of the estimated life of the net servicing income.

Columbia Bancorp - 36

In 2004, the Mortgage Team recorded a loss before income taxes of $891,000. A loss for the year ended December 31, 2003, was $339,000; and a loss of $1.28 million was recognized in 2002. The Mortgage Team’s earnings in 2003 and 2002 were negatively impacted by higher mortgage servicing asset amortization and valuation write-downs. This was caused by the prevailing low mortgage interest rate environment present during the last three years, which motivated a record number of borrowers to refinance their mortgage loans. Because borrowers refinance their mortgage loans or pay them off early, amortization expense must be adjusted to properly match the estimated period of the outstanding net servicing income. In addition, the mortgage servicing asset is periodically valued based on a fair value assessment as measured by a qualified and independent entity with access and knowledge of current servicing portfolio transaction values. If net valuation write-downs of the mortgage servicing asset are assessed, there is a corresponding charge to the income statement. During 2004, Columbia had no valuation write-downs. During 2003 and 2002, Columbia assessed net valuation write-downs in the amounts of $858,000 and $2.78 million, respectively. The contributing factors to Mortgage Team’s loss in 2004 were lower mortgage originations, overhead expenses remaining constant while experiencing a drop in production and MSA amortization expense in excess of loan servicing revenue.

Inflation

At this time, Management does not consider the long-term effects of inflation, as measured by the Consumer Price Index, will be material to Columbia’s financial position and results of operations.

Off-Balance Sheet Arrangements

In the normal course of business, Columbia utilizes financial instruments with off-balance sheet risk to meet the financing needs of its customers, including loan commitments to extend credit, commercial letters of credit, standby letters of credit, unused portions of VISA credit cards, and commitments to fund mortgage loans.

The increase in off-balance sheet items has occurred during the last three years as a result of growth in the loan portfolio. The table below sets forth the distribution of Columbia’s contingent liabilities by off-balance sheet type. Commitments to extend credit increased primarily due to growth and expansion of commercial real estate construction lending from Columbia’s Central Oregon branches.

Table 22	December 31,
(dollars in thousands)	2004	2003	2002

Commitments to extend credit	$168,812	$162,232	$148,938
Undisbursed credit card lines of credit	18,437	17,333	15,220
Commercial and standby letters of credit	2,227	2,466	2,654

Total	$189,476	$182,031	$166,812

37 - Columbia Bancorp

Contractual Obligations

Columbia’s contractual obligations include notes due to the Federal Home Loan Bank of Seattle and treasury tax and loan program with the Federal Reserve, trust preferred securities, operating leases, deferred compensation and salary continuation plans. Detailed below is a schedule of Columbia’s current contractual obligations by maturity and/or payment due.

Table 23	Payment due by Period
		Less than			More than	Unspecified
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years	maturity

Long-term debt obligations
Federal Home Loan Bank notes	$34,040	$6,750	$14,500	$12,062	$728	$—
Trust preferred securities (1)	4,000	—	—	—	4,000	—
Treasury tax and loan note	850	850	—	—	—	—
Operating lease obligations	4,260	600	1,464	1,464	732	—
Other long term liabilities(2)	861	—	—	—	—	861

Total	$44,011	$8,200	$15,964	$13,526	$5,460	$861

(1)	Columbia has the right to redeem trust preferred securities on or after January 7, 2008.

(2)	Amount includes deferred compensation and salary continuation plan benefit obligations.

Derivative Management

Prior to 2004, the CRB Mortgage Team would accept loan applications that often did not fund and close for 30 to 60 days. During this time, the loan had been considered to be in the “open mortgage pipeline”. Once the loan was either funded or closed, it was then removed from the open mortgage pipeline. The loans that comprise the open mortgage pipeline were price-locked to the borrower; therefore, interest rate fluctuations could have resulted in gains and/or losses from the sale of loans on the secondary market. The risk of price fluctuations to the open mortgage pipeline was managed by the use of derivative-forward contracts and put options. The underlying securities of the derivatives were mortgage-backed securities, which generally corresponded with the composition of the open mortgage pipeline. The structure of the derivatives was intended to serve as a hedge against the impact of rising and falling interest rates. The gain or loss on the hedged item attributable to the hedged risk is recognized in earnings in the same period, as required by Statement of Financial Accounting Standards (SFAS) 133, “Accounting for Derivative Instruments and Hedging Activities”. During the fourth quarter of 2003, the Mortgage Team discontinued the practice of using derivative instruments to hedge the open mortgage pipeline. Therefore, as of December 31, 2004, there were no outstanding derivatives in use for managing interest rate risk in the mortgage pipeline. The Mortgage Team instituted a new practice in 2004 of locking mortgage loan applicants using a method known as “best efforts”. The method of selling “best efforts” involves the sale of mortgage loans to third party investors at a committed loan rate and loan amount within a predetermined time period without risk of a penalty for failure to deliver the locked mortgage loans. The benefit to Columbia is that it shifts the interest rate risk to the investor and eliminates the need to use derivatives for managing interest rate risk, but it does have the effect of lowering the amount of service release mortgage premium income. Management determined it is in Columbia’s best interest to accept the lower income for a reduction in interest rate risk exposure. This strategy will be evaluated on a periodic basis and may change as information becomes available and/or personnel are hired with specialized skills to effectively manage the interest rate risk exposure from secondary marketing activity.

Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment.” This statement replaces existing requirements under SFAS No. 123 “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective for interim periods beginning after June 15, 2005. At this time, Columbia does not believe the future impact on earnings to be a great extent different than what has historically been reported as the pro forma effect to income in Note 1. The impact to operating and financing cash flows is not considered to be material to the Financial Statements.

Columbia Bancorp - 38

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 is to be applied prospectively, effective for loans acquired in years beginning after December 15, 2004. SOP 03-3 requires acquired loans with evidence of credit deterioration to be recorded at fair value and prohibits recording any valuation allowance related to such loans at the time of purchase. This SOP limits the yield that may be accreted on such loans to the excess of the investor’s estimated cash flows over its initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected is not to be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

In November 2003, the EITF reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124, that are impaired at the balance sheet date, but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, Columbia has adopted the provisions of this consensus as of December 31, 2003 and the result did not have an impact on Columbia’s statement of financial position or results of operations.

In September 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities. Many of these financial instruments were previously classified as equity. This statement became effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after September 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition was achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Application of the provisions of this statement did not have a material impact on Columbia’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB made revisions and delayed implementation of certain provisions of FIN 46 by issuing FIN 46R. As a public entity that is not a “Small Business Issuer,” Columbia was required to apply FIN 46R to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. As a result of adoption of FIN 46R, Columbia no longer consolidates Columbia Bancorp Trust I within its financial statements and recognizes $4.1 million as junior subordinated debentures due to the Trust effective March 31, 2004. Management does not anticipate adoption of the Interpretation will have further effects on the financial condition or results of operations of Columbia.

39 - Columbia Bancorp

Factors That May Affect Future Results of Operations

Columbia’s past experience may not be indicative of future performance, and as noted elsewhere in this report, Management has included forward-looking statements about its business, plans and prospects that are subject to change. In addition to the other risks or uncertainties contained in this report, the following risks may affect its operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, Columbia’s business, financial condition or operating results could be adversely affected. Moreover, readers should note that this is not an exhaustive list of the risks Columbia faces; some risks are unknown or not quantifiable, and other risks that Management currently perceives as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.

Adequacy of Loan Loss Allowance. Columbia has established a reserve for probable losses Management expects in connection with loans in its credit portfolio. This allowance reflects Management’s estimates of the collectibility of certain identified loans, as well as an overall risk assessment of total loans outstanding. Management’s determination of the amount of loan loss allowance is highly subjective; although Management personnel apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, Management cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If Columbia’s loan loss allowance proves to be inadequate, it may suffer unexpected charges to income, which would adversely impact its results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require Columbia to increase the allowance, which also would adversely impact its revenues and financial condition.

Valuation of the Mortgage Servicing Asset. Columbia includes on its balance sheet an asset that is largely influenced by the net present value of expected net servicing income, which was created from mortgages originated and sold in the secondary market. The value of this asset reflects certain assumptions about net service fee income, servicing costs, prospective interest rates, real estate markets, rates of debt retirement, and other factors relating to the length of time during which those revenues can be expected to continue. The estimates and assumptions used in valuing the mortgage servicing asset are determined by a qualified independent third party. The qualified independent third party measures the value of the mortgage servicing asset based on assumptions influenced by current market conditions and near term transactions, which are likely to cause the value of the mortgage servicing asset to fluctuate. Therefore, potential valuation adjustments, which are charged against or credited to current income, may have a material adverse impact on revenues for the periods in which adjustments occur.

Growth and Management. Columbia’s financial performance and profitability will depend on its ability to manage recent and possible future growth. Although Management believes that it has substantially integrated the business and operations of past acquisitions, there can be no assurance that unforeseen issues relating to the acquisitions will not adversely affect us. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on Columbia’s business, financial condition and results of operations. Accordingly, there can be no assurance that Columbia will be able to execute its growth strategy or maintain the level of profitability that it has experienced in the past.

Changes in Market Interest Rates. Columbia’s earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as the net interest spread. Given Columbia’s current volume and mix of interest bearing liabilities and interest-earning assets, net interest spread could be expected to increase during times when interest rates rise in a parallel shift along the yield curve and, conversely, to decline during times of similar falling interest rates. Approximately 10.00% of Columbia’s total loans are on or under rate floors that reprice daily with the prime rate, which will take an approximately 53 basis point rise in the prime rate before these variable interest rate loans float with market rates above the contractual rate floor. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of CRB’s rate-sensitive assets and rate-sensitive liabilities over any given period. Although Management believes the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse affect on Columbia’s business, financial condition and results of operations.

Columbia Bancorp - 40

Geographic Concentration. Substantially all of Columbia’s business is derived from a nine–county area in central, north-central and northeastern Oregon and south-central Washington. These areas are not extensively populated, and rely primarily upon the agricultural, electrical power generation and transportation markets for their economic success. While Management has planned Columbia’s expansion strategy in part as a means to diversify the geographic concentration of its business, Columbia’s business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions served by Columbia, may have a more pronounced effect upon its business than they might on an institution that is less geographically concentrated. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon Columbia’s results of operation and financial condition.

Regulation. Columbia is subject to government regulation that could limit or restrict its activities, which in turn could adversely impact its operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as Columbia’s shareholders. These regulations can sometimes impose significant limitations on Columbia’s operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause Columbia’s results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Federal legislation such as Sarbanes-Oxley can dramatically shift resources and costs to ensure adequate compliance.

Competition. Competition may adversely affect Columbia’s performance. The financial services business in Columbia’s market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. Columbia faces competition both in attracting deposits and in originating loans. Columbia competes for loans principally through the pricing of interest rates and loan fees and the efficiency and quality of services. Increasing levels of competition in the banking and financial services industries may reduce Columbia’s market share or cause the prices charged for its services to fall. Columbia’s results may differ in future periods depending upon the nature or level of competition.

Credit Risk. A source of risk arises from the possibility that losses will be sustained if a significant number of Columbia’s borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. Columbia has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, which Management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect Columbia’s results of operations.

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

Asset-liability management simulation models are used to measure interest rate risk. The models quantify interest rate risk through simulating forecasted net interest income and economic value of equity over a 12-month forward-looking time horizon under various rate scenarios. The economic value of equity is defined as the difference between the market value of current assets less the market value of liabilities. By measuring the change in the present value of equity under different rate scenarios, Management is able to identify interest rate risk that may not be evident in simulating changes in the forecasted net interest income.

41 - Columbia Bancorp

Table 24 below shows the simulated percentage change in forecasted net interest income and the economic value of equity based on changes in the interest rate environment. The change in interest rates assumes an immediate, parallel and sustained shift in the base interest rate forecast. Through these simulations, Management estimates the impact on net interest income and present value of equity based on a 100 and 200 basis point upward and downward gradual change of market interest rates over a one-year period. The analysis did not allow rates to fall below zero.

Table 24	Percent Change	Percent Change
	in Net Interest	in Present Value
Change in Interest Rates	Income	of Equity

-200 Basis points	-6.30%	-4.03%
-100 Basis points	-4.40%	-3.20%
+100 Basis points	6.02%	4.10%
+200 Basis points	12.20%	8.17%

As illustrated in the above table, Columbia’s balance sheet is currently asset sensitive, meaning that interest-earning assets mature or reprice more quickly than interest bearing liabilities in a given period. Therefore, according to the model, net interest income should increase slightly when rates increase and shrink somewhat when rates fall in an interest rate shift that is parallel across all terms of the yield curve. This is primarily a result of the concentration of variable rate and short-term commercial loans in Columbia’s portfolio.

The simulation model does not take into account future management actions that could be undertaken, should a change occur in actual market interest rates. Also, certain assumptions underlie modeling simulation results and these assumptions may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes of deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and historical pricing behavior and modeled for future expectations. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly due to external factors such as changes in prepayment assumptions, early withdrawals of deposits and unforeseen competitive factors.

Mortgage Servicing Asset

The CRB Mortgage Team has recorded a mortgage-servicing asset (“MSA”) that contains risk due to changes in loan prepayments. The value of the MSA will likely decline when interest rates fall due to an increase in loan prepayments. The MSA is measured on a quarterly basis by a qualified independent entity with access and knowledge of current servicing transaction values between willing parties. The techniques used in valuing the MSA incorporate assumptions relative to prevailing conditions in the secondary servicing market. The assumptions used for valuing the MSA are gathered from near term transactions and include prepayment speed forecasts, market discount rates, earning rates, servicing costs, acquisition costs and ancillary income. A decrease in the value of the MSA is recorded as a valuation write-down adjustment. However, actual fair values may differ from the measured valuation due to limitations in available third-party market quotations and assumptions.

The value of the mortgage servicing asset is interest rate sensitive and may require quarterly valuation adjustments. If mortgage rates were to increase in 2005, Management would expect the mortgage servicing asset value to stabilize and may in some instances be increased. In this instance, the monthly mortgage servicing asset amortization expense would be adjusted to meet the expected remaining life of the outstanding net servicing income.

Columbia Bancorp - 42

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (unaudited)

The following tables set forth Columbia’s unaudited consolidated financial data regarding operations for each quarter of 2004 and 2003. This information, in the opinion of Management, includes all normal and recurring adjustments, to fairly state the information contained in the tables. Certain amounts previously reported have been reclassified to conform with the current presentation. These reclassifications had no net impact on the results of operations.

	2004 Quarterly Financial Data
Table 25	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Income Statement Data
Interest income	$9,607	$10,352	$11,208	$11,541	$42,708
Interest expense	1,467	1,554	2,027	2,280	7,328

Net interest income	8,140	8,798	9,181	9,261	35,380
Loan loss provision	700	1,390	550	120	2,760

Net interest income after loan loss provision	7,440	7,408	8,631	9,141	32,620
Non-interest income	1,581	1,917	2,016	2,798	8,312
Non-interest expense	5,871	5,674	6,013	6,413	23,971

Income before provision for income taxes	3,150	3,651	4,634	5,526	16,961
Provision for income taxes	1,133	1,336	1,736	2,021	6,226

Net income	$2,017	$2,315	$2,898	$3,505	$10,735

Earnings Per Share
Basic earnings per common share	$0.23	$0.26	$0.33	$0.40	$1.22
Diluted earnings per common share	$0.22	$0.26	$0.32	$0.39	$1.19

	2003 Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Income Statement Data
Interest income	$9,396	$9,583	$9,737	$9,514	$38,230
Interest expense	1,770	1,776	1,703	1,582	6,831

Net interest income	7,626	7,807	8,034	7,932	31,399
Loan loss provision	300	1,700	400	175	2,575

Net interest income after loan loss provision	7,326	6,107	7,634	7,757	28,824
Non-interest income	2,000	1,971	2,843	2,110	8,924
Non-interest expense	5,588	5,758	5,651	5,353	22,350

Income before provision for income taxes	3,738	2,320	4,826	4,514	15,398
Provision for income taxes	1,348	849	1,767	1,600	5,564

Net income	$2,390	$1,471	$3,059	$2,914	$9,834

Earnings Per Share
Basic earnings per common share (1)	$0.27	$0.17	$0.35	$0.33	$1.13
Diluted earnings per common share (1)	$0.26	$0.16	$0.34	$0.32	$1.09

(1)	Prior periods have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

Additional information called for by this item is contained in Columbia Bancorp’s Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.

43 - Columbia Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Columbia Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheets of Columbia Bancorp and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of Columbia Bancorp’s Management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by Management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Columbia Bancorp and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Portland, Oregon
January 20, 2005

Columbia Bancorp - 44

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$25,527,270	$33,809,732
Interest-bearing deposits with banks	12,165,712	5,100,513
Federal funds sold	20,285,817	14,955,948

Total cash and cash equivalents	57,978,799	53,866,193

INVESTMENT SECURITIES
Investment securities available-for-sale	24,573,394	13,796,896
Investment securities held-to-maturity	17,789,481	14,963,728
Equity securities	605,594	78,750
Restricted equity securities	2,429,200	2,843,100

Total investment securities	45,397,669	31,682,474

LOANS
Loans held-for-sale	2,517,182	2,792,384
Loans, net of allowance for loan losses and unearned loan fees	571,607,850	461,557,765

Total loans	574,125,032	464,350,149

OTHER ASSETS
Property and equipment, net of accumulated depreciation	15,222,622	13,766,909
Accrued interest receivable	4,107,806	3,769,527
Goodwill	7,389,094	7,389,094
Mortgage servicing asset, net of accumulated amortization and valuation allowance	2,162,654	3,691,449
Other assets	8,988,842	5,619,839

Total other assets	37,871,018	34,236,818

TOTAL ASSETS	$715,372,518	$584,135,634

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Noninterest-bearing demand deposits	$172,421,947	$150,425,062
Interest-bearing demand deposits	211,239,408	187,452,543
Savings accounts	35,926,117	35,732,611
Time certificates	187,356,091	122,747,824

Total deposits	606,943,563	496,358,040

OTHER LIABILITIES
Notes payable	34,889,564	21,983,465
Accrued interest payable and other liabilities	3,538,413	3,989,665
Junior subordinated debentures	4,124,000	—
Guaranteed undivided beneficial interest in junior subordinated deferrable interest debenture (Trust preferred securities)	—	4,000,000

Total other liabilities	42,551,977	29,973,130

Total liabilities	649,495,540	526,331,170

COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 20,000,000 shares authorized; 8,839,151 and 8,750,582 shares issued and outstanding at December 31, 2004 and 2003, respectively	32,140,776	31,520,099
Retained earnings	33,816,489	26,252,366
Accumulated comprehensive (loss) income, net of taxes	(80,287)	31,999

Total shareholders’ equity	65,876,978	57,804,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$715,372,518	$584,135,634

See accompanying notes.

45 - Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2004	2003	2002
INTEREST INCOME
Interest and fees on loans	$41,239,595	$36,496,259	$35,334,245
Interest on investments:
Taxable investment securities	434,568	514,195	1,035,059
Nontaxable investment securities	617,105	729,022	807,504
Interest on federal funds sold	201,278	205,367	99,071
Other interest and dividend income	215,417	285,276	340,172

Total interest income	42,707,963	38,230,119	37,616,051

INTEREST EXPENSE
Interest on interest-bearing demand deposit and savings accounts	1,475,891	1,665,626	1,825,731
Interest on time certificates	4,554,432	3,954,361	4,601,960
Other borrowed funds	1,297,755	1,210,653	1,354,438

Total interest expense	7,328,078	6,830,640	7,782,129

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	35,379,885	31,399,479	29,833,922
PROVISION FOR LOAN LOSSES	2,760,000	2,575,000	1,800,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,619,885	28,824,479	28,033,922

NON-INTEREST INCOME
Service charges and fees	4,657,884	4,307,634	4,089,240
Mortgage Team net revenues	1,121,546	2,431,672	2,193,314
CRB Financial Services Team revenues	520,427	579,388	559,968
Credit card discounts and fees	465,481	436,953	419,762
Net (loss) gain on sale or call of investment securities	(6,823)	462,249	295,822
Other non-interest income	1,553,040	705,881	993,041

Total non-interest income	8,311,555	8,923,777	8,551,147

NON-INTEREST EXPENSE
Salaries and employee benefits	13,402,913	13,055,840	13,059,535
Occupancy expense	2,654,462	2,247,309	2,058,065
Item and statement processing	774,591	777,594	760,156
Advertising	811,067	536,871	500,086
Data processing expense	512,770	352,743	370,889
Other non-interest expense	5,815,286	5,379,794	5,231,736

Total non-interest expense	23,971,089	22,350,151	21,980,467

INCOME BEFORE PROVISION FOR INCOME TAXES	16,960,351	15,398,105	14,604,602
PROVISION FOR INCOME TAXES	6,225,661	5,564,309	5,223,497

NET INCOME	10,734,690	9,833,796	9,381,105

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(92,800)	173,809	30,473
Reclassification adjustment for (losses) gains included in net income	4,326	(295,839)	(194,011)
Reduction in fair value of interest-rate swap	(23,812)	(20,221)	—

Other comprehensive loss, net of taxes	(112,286)	(142,251)	(163,538)

COMPREHENSIVE INCOME	$10,622,404	$9,691,545	$9,217,567

BASIC EARNINGS PER SHARE OF COMMON STOCK	$1.22	$1.13	$1.05

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$1.19	$1.09	$1.03

See accompanying notes.

Columbia Bancorp - 46

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
BALANCE, December 31, 2001	8,037,078	$20,733,594	$25,373,550	$337,788	$46,444,932
Stock options exercised	153,724	1,008,572	—	—	1,008,572
Income tax benefit from stock options exercised	—	122,704	—	—	122,704
Repurchase of common stock	(328,422)	(4,023,170)	—	—	(4,023,170)
Cash dividends paid	—	—	(1,951,234)	—	(1,951,234)
Cash dividends declared	—	—	(628,990)	—	(628,990)
Net income and comprehensive income	—	—	9,381,105	(163,538)	9,217,567

BALANCE, December 31, 2002	7,862,380	17,841,700	32,174,431	174,250	50,190,381
Stock options exercised	113,015	782,637	—	—	782,637
Income tax benefit from stock options exercised	—	212,242	—	—	212,242
10% stock dividend and cash paid for fractional shares	791,887	12,931,515	(12,937,194)	—	(5,679)
Repurchase of common stock	(16,700)	(247,995)	—	—	(247,995)
Cash dividends paid	—	—	(2,031,115)	—	(2,031,115)
Cash dividends declared	—	—	(787,552)	—	(787,552)
Net income and comprehensive income	—	—	9,833,796	(142,251)	9,691,545

BALANCE, December 31, 2003	8,750,582	31,520,099	26,252,366	31,999	57,804,464
Stock options exercised	101,069	725,193	—	—	725,193
Income tax benefit from stock options exercised	—	121,713	—	—	121,713
Repurchase of common stock	(12,500)	(226,229)	—	—	(226,229)
Cash dividends paid	—	—	(2,375,043)	—	(2,375,043)
Cash dividends declared	—	—	(795,524)	—	(795,524)
Net income and comprehensive income	—	—	10,734,690	(112,286)	10,622,404

BALANCE, December 31, 2004	8,839,151	$32,140,776	$33,816,489	$(80,287)	$65,876,978

See accompanying notes.

47 - Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,734,690	$9,833,796	$9,381,105
Adjustments to reconcile net income to net cash from operating activities:
Amortization of premiums and discounts on investment securities	52,682	16,113	65,407
Net loss (gain) on sale or call of investment securities	6,823	(462,249)	(295,822)
Federal Home Loan Bank stock dividend	(69,800)	(144,900)	(157,700)
Loss on sale or write-down of property, equipment, and other real estate owned	(560,650)	118,196	55,395
Depreciation and amortization:
Property, equipment, and other	1,551,223	1,351,158	1,238,839
Mortgage servicing asset	1,621,091	2,000,050	1,028,810
Impairment of mortgage servicing asset	—	858,000	2,781,111
Deferred income tax benefit	(194,493)	(828,758)	(692,556)
Provision for loan losses	2,760,000	2,575,000	1,800,000
Increase (decrease) in cash due to changes in certain assets and liabilities:
Proceeds from the sale of mortgage loans held-for-sale	42,608,162	236,753,057	239,365,825
Production of mortgage loans held-for-sale	(42,332,960)	(230,775,664)	(229,175,623)
Accrued interest receivable	(338,279)	125,710	(409,704)
Mortgage servicing asset	(92,296)	(1,935,108)	(2,227,511)
Other assets	(1,178,026)	(781,711)	(326,919)
Accrued interest payable and other liabilities	(92,050)	537,802	2,865,950

Net cash from operating activities	14,476,117	19,240,492	25,296,607

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	4,500,000	5,670,252	300,000
Proceeds from the maturity of available-for-sale securities	8,100,000	19,030,000	7,300,000
Purchases of available-for-sale securities	(23,508,519)	(23,533,877)	(4,000,000)
Proceeds from the maturity or call of held-to-maturity securities	1,340,143	4,954,467	4,077,273
Purchases of held-to-maturity securities	(4,180,255)	(1,347,865)	(81,579)
Purchases of equity securities	(601,250)	—	—
Net change from the sale (purchases) of restricted equity securities	483,700	—	18,813
Net change in loans made to customers	(114,346,355)	(40,319,910)	(64,947,534)
Investment in low-income housing tax credits	(76,750)	—	(10,000)
Investment in bank-owned life insurance	(2,000,000)	—	—
Proceeds from the sale of property and equipment	1,519,486	—	25,269
Proceeds from the sale of other real estate owned	1,531,330	63,174	876,690
Payments made for purchase of property and equipment	(3,952,582)	(1,042,699)	(1,589,572)

Net cash from investing activities	(131,191,052)	(36,526,458)	(58,030,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	45,977,256	26,498,587	66,596,197
Net change in time certificates	64,608,267	11,235,449	(5,396,585)
Net increase (decrease) in notes payable	12,906,099	(5,151,481)	(8,769,596)
Proceeds from issuance of Trust Preferred Securities	—	—	4,000,000
Dividends paid and cash paid for fractional shares	(3,163,045)	(2,666,573)	(2,593,588)
Proceeds from the exercise of stock options	725,193	782,637	1,008,572
Repurchase of common stock	(226,229)	(247,995)	(4,023,170)

Net cash from financing activities	120,827,541	30,450,624	50,821,830

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,112,606	13,164,658	18,087,797
CASH AND CASH EQUIVALENTS, beginning of year	53,866,193	40,701,535	22,613,738

CASH AND CASH EQUIVALENTS, end of year	$57,978,799	$53,866,193	$40,701,535

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$8,277,852	$6,728,204	$7,784,590

Taxes paid in cash	$6,744,000	$6,027,000	$5,919,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain or loss on available-for-sale securities, net of taxes	$(104,590)	$(122,030)	$(163,538)

Change in fair value of interest-rate swap	$(7,696)	$(20,221)	$—

Cash dividend declared and payable after year-end	$795,524	$787,552	$628,990

Transfers of loans to other real estate owned	$1,536,270	$104,700	$553,100

See accompanying notes.

Columbia Bancorp - 48

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and nature of operations – Columbia Bancorp (“Columbia”) was incorporated on October 3, 1995, and became the holding company of Columbia River Bank (the “Bank”) effective January 1, 1996. The Bank is a state-chartered financial institution authorized to provide banking services in the states of Oregon and Washington. With its administrative headquarters in The Dalles, Oregon, the Bank operates 20 branch facilities; 17 branches are located in Wasco, Hood River, Deschutes, Clackamas, Jefferson, Umatilla, and Yamhill counties in Oregon, and three branches in Benton and Klickitat counties in Washington. The Bank operates a mortgage banking division, the CRB Mortgage Team, which provides services to all banking branches of the Bank. Through arrangements with Primevest Financial Services, Inc., a registered securities broker-dealer, the CRB Financial Services Team offers a wide range of non-Federal Deposit Insurance Corporation insured financial products and services to consumers. Until March 31, 2004, Columbia also recognized Columbia Bancorp Trust I (“Trust”), as a wholly-owned Delaware statutory business trust, for purposes of issuing guaranteed undivided beneficial interests in junior subordinated debentures (Trust Preferred Securities). During December 2002, the Trust issued $4.0 million in Trust Preferred Securities for the purpose of repurchasing shares of common stock and to maintain appropriate regulatory capital. In accordance with Financial Accounting Standards Board’s (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46R”) “Consolidation of Variable Interest Entities,” Columbia was required to deconsolidate the Trust effective March 31, 2004. Substantially all activity of Columbia is conducted through its subsidiary bank. The Bank, along with Columbia, is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

All significant intercompany accounts and transactions between Columbia and its subsidiary have been eliminated in the preparation of the consolidated financial statements.

Management’s estimates and assumptions – Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Significant estimations made by Management primarily involve the calculation of the allowance for loan losses and the valuation of the mortgage servicing asset.

Cash and cash equivalents – Cash and cash equivalents normally include cash on hand, amounts due from banks, and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. As of December 31, 2004 and 2003, the Bank had no reserve requirement to be maintained at the Federal Reserve; however, total clearing balance requirements at December 31, 2004 and 2003 were $400,000.

Investment securities – Columbia is required to specifically identify its investment securities as “held-to-maturity,” “available-for-sale,” or “trading accounts.” Accordingly, Management has determined that all investment securities held at December 31, 2004 and 2003, are either “held-to-maturity” or “available-for-sale” and conform to the following accounting policies:

Securities held-to-maturity – Bonds, notes and debentures for which Columbia has the intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity.

Securities available-for-sale – Available-for-sale securities consist of bonds, notes, debentures and certain equity securities not classified as held-to-maturity securities. Securities are generally classified as available-for-sale if the instrument may be sold in response to such factors as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

49 - Columbia Bancorp

Declines in the fair value of individual held-to-maturity and available-for-sale securities, below their cost, that are other than temporary result in write-downs of the individual securities to their fair value. The related write- downs are included in earnings as realized losses. At each financial statement date, Management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions and interest rate trends. A decline in the market value of any security below cost that is deemed other-than-temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.

Equity securities – Columbia’s equity investments consist of a participation in a mutual fund for the purpose of Community Reinvestment Act (“CRA”) credit and corporate equity securities. These securities are carried at fair value. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method.

Restricted equity securities – Columbia’s equity investments in the Federal Home Loan Bank of Seattle and the Federal Agriculture Mortgage Corporation are classified as restricted equity securities since ownership of these instruments is restricted and there is no active market for them. These investments are carried at cost.

Loans held-for-sale – Mortgage loans held-for-sale are carried at the lower of cost or estimated fair market value. Fair market value is determined on an aggregate loan basis. At December 31, 2004 and 2003, mortgage loans held-for-sale were carried at cost which approximated fair market value.

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

Property and equipment – Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed by straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment, and 31 1/2 years for building premises.

Goodwill – Goodwill represents the excess of cost over the fair value of net assets acquired from the purchase of Valley Community Bancorp in 1998, and was amortized by the straight-line method over a 15-year period until December 31, 2001. Under Statement of Financial Accounting Standards (SFAS) No.

Columbia Bancorp - 50

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

Mortgage servicing asset, net of amortization and valuation allowance – Mortgage servicing rights retained are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of sale. Mortgage servicing rights retained are capitalized and included in the mortgage servicing asset (MSA) at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing revenues. Impairment of the mortgage servicing asset is assessed based on the fair value of those rights. The amount of a valuation allowance recognized is the amount by which the capitalized mortgage servicing asset exceeds the calculated fair value. For 2002 and 2003, fair values were estimated using discounted cash flows of servicing revenues less servicing costs based on current market interest rates, inflation rates, and industry prepayment rates in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” To validate the carrying value of the MSA, the Bank utilizes an independent third party vendor, who uses a combination of near term secondary marketing transactions, discount rates, loan pre-payment rates, estimated loan lives, servicing costs, weighted-average term to maturity rates and other relevant factors.

Investment in a limited partnership – Columbia has a 10% interest in a limited partnership that owns and operates affordable housing projects. Investment in these projects serve as an element of Columbia’s compliance with the Community Reinvestment Act, and Columbia receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. Columbia uses the equity method in accounting for its interest in the partnership’s operating results; tax credits are recorded in the years they become available to reduce income taxes.

Other real estate owned – Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest income and expense. At December 31, 2004 and 2003, the Bank held $100,000 and $41,500, respectively, in other real estate owned.

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

Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses include promotional expenses such as public relations costs and donations, and were $811,067, $536,871, and $500,086 for the years ended December 31, 2004, 2003, and 2002, respectively.

Earnings per share – Basic earnings per share is computed by dividing net income available to shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options computed by the treasury stock method.

Stock options – Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan using the intrinsic value-based method. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had

51 - Columbia Bancorp

compensation cost for Columbia’s 2004, 2003, and 2002 grants under its stock-based compensation plan been determined consistent with the fair value-based method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for December 31, 2004, 2003, and 2002, would approximate the pro forma amounts shown in the following table.

(dollars in thousands except per share data)	2004	2003	2002

Net income, as reported	$10,735	$9,834	$9,381

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(82)	(177)	(811)

	$10,653	$9,657	$8,570

Pro forma net income

Earnings per share(1):
Basic - as reported	$1.22	$1.13	$1.05
Basic - pro forma	1.21	1.11	0.96
Diluted - as reported	1.19	1.09	1.03
Diluted - pro forma	1.18	1.07	0.94

(1)	Amounts for 2002 have been adjusted to reflect the 10% stock dividend, effective May 1, 2003.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2004, 2003, and 2002.

	2004	2003	2002

Dividend yield	1.80%	2.14%	2.14%
Expected life (years)	6-8 years	6 years	6 years
Expected volatility	43.28%	43.71%	45.25%
Risk-free rate	2.90-3.02%	3.02%	2.08%

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Off-balance-sheet financial instruments – In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received. The Bank maintains an allowance for off-balance-sheet items, included in the allowance for loan losses, established through charges to the provision for loan losses. The allowance is an amount that Management believes will be adequate to absorb possible losses associated with off-balance sheet credit risk. The evaluations take into consideration such factors as changes in the nature and volume of the commitments to extend credit undisbursed balance of existing lines of credit and letters of credit.

Columbia monitors these off-balance-sheet items regularly along with its liquidity position to ensure funds are available if these commitments are funded.

Derivative financial instruments – Columbia has adopted SFAS No. 133, “Accounting for Derivatives and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of SFAS No. 133.” All derivative instruments, including certain derivative instruments embedded in other contracts, are recognized in the consolidated balance sheets at fair value. SFAS No. 133 requires that the accounting for gains or losses from changes in the derivative instrument’s fair value is contingent upon whether the derivative instrument qualifies as a hedge under the accounting standard. On the date Columbia enters into a derivative contract, Columbia designates the derivative instrument as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the

Columbia Bancorp - 52

variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) a hedge for trading, customer accommodation, or not qualifying for hedge accounting (free-standing derivative instruments). For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability, or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument to the extent that it is effective are recorded in other comprehensive income, net of tax, within shareholders’ equity and subsequently reclassified to net income in the same period that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income. Columbia formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. Columbia has historically used forward sales contract derivatives as a strategy to mitigate the risk associated with interest rate volatility and currently uses an interest-rate swap to mitigate the variability of interest payments on its junior subordinated debentures. Columbia also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items.

Fair value of financial instruments – The following methods and assumptions were used by Columbia in estimating fair values of financial instruments as disclosed herein:

Held-to-maturity, available-for-sale, equity securities and restricted equity securities – Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices. The carrying values of restricted equity securities approximate fair values.

Loans receivable – For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values, where applicable.

Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable rate money market accounts and savings accounts approximate their fair values at the reporting date. Fair values for fixed rate CDs are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings – The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term debt – The fair value of the Bank’s long-term debt is estimated using a discounted cash flow analysis based on the Bank’s current incremental borrowing rate for similar types of borrowing arrangements.

Off-balance-sheet instruments – The Bank’s off-balance-sheet instruments include unfunded commitments to extend credit and standby and performance letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.

Recently issued accounting standards – In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment.” This statement replaces existing requirements under SFAS No. 123 “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the

53 - Columbia Bancorp

income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective for interim periods beginning after June 15, 2005. At this time, Columbia does not believe the future impact on earnings to be a great extent different than what has historically been reported as the pro forma effect to income in Note 1. The impact to operating and financing cash flows is not considered to be material to the Financial Statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 is to be applied prospectively, effective for loans acquired in years beginning after December 15, 2004. SOP 03-3 requires acquired loans with evidence of credit deterioration to be recorded at fair value and prohibits recording any valuation allowance related to such loans at the time of purchase. This SOP limits the yield that may be accreted on such loans to the excess of the investor’s estimated cash flows over its initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected is not to be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3.

In November 2003, the EITF reached a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, Columbia has adopted the provisions of this consensus as of December 31, 2003 and the result did not have an impact on Columbia’s statement of financial position or results of operations.

In September 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards regarding classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires financial instruments within the scope of this statement to be classified as liabilities. Many of these financial instruments were previously classified as equity. This statement became effective for financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after September 15, 2003. For financial instruments created before the issuance date of this statement and still existing at the beginning of the interim period of adoption, transition was achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value. Application of the provisions of this statement did not have a material impact on Columbia’s consolidated financial statements.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. In December 2003, the FASB made revisions and delayed implementation of certain provisions of FIN 46 by issuing FIN 46R. As a public entity that is not a “Small Business Issuer,” Columbia was required to apply FIN 46R to all unconsolidated variable interest entities no later than March 31, 2004, with the exception of unconsolidated special-purpose entities, which had an implementation deadline of December 31, 2003. Special-purpose entities for this provision are expected to include entities whose activities are primarily related to securitizations or other forms of asset-backed financings or single-lessee leasing arrangements. As a result of adoption of FIN 46R, Columbia no longer consolidates Columbia Bancorp Trust I within its financial statements and recognizes $4.1 million as junior subordinated debentures due to the Trust

Columbia Bancorp - 54

effective March 31, 2004. Management does not anticipate adoption of the Interpretation will have further effects on the financial condition or results of operations of Columbia.

Reclassifications – Certain reclassifications have been made to the 2003 and 2002 consolidated financial statements to conform with the current year presentations.

NOTE 2 INVESTMENT SECURITIES

The amortized cost and estimated fair values of Columbia’s investment securities at December 31, 2004 and 2003 are summarized as follows.

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004:

Available-for-sale securities:
Obligations of U.S. government agencies	$24,045,449	$—	$(146,327)	$23,899,122
Municipal securities	639,617	34,655	—	674,272

	$24,685,066	$34,655	$(146,327)	$24,573,394

Held-to-maturity securities:
Mortgage-backed securities	$5,174,079	$39,089	$(28,664)	$5,184,504
Municipal securities	12,534,465	596,234	(936)	13,129,763
Obligations of U.S. government agencies	80,937	—	—	80,937

	$17,789,481	$635,323	$(29,600)	$18,395,204

Equity securities	$576,524	$29,070	$—	$605,594

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2003:

Available-for-sale securities:
Obligations of U.S. government agencies	$12,980,989	$24,165	$(1,250)	$13,003,904
Municipal securities	739,455	53,537	—	792,992

	$13,720,444	$77,702	$(1,250)	$13,796,896

Held-to-maturity securities:
Mortgage-backed securities	$1,866,412	$62,116	$—	$1,928,528
Municipal securities	13,016,058	818,153	(539)	13,833,672
Obligations of U.S. government agencies	81,258	—	—	81,258

	$14,963,728	$880,269	$(539)	$15,843,458

Equity securities	$75,000	$3,750	$—	$78,750

55 - Columbia Bancorp

The following table presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of U.S. government agencies	$23,898,669	$(146,327)	$—	$—	$23,898,669	$(146,327)
Mortgage-backed securities	4,487,623	(28,664)	—	—	4,487,623	(28,664)
Municipal securities	337,035	(578)	55,054	(358)	392,089	(936)

	$28,723,327	$(175,569)	$55,054	$(358)	$28,778,381	$(175,927)

Columbia uses an outside third party to determine current market values of the securities it holds. These fair market values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security’s fair value can move from a gain or loss position. Columbia had one security in its portfolio at December 31, 2004, that had an unrealized loss for 12 months or longer. Columbia believes that the unrealized loss on this security is due to changes in market rates.

The amortized cost and estimated fair value of investment securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$8,989,354	$8,974,566	$452,513	$468,441
Due after one year through five years	15,695,712	15,598,828	7,066,793	7,132,865
Due after five years through ten years	—	—	9,339,561	9,806,353
Due after ten years	—	—	930,614	987,545

	24,685,066	24,573,394	17,789,481	18,395,204
Equity securities	576,524	605,594	—	—

	$25,261,590	$25,178,988	$17,789,481	$18,395,204

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

As of December 31, 2004 and 2003, investment securities with an amortized cost of $17.06 million and $14.04 million, respectively, have been pledged to secure notes payable at the Federal Home Loan Bank of Seattle and Federal Reserve Bank and public or other deposits, as required by law.

Columbia Bancorp - 56

NOTE 3 RESTRICTED EQUITY SECURITIES

The composition of restricted equity securities is as follows.

	2004	2003

Federal Home Loan Bank of Seattle stock	$2,419,800	$2,833,700
Federal Agriculture Mortgage Corporation stock	9,400	9,400

	$2,429,200	$2,843,100

NOTE 4 LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio consists of the following.

	2004	2003

Commercial	$93,618,385	$86,163,437
Agriculture	79,223,710	64,058,572
Real estate	247,045,236	206,754,240
Real estate – construction	139,414,655	87,426,996
Consumer	14,385,879	18,241,447
Credit card and other loans	7,660,273	6,975,262

	581,348,138	469,619,954
Less allowance for loan losses	(8,184,488)	(6,612,308)
Less unearned loan fees	(1,555,800)	(1,449,881)

Loans, net of allowance for loan losses and unearned loan fees	$571,607,850	$461,557,765

Columbia had a recorded investment in impaired loans of $4.22 million and $3.29 million at December 31, 2004 and 2003, respectively. The Bank’s average investment in impaired loans, measured on the basis of the present value of expected future cash flows discounted at the loans’ effective interest rates, was approximately $4.22 million and $4.02 million during 2004 and 2003, respectively. The total allowance for loan losses related to these loans at December 31, 2004 and 2003 was approximately $785,000 and $1.11 million, respectively. Had the impaired loans performed according to their original terms, additional interest income of $421,609, $589,125 and $215,663 would have been recognized in 2004, 2003 and 2002, respectively. No interest income has been recognized on impaired loans during the period of impairment.

Changes in the allowance for loan losses were as follows.

	2004	2003	2002

BALANCE, beginning of year	$6,612,308	$6,416,691	$5,311,715
Provision for loan losses	2,760,000	2,575,000	1,800,000
Loans charged off	(1,291,479)	(2,533,521)	(886,156)
Loan recoveries	103,659	154,138	191,132

BALANCE, end of year	$8,184,488	$6,612,308	$6,416,691

57 - Columbia Bancorp

NOTE 5 PROPERTY AND EQUIPMENT

The major classifications of property and equipment are summarized as follows.

	2004	2003

Land	$4,365,164	$3,468,310
Construction in progress	346,307	355,759
Buildings and improvements	10,740,303	10,171,670
Furniture and equipment	7,856,658	6,730,885

Total property and equipment	23,308,432	20,726,624
Less accumulated depreciation	(8,085,810)	(6,959,715)

Property and equipment, net of accumulated depreciation	$15,222,622	$13,766,909

For certain bank branch facilities, Columbia leases office space to third parties. Minimum future rental income from noncancellable leases for the next five years beginning in 2005 is approximately $117,000, through 2008, and $81,000 in 2009. Minimum lease rental income for the year 2010 and thereafter is approximately $6,000.

NOTE 6 MORTGAGE SERVICING AND LENDING ACTIVITIES

Mortgages serviced for others, which totaled $333.74 million and $444.65 million at December 31, 2004 and 2003, respectively, are not included in the accompanying consolidated balance sheets. During fourth quarter 2003, Management initiated a strategic shift from originating mortgage loans with servicing retained premiums to one of servicing released premiums. This resulted in less than $100,000 in additional servicing retained premiums being capitalized in 2004, attributable to previously committed construction to permanent loans being completed subsequent to December 31, 2003. The key statistics and assumptions used to determine the value of the MSA at December 31, 2004, segmented by interest rate tranches, were as follows.

				Adjustable
	< = 6.00%	6.01% - 7.00%	> = 7.01%	Rate

Unpaid principal balance	$180,154,069	$99,978,421	$29,272,765	$24,336,707
Number of loans	1,476	959	333	164
Weighted-average term to maturity (months)	251	279	298	334
Estimated loan life (months)	78	54	35	23
Servicing cost of each loan per month, net of ancillary income	$25	$25	$25	$40
Discount rate (average)	10.02%	10.08%	10.27%	11.49%

Columbia Bancorp - 58

Changes in the balance of the MSA were as follows.

	2004	2003	2002

MSA balance, beginning of year	$3,691,449	$4,614,391	$6,196,801
Additions for capitalized servicing right premiums	92,296	1,935,108	2,227,511
Amortization of MSA	(1,621,091)	(2,000,050)	(1,028,810)
Valuation allowance adjustments	—	(858,000)	(2,781,111)

	$2,162,654	$3,691,449	$4,614,391

The valuation allowance provides for adjustments to the cost basis of the total mortgage servicing asset to estimated fair value. The fair value adjustment is recorded as an adjustment to the CRB Mortgage Team’s net revenues when recognized. CRB Mortgage Team net revenues consisted of the following.

	2004	2003	2002

Mortgage loan origination and processing fee income	$927,545	$2,337,879	$2,513,005
Loan servicing fees	995,357	1,193,393	1,163,815
Net mortgage servicing expense	(1,528,796)	(924,092)	(1,582,410)
Gain (loss) on loan sales	195,516	(288,909)	1,353,772
Servicing release premium	531,924	253,607	461,982
Hedge expense	—	(140,206)	(1,720,539)
Other	—	—	3,689

Mortgage Team net revenues	$1,121,546	$2,431,672	$2,193,314

NOTE 7 TIME CERTIFICATES

Time certificates of deposit of $100,000 and over, aggregated $104.11 million and $38.33 million at December 31, 2004 and 2003, respectively. Brokered time certificates, which are time certificates purchased by a broker in large blocks, had an aggregate carrying value of $46.65 million and $26.17 million at December 31, 2004 and 2003, respectively. New in 2004, wholesale certificates of deposit, which are similar to brokered certificates of deposit through which Columbia posts rates on a certificates of deposit proprietary network that solicits deposits from other financial institutions, had an aggregate carrying value of $18.92 million at December 31, 2004.

At December 31, 2004, the scheduled maturities for all time certificates are as follows.

Years ending December 31,	2005	$109,512,384
	2006	30,277,458
	2007	19,449,536
	2008	6,346,252
	2009	17,849,031
	Thereafter	3,921,430

		$187,356,091

59 - Columbia Bancorp

NOTE 8 LINES OF CREDIT AND BORROWED FUNDS

The Bank has federal funds line of credit agreements with five financial institutions and the Federal Reserve Bank of San Francisco. Maximum aggregate borrowings available under these lines totaled $31.40 million, with available line of credit funds reduced by other borrowings. These lines support short-term liquidity and cannot be used for more than 1 to 15 consecutive business days, depending on the lending institution. At December 31, 2004 and 2003, there were no borrowings outstanding under these agreements.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. As of December 31, 2004 and 2003, the Bank had total borrowings outstanding with the FHLB of $34.04 million and $21.13 million, respectively. Interest rates on notes outstanding range from 2.09% to 6.08%. The Bank had $43.54 million available for additional borrowings at December 31, 2004. Maximum borrowings available from the FHLB for notes payable, lines of credit and the Cash Management Advance agreement totaled $74.94 million at December 31, 2004.

The Bank had outstanding notes from the FHLB at December 31, 2004 and 2003, as follows.

December 31, 2004			December 31, 2003
		Weighted-			Weighted-
	Maturity	Average		Maturity	Average
Amount	Year	Interest Rate	Amount	Year	Interest Rate

$ 6,750,000	2005	2.84%	$5,921,147	2004	2.22%
3,000,000	2006	3.12%	3,750,000	2005	3.17%
11,500,000	2007	3.91%	3,000,000	2006	2.70%
9,509,958	2008	3.30%	6,500,000	2007	4.78%
2,551,613	2009	2.81%	1,180,334	2008	3.63%
728,023	2013	5.47%	781,984	2013	5.47%

$ 34,039,594		3.41%	$21,133,465		3.44%

The Bank also participates in the U.S. Treasury Department’s Treasury Investment Program, which facilitates the acceptance and processing of federal tax deposits. Under this program, the Bank is authorized to accumulate daily tax payments up to authorized limits, and deploy the funds in short-term investments. In exchange, the Bank is required to issue a fully collateralized demand note to the U.S. Treasury and pay interest at the federal funds rate minus 25 basis points. As of December 31, 2004 and 2003, the Bank had $849,970 and $850,000, respectively, outstanding under this program.

NOTE 9 JUNIOR SUBORDINATED DEBENTURES

In December 2002, Columbia formed a wholly-owned Delaware statutory business trust subsidiary, Columbia Bancorp Trust I (the “Trust”), which issued $4.00 million of guaranteed undivided beneficial interests in Columbia’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualify as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust are owned by Columbia. The proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $4.12 million of junior subordinated debentures of Columbia. The debentures which represent the sole asset of the Trust accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.3% per annum of the stated liquidation value of $1,000 per capital security. Columbia has entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2033, or upon earlier redemption as provided in the indenture. Columbia has the right to redeem the debentures purchased by the Trust in whole or in

Columbia Bancorp - 60

part, on or after January 7, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest. For the years ended December 31, 2004 and 2003, Columbia paid interest expense related to the Trust Preferred Securities of $194,567 and $187,162, respectively.

In March 2004, Columbia deconsolidated the Trust, in accordance with FASB FIN 46R “Consolidation of Variable Interest Entities.” As a result, the junior subordinated debentures issued by Columbia to the issuer trusts, totaling $4.12 million, are reflected on Columbia’s consolidated balance sheet at December 31, 2004, under the caption “Junior Subordinated Debentures”. Columbia also recognized its $124,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2004.

NOTE 10 INTEREST-RATE SWAP

During January 2003, in connection with the issuance of $4.00 million of floating-rate Trust Preferred Securities described in Note 9, Columbia entered into an interest-rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, Columbia will pay 3.27% on a notional amount of $4.00 million and receive credit for the 90-day LIBOR rate on the same amount. The effect of this transaction was the conversion of the $4.00 million trust preferred issuance from a floating rate at 90-day LIBOR plus 330 basis points to a fixed rate of 6.57% for five years, the point at which Columbia has the option to call the Trust Preferred Securities. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. For the periods ended December 31, 2004 and 2003, the hedge has been highly effective in achieving offsetting cash flows attributable to the hedged risk.

NOTE 11 INCOME TAXES

The provision for income taxes consists of the following.

	2004	2003	2002
Current tax expense:
Federal	$6,467,478	$5,077,462	$4,989,761
State	1,080,338	1,015,005	926,292

	7,547,816	6,092,467	5,916,053

Deferred tax (benefit) expense:
Federal	(1,182,981)	(479,137)	(613,200)
State	(139,174)	(49,021)	(79,356)

	(1,322,155)	(528,158)	(692,556)

Provision for income taxes	$6,225,661	$5,564,309	$5,223,497

61 - Columbia Bancorp

The components of the deferred income tax benefit consist of the following.

	2004	2003	2002
Mortgage servicing rights	$(580,943)	$(350,718)	$(601,316)
Loan loss provision not deductible for tax	(664,872)	(141,778)	(371,906)
Difference between book and tax depreciation methods	(578)	(117,890)	217,179
Deferred compensation	(128,991)	(53,472)	(22,933)
Difference between book and tax recognition of Federal Home Loan Bank stock dividends	26,615	54,957	60,031
Cash surrender value greater than investment in life insurance policies	(156,770)	55,186	101,584
Other differences	183,384	25,557	(75,195)

Deferred income tax benefit	$(1,322,155)	$(528,158)	$(692,556)

The net deferred tax asset consists of the following.

	2004	2003
Deferred tax assets:
Allowance for loan losses	$3,020,179	$2,355,307
Purchased state tax credits	315,121	300,600
Deferred compensation	327,192	198,201
Unrealized losses on investment securities	31,000	—
Other	—	49,638

	3,693,492	2,903,746

Deferred tax liabilities:
Mortgage servicing rights	(821,808)	(1,402,751)
Accumulated depreciation	(959,269)	(959,847)
Cash surrender value greater than life insurance policies	—	(156,770)
Federal Home Loan Bank stock dividends	(348,126)	(321,511)
Unrealized gains on investment securities	—	(12,000)
Other	(133,746)	—

	(2,262,949)	(2,852,879)

Net deferred tax asset	$1,430,543	$50,867

Management believes, based upon Columbia’s historical performance that the deferred tax assets will be realized in the normal course of operations and, accordingly, Management has not reduced deferred tax assets by a valuation allowance.

The tax provision differs from the federal statutory rate due principally to the effect of tax exemptions for interest received on municipal investments.

Columbia Bancorp - 62

A reconciliation between the federal tax rate and the effective tax rate is as follows.

	2004	2003	2002
Federal income taxes at statutory rate	$5,766,520	$5,234,876	$4,965,565
State income tax expense, net of federal income tax benefit	713,023	534,522	549,190
Effect of nontaxable interest income	(200,083)	(236,035)	(257,239)
Increase in cash surrender value of life insurance policies	(23,796)	—	—
Other	(30,002)	30,946	(34,019)

	$6,225,661	$5,564,309	$5,223,497

	37%	36%	36%

NOTE 12 EARNINGS PER SHARE

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

The following table illustrates the computations of basic and diluted earnings per share for the years ended December 31, 2004, 2003, and 2002.

	2004	2003	2002
Basic earnings per share:
Income available to common shareholders	$10,734,690	$9,833,796	$9,381,105

Weighted-average common shares outstanding	8,795,148	8,716,572	8,900,643

Basic earnings per share	$1.22	$1.13	$1.05

Diluted earnings per share:
Income available to common shareholders	$10,734,690	$9,833,796	$9,381,105

Weighted-average common shares outstanding	8,795,148	8,716,572	8,900,643

Net effect of dilutive stock options - based on the treasury stock method using average market price	247,338	277,899	232,094

Weighted-average common shares outstanding and common stock equivalents	9,042,486	8,994,471	9,132,737

Diluted earnings per share	$1.19	$1.09	$1.03

63 - Columbia Bancorp

Outstanding common stock options excluded from diluted earnings per share, because their impact on the calculation would have been antidilutive, totaled 54,000, 20,000 and 160,000 at December 31, 2004, 2003, and 2002, respectively.

NOTE 13 STOCK OPTION PLAN

Columbia maintains a stock incentive plan originally adopted by the Bank in 1993 prior to Columbia’s formation. The plan, most recently amended in January 2002 by the board of directors and ratified by the shareholders in April 2002, allows for the granting of both incentive and nonstatutory stock options. The option price for incentive stock options cannot be less than 100% of the fair market value of the shares on the date of grant. The stock options expire ten years from the date of grant. The option price, number of shares granted recipients, and duration for the plan stock options are determined and approved by the Board of Directors.

The following summarizes options available and outstanding under this plan, retroactively adjusted for stock dividends and splits.

				Weighted-	Weighted-
			Non-	Average	Average
	Total	Incentive	statutory	Exercise	Fair
	Options	Options	Options	Price	Value
Options under grant — December 31, 2001	698,203	578,841	119,362	$6.43

Options granted in 2002:
Incentive stock options	168,677	168,677	—	$13.45	$4.97
Nonstatutory stock options	15,400	—	15,400	$10.65	$4.08
Options exercised in 2002:
Incentive stock options	(137,093)	(137,093)	—	$5.79
Nonstatutory stock options	(32,003)	—	(32,003)	$6.71
Options expired or forfeited in 2002	(5,940)	(5,940)	—	$6.53

Options under grant — December 31, 2002	707,244	604,485	102,759	$8.21

Options granted in 2003:
Incentive stock options	30,432	30,432	—	$13.64	$5.05
Nonstatutory stock options	26,167	—	26,167	$16.19	$6.02
Options exercised in 2003:
Incentive stock options	(98,082)	(98,082)	—	$6.37
Nonstatutory stock options	(20,894)	—	(20,894)	$7.56
Options expired or forfeited in 2003	(5,990)	(5,990)	—	$12.91

Options under grant — December 31, 2003	638,877	530,845	108,032	$9.06

Options granted in 2004:
Incentive stock options	34,000	34,000	—	$17.50	$6.66
Options exercised in 2004:
Incentive stock options	(96,863)	(96,863)	—	$7.15
Nonstatutory stock options	(4,206)	—	(4,206)	$5.01
Options expired or forfeited in 2004	(221)	(221)	—	$13.55

Options under grant — December 31, 2004	571,587	467,761	103,826	$9.89

Options reserved — December 31, 2004	316,831

Columbia Bancorp - 64

The following table summarizes information regarding stock options outstanding at December 31, 2004, under Columbia’s stock option plan.

Incentive Stock Options				Nonstatutory Stock Options
		Number	Average		Number	Average
	Number	of Options	Remaining		of Options	Remaining
Exercise	of Options	Outstanding	Contractual Life	Exercise	Outstanding	Contractual Life
Price	Outstanding	and Exercisable	(in years)	Price	and Exercisable	(in years)
$ 3.04	5,595	5,595	0.5	$3.04	12,375	0.5
$ 5.08	33,809	33,809	2.6	$5.08	13,202	2.6
$10.45	2,200	2,200	3.3	$6.25	3,080	5.0
$ 7.27	1,100	1,100	4.4	$6.59	4,620	6.1
$ 7.05	2,200	2,200	4.4	$8.96	37,642	7.0
$ 6.25	50,423	50,423	5.0	$10.65	9,240	9.6
$ 6.59	84,541	84,541	6.1	$13.64	3,667	8.0
$ 7.50	500	500	6.5	$16.61	20,000	8.9
$ 8.96	97,962	97,962	7.0
$10.09	1,845	1,845	7.2
$10.36	2,200	2,200	7.3
$13.55	122,054	122,054	8.0
$13.64	27,132	27,132	8.0
$13.77	2,200	2,200	8.2
$17.44	30,000	12,000	9.0
$17.94	2,000	2,000	9.0
$18.00	2,000	2,000	9.2

	467,761	449,761			103,826

Under the 2002 amended stock option plan, an aggregate of no more than 888,418 of the issued and outstanding shares of Columbia’s common stock is available for award or grant as of December 31, 2004.

Subsequent to year end 2004, Columbia granted 48,575 options to employees as of January 31, 2005 with an exercise of price $18.08.

NOTE 14 EMPLOYEE BENEFIT PLANS AND AGREEMENTS

Columbia has established an employee stock ownership plan (“ESOP”) for the benefit of its employees. The ESOP allows participation by all employees over the age of 20 who have also met minimum service requirements. Contributions to the ESOP are at the discretion of the Board of Directors and are used to purchase shares of Columbia’s common stock. Employees are not permitted to contribute individually to the ESOP but vest in their proportionate share of the ESOP plan over a period of six years. The allocated shares in the ESOP are considered outstanding for purposes of calculating earnings per share. For the year ending December 31, 2004, Columbia contributed $120,000 to the ESOP and $100,000 for the years ending December 31, 2003, and 2002.

The ESOP’s assets as of December 31 were as follows.

	2004	2003
Allocated shares, retroactively adjusted for stock dividends and splits	331,089	344,217

Cash on hand	$25,695	$23,090

65- Columbia Bancorp

Columbia has also adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Essentially, all employees over the age of 18 are eligible to participate in the plan. Employees may elect to defer and contribute up to the statutory limits. Their contributions and those of Columbia, which are limited to 100% of employee contributions up to 4% of total participant compensation, are invested by plan trustees in employee-designated funds. For the years ending December 31, 2004, 2003, and 2002, Columbia contributed approximately $436,000, $451,000 and $456,000, respectively, to the plan.

Columbia has established an employee incentive compensation program which provides eligible participants additional compensation based upon the achievement of certain Bank goals. For the years ending December 31, 2004, 2003 and 2002, additional compensation of approximately $1.36 million, $1.37 million and $2.23 million, respectively, was paid to eligible employees pursuant to this program.

Columbia entered into both employment and retirement agreements, beginning in 1996 and later amended, with its former chief executive officer. The employment agreement provided for the former chief executive officer’s salary and customary benefits until the agreement terminated upon his retirement in May 2001. The retirement agreement also provides annual post-retirement compensation for a seven-year period after the former chief executive officer’s retirement. Columbia’s obligation under the agreement was partially funded with a $120,000 interest-earning investment and is being paid in annual installments of $48,000 plus interest earned on the $120,000 of invested funds. At December 31, 2004, Columbia had a liability recorded of $155,766 as its obligation for past services pursuant to the retirement agreement.

During 2001, Columbia purchased bank-owned life insurance (“BOLI”) to support life insurance, salary continuation, and deferred compensation benefits for certain key employees. As of December 31, 2004 and 2003, Columbia recognized a salary continuation liability of $402,686 and $226,405, respectively, and an elective deferred compensation liability of $135,225 and $87,842, respectively, pursuant to these benefit plans. Payments under the salary continuation component commence when the respective key employee reaches the age of 62 and the economic value of the insurance coverage allocated to the employee’s estate is then reported as taxable income to that employee. As of December 31, 2004 and 2003, the cash surrender value of the BOLI was $5.76 million and $3.54 million, respectively.

During 2002, Columbia entered into an employment agreement for a phantom stock grant with its chief executive officer (“CEO”). The CEO received 15,764 units at a price of $8.96, retroactively adjusted for stock dividends and splits, and exercisable per the plan agreement after December 31, 2002. Upon exercise of the grant, the CEO will receive a cash payment equal to the difference between the unit grant price and the common stock market price for each unit on the date of exercise. As of December 31, 2004, no units have been exercised. Columbia has recognized a liability for the phantom stock grant in the amount of $167,355 and $130,626 as of December 31, 2004 and 2003, respectively.

NOTE 15 TRANSACTIONS WITH RELATED PARTIES

Certain directors, executive officers, and principal shareholders are customers of and have had banking transactions with the Bank, and the Bank expects to have such transactions in the future. All loans and commitments to lend included in such transactions were made in compliance with applicable laws on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features. The amount of loans outstanding to directors, executive officers, principal shareholders and companies with whom they are associated was as follows.

	2004	2003
BALANCE, beginning of year	$10,352,164	$11,082,369
Loans made	6,911,685	1,112,282
Loans repaid	(3,888,114)	(1,842,487)

BALANCE, end of year	$13,375,735	$10,352,164

At December 31, 2004, directors, executive officers, principal shareholders and companies with which they are associated had approximately $3.55 million on deposit at the Bank.

Columbia Bancorp - 66

NOTE 16 CONCENTRATIONS OF CREDIT RISK

All of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market areas. The majority of such customers are also depositors of the Bank. Investments in state and municipal securities are not significantly concentrated within any one region of the United States. The concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2004. The Bank’s loan policies do not allow the extension of credit to any single borrower or group of related borrowers in excess of $1.00 million without approval from either the Board Loan Committee, President, Chief Credit Officer or Chief Administrative Officer.

NOTE 17 FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

	Contract Amounts
	December 31,
	2004	2003
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$168,812,079	$162,232,037
Undisbursed credit card lines of credit	18,437,055	17,332,801
Commercial and standby letters of credit	2,226,916	2,466,414

	$189,476,050	$182,031,252

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank upon an extension of credit, is based on Management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment and income-producing properties.

Written letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as involved in extending loan facilities to customers. The Bank holds cash, marketable securities or real estate as collateral supporting those commitments for which collateral is deemed necessary.

An allowance for off-balance-sheet loan commitments, undisbursed lines of credit and letters of credit has been established in the amount of approximately $443,000 at December 31, 2004.

67 - Columbia Bancorp

NOTE 18 RISK MANAGEMENT ACTIVITIES

During the fourth quarter of 2003, the Bank discontinued its practice of entering into derivative financial instruments to mitigate the risk that a change in interest rates might result in a decline in the value of the CRB Mortgage Team’s committed loan pipeline and adversely impact revenues. The CRB Mortgage Team has continued to generate mortgage loans for sale; however, loans produced are sold on a “best efforts” basis to investors. The overall consideration received for “best efforts” sales generally results in less revenue on a per loan basis. The execution of “best efforts” sales results in a loan commitment to an investor 30 to 60 days prior to funding. Under “best efforts,” interest rate risk is shifted away from the Bank and onto the investor who assumes the risk of interest rate changes from the commitment date.

Prior to the recent change, the Bank’s policy required the use of hedging through forward contracts for the sale of mortgage-backed securities or through purchase/sale option contracts, designated as fair value hedges, when the pipeline of committed fixed rate conforming loans aggregated certain dollar thresholds. The hedge transactions were entered into to protect the Bank’s mortgage loan pipeline from interest rate risks that might arise from suddenly increasing or falling rates during the loan origination period through delivery to third-party purchases. To mitigate this risk, the Bank anticipated potential interest rate changes and factors that influenced pipeline fallout, which represented the percentage of loans that were not expected to close, in calculating the amount of derivative instruments to execute.

There were no forward sales or option contracts outstanding as of December 31, 2004 and 2003. As of December 31, 2002, forward sales and option contracts to sell mortgage-backed securities were $27.00 million with maturities of up to two months. Derivative instruments as of December 31, 2002, had an unrealized loss of $322,248 recognized in the consolidated statements of income and comprehensive income. The mortgage-backed securities that were to be delivered under these contracts were fixed rate and generally corresponded with the composition of the Bank’s committed loan pipeline. Changes in the fair value of the mortgage loan commitments and forward sales contracts have been recognized in “Mortgage Team net revenues” in the consolidated statements of income and comprehensive income.

In a falling interest rate environment, the Bank expected to recognize a loss on the derivative instrument and a gain on the sale of funded loans from the committed loan pipeline. The “effectiveness” of the Bank’s hedging activities was measured by assessing the net losses and gains on derivative instruments realized, unrealized premiums and discounts on loan sales and yield spread premium payments on mortgage loans sold.

For the periods ended December 31, 2003 and 2002, there were aggregated hedge ineffectiveness losses of $429,115 and $366,767, respectively. Hedge ineffectiveness resulted from the Bank’s decision to subsidize loan pricing in order to increase its mortgage servicing asset volume. Revenues from servicing rights premiums were not considered in the measure of effectiveness. The ineffectiveness from hedging activities, along with the servicing retained premiums, servicing release premiums, servicing income and other servicing expenses, are included in “Mortgage Team net revenues” in the consolidated statements of income and comprehensive income.

As of December 31, 2004 and 2003, the Bank had short-term rate and point commitments amounting to $3.42 million and $3.80 million, respectively, to fund fixed rate mortgage loan applications in process. Substantially all of these commitments are for periods of 60 days or less. After funding and sale of the mortgage loans, the Bank’s exposure to credit loss in the event of nonperformance by the mortgagor is limited. Prior to sale of the loan, the Bank has potential exposure to credit loss in the event of nonperformance by the counterparty. The Bank manages this credit risk by selecting only well established, financially strong counterparties.

Columbia Bancorp - 68

NOTE 19 COMMITMENTS AND CONTINGENCIES

Operating lease commitments - As of December 31, 2004, Columbia leased certain properties. Future minimum lease commitments are as follows.

Years ending December 31, 2005	$686,000
2006	714,000
2007	792,000
2008	792,000
2009	792,000
Thereafter	5,476,000

$9,252,000

Rental expense for all operating leases was $530,858, $328,721 and $261,972 for the years ended December 31, 2004, 2003 and 2002, respectively.

Legal contingencies - Columbia may become a defendant in certain claims and legal actions arising in the ordinary course of business. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from Columbia’s assessment of each matter. There can also be no assurance that all matters that may be brought against Columbia are known to them at any point in time. In the opinion of Management, after consultation with legal counsel regarding outstanding legal matters that could possibly result in a financial loss, there are no matters presently known to Columbia that are expected to have a material adverse effect on the consolidated financial condition of Columbia.

69 - Columbia Bancorp

NOTE 20 PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information for Columbia Bancorp (unconsolidated parent company only) is as follows.

	December 31,
	2004	2003
ASSETS
Cash	$620,598	$1,018,312
Investment security held-to-maturity	80,937	81,258
Corporate equity securities	101,250	78,750
Investment in subsidiary Bank	68,542,717	60,341,388
Deferred tax asset	471,683	333,855
Other assets	1,527,721	1,265,050

TOTAL ASSETS	$71,344,906	$63,118,613

LIABILITIES
Junior Subordinated Debentures	$4,124,000	$4,124,000
Interest-rate swap liability	44,033	20,221
Dividend payable	795,524	787,552
Deferred compensation plan liability	206,163	181,686
Employee benefit withholding	113,865	135,530
Interest and other payables	184,343	65,160

Total liabilities	5,467,928	5,314,149

SHAREHOLDERS’ EQUITY
Common stock	32,140,776	31,520,099
Retained earnings	33,816,489	26,252,366
Accumulated comprehensive income, net of tax	(80,287)	31,999

Total shareholders’ equity	65,876,978	57,804,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$71,344,906	$63,118,613

Columbia Bancorp - 70

	Years Ended December 31,
	2004	2003	2002
REVENUES
Equity in undistributed earnings of subsidiary	$8,319,064	$7,213,593	$7,208,039
Dividends	3,300,000	2,909,603	2,500,000
Other	6,580	449,502	314,403
EXPENSES
Administrative and other expenses	(890,954)	(738,902)	(641,337)

Net income	$10,734,690	$9,833,796	$9,381,105

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,734,690	$9,833,796	$9,381,105
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(8,319,064)	(7,213,593)	(7,208,039)
Gain on sale of corporate equity securities	—	(457,265)	(294,133)
Loss on sale or write-down of land	5,429	23,067	—
Changes in other assets and liabilities	(221,979)	(394,822)	(156,406)

Net cash from operating activities	2,199,076	1,791,183	1,722,527

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Columbia Bancorp Trust I	—	—	(124,000)
Purchase of corporate equity securities	—	(75,000)	—
Proceeds from sale of corporate equity securities	—	570,252	481,146
Purchase of held-to-maturity security	—	—	(81,579)
Proceeds from sale of property and equipment	102,381	—	—
Payments made for purchase of property and equipment	(35,540)	—	—

Net cash from investing activities	66,841	495,252	275,567

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid and cash paid for fractional shares	(3,162,595)	(2,666,573)	(2,593,588)
Repurchase of common stock	(226,229)	(247,995)	(4,023,170)
Proceeds from issuance of Junior Subordinated Deferrable Interest Debentures	—	—	4,124,000
Proceeds from the exercise of stock options	725,193	782,637	1,008,572

Net cash from financing activities	(2,663,631)	(2,131,931)	(1,484,186)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(397,714)	154,504	513,908
CASH AND CASH EQUIVALENTS, beginning of year	1,018,312	863,808	349,900

CASH AND CASH EQUIVALENTS, end of year	$620,598	$1,018,312	$863,808

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss or gain on available-for-sale, net of tax	$(104,590)	$(122,030)	$(163,538)

Change in fair value of interest-rate swap	$(7,696)	$(20,221)	$—

Cash dividend payable	$795,524	$787,552	$628,990

71- Columbia Bancorp

NOTE 21 REGULATORY MATTERS

Columbia and the Bank are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on a bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Columbia and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2004, that Columbia and the Bank meet all capital adequacy requirements to which they are subject.

As of the most recent notifications from its regulatory agencies, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since that notification that Management believes may have changed the institutions’ category.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
As of December 31, 2004	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Columbia Bancorp	$70,270	11.1%	$50,885	≥8%	N/A	N/A
Columbia River Bank	$68,935	10.9%	$50,723	≥8%	$63,404	≥10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$62,341	9.8%	$25,442	≥4%	N/A	N/A
Columbia River Bank	$61,006	9.6%	$25,362	≥4%	$38,042	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$62,341	8.7%	$28,537	≥4%	N/A	N/A
Columbia River Bank	$61,006	8.6%	$28,507	≥4%	$35,634	≥5%

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
As of December 31, 2003	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Columbia Bancorp	$60,431	11.7%	$41,285	≥8%	N/A	N/A
Columbia River Bank	$58,968	11.5%	$41,164	≥8%	$51,455	≥10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$53,977	10.5%	$20,649	≥4%	N/A	N/A
Columbia River Bank	$52,534	10.2%	$20,581	≥4%	$30,872	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$53,997	9.2%	$23,501	≥4%	N/A	N/A
Columbia River Bank	$52,534	9.0%	$23,453	≥4%	$29,316	≥5%

Columbia Bancorp - 72

NOTE 22 FAIR VALUES OF FINANCIAL INSTRUMENTS

The following table estimates fair values and the related carrying values of Columbia’s financial instruments.

	2004		2003
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$25,527	$25,527	$33,810	$33,810
Interest-bearing deposits with banks	$12,166	$12,166	$5,101	$5,101
Federal funds sold	$20,286	$20,286	$14,956	$14,956
Investment securities available-for-sale	$24,573	$24,573	$13,876	$13,876
Investment securities held-to-maturity	$17,789	$18,395	$14,964	$15,843
Equity securities	$606	$606	$79	$79
Restricted equity securities	$2,429	$2,429	$2,843	$2,843
Loans held-for-sale	$2,517	$2,517	$2,792	$2,792
Loans, net of allowance for loan losses and unearned loan fees	$571,608	$569,270	$461,558	$465,772
Mortgage servicing asset	$2,163	$2,163	$3,691	$3,691

Financial liabilities:
Demand and savings deposits	$419,587	$419,587	$373,610	$373,610
Time certificates	$187,356	$189,130	$122,748	$126,048
Notes payable	$34,890	$34,952	$21,983	$22,345
Junior Subordinated Deferrable Interest Debentures	$4,124	$4,124	$4,000	$4,000

While estimates of fair value are based on Management’s judgment of the most appropriate factors, there is no assurance that were Columbia to dispose of such items at December 31, 2004 and 2003, the estimated fair values would necessarily be achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2004 and 2003 should not necessarily be relied upon at subsequent dates.

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

NOTE 23 SEGMENT INFORMATION

Columbia operates two primary segments, the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, Columbia River Bank, which operates 20 branch facilities in Oregon and Washington. The Bank offers loan, investment, and deposit products to its customers who range from individuals to medium-size agricultural and commercial companies. The mortgage banking segment consists of the CRB Mortgage Team, with administrative offices in Bend, Oregon, and an additional eight offices in Oregon. The CRB Mortgage Team offers a full range of mortgage lending services and products to its clients.

In 2002, Management evaluated the internal controls and accounting processes of the CRB Mortgage Team. As a result of this evaluation, certain activities were reclassified for internal financial statement

73- Columbia Bancorp

purposes, thus affecting account level detail of the internal segment reporting process. Due to the overall volume and nature of transactions that impact secondary marketing activities, Management determined it to be impracticable and of minimal benefit to restate prior periods for these account reclassification changes. The overall performance of the Bank and the overall composition of the reportable segments remain unchanged as a result of these internal segment reporting process changes.

Financial information that Columbia uses to evaluate the reportable segments and the reconciliation to Columbia’s consolidated results are summarized as follows.

	Community	Mortgage
December 31, 2004	Banking	Banking	Consolidated
(in thousands)
Net interest income before provision for loan losses	$35,205	$175	$35,380
Noninterest income	$5,656	$2,656	$8,312
Amortization of the mortgage servicing asset	$—	$1,621	$1,621
Salaries and benefits	$11,878	$1,525	$13,403
Occupancy expense, excluding depreciation	$1,093	$77	$1,170
Depreciation	$1,415	$69	$1,484
Income (loss) before provision for income taxes	$17,852	$(891)	$16,961
Goodwill	$7,389	$—	$7,389
Total assets	$708,826	$6,547	$715,373

December 31, 2003
(in thousands)
Net interest income before provision for loan losses	$30,998	$401	$31,399
Noninterest income	$3,808	$5,116	$8,924
Amortization of the mortgage servicing asset	$—	$2,000	$2,000
Impairment of mortgage servicing rights	$—	$858	$858
Salaries and benefits	$10,812	$2,244	$13,056
Occupancy expense, excluding depreciation	$749	$157	$906
Depreciation	$1,260	$91	$1,341
Income (loss) before provision for income taxes	$15,737	$(339)	$15,398
Goodwill	$7,389	$—	$7,389
Total assets	$575,463	$8,673	$584,136

December 31, 2002
(in thousands)
Net interest income before provision for loan losses	$29,417	$417	$29,834
Noninterest income	$2,780	$5,771	$8,551
Amortization of the mortgage servicing asset	$—	$1,029	$1,029
Impairment of mortgage servicing rights	$—	$2,781	$2,781
Salaries and benefits	$10,310	$2,750	$13,060
Occupancy expense, excluding depreciation	$668	$151	$819
Depreciation	$1,141	$98	$1,239
Income (loss) before provision for income taxes	$15,883	$(1,278)	$14,605
Goodwill	$7,389	$—	$7,389
Total assets	$526,202	$18,124	$544,326

The mortgage banking segment receives an intercompany cost-of-funds allocation, based on the average outstanding balance of the mortgage banking loans. This allocation is eliminated in consolidation; however, it appears as interest income for the community banking segment and interest expense in the mortgage banking segment in the tables above. For the years ended December 31, 2004, 2003, and 2002, the allocation was approximately $171,000, $332,000 and $950,000, respectively.

Columbia Bancorp - 74

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Columbia’s principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation Columbia’s principal executive and financial officers each concluded that the disclosure controls and procedures were effective as of the end of the fiscal year covered by this report. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of Management’s plans, products or procedures will succeed in achieving their intended goals under future conditions. In addition, no change in Columbia’s internal control over financial reporting occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting; including any corrective actions with regard to significant deficiencies or material weaknesses.

Management’s Report on the Internal Control Over Financial Reporting

Management of Columbia is responsible for establishing, maintaining and testing internal controls over accurate financial reporting. Columbia’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of such financial reporting, including the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP).

These internal controls over financial reporting include policies, procedures and processes that:

•	Address the maintenance of reasonably detailed records and data that accurately and fairly reflect the transactions and dispositions of Columbia’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to allow the preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made with proper authorizations of Columbia’s management and directors; and

•	Provide reasonable assurance regarding the timely prevention or detection of unauthorized transactions, acquisitions, expenditures or the use or disposition of Columbia’s assets that could have a material effect on the consolidated financial statements.

Any internal control system will have inherent limitations and may not prevent or detect misstatements. The future evaluation of the effectiveness of such controls is subject to the risk that controls may become inadequate due to changes in conditions, or that the level of compliance with policies and procedures may deteriorate over time.

Management assessed the effectiveness of Columbia’s internal controls over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control-Integrated Framework. Based on our assessment and those criteria, management believes that Columbia maintained effective internal control over financial reporting as of December 31, 2004.

In addition, Columbia’s independent registered public accounting firm has audited and issued their report on Management’s assessment of Columbia’s internal control over financial reporting, which appears below.

75- Columbia Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Columbia Bancorp

We have audited the management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Columbia Bancorp (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Columbia Bancorp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

In our opinion, management’s assessment that Columbia Bancorp maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, Columbia Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Columbia Bancorp as of December 31, 2004, and the related statements of income, stockholders’ equity, and cash flows for the year then ended and our report dated January 20, 2005, expressed an unqualified opinion on these financial statements.

Portland, Oregon
March 14, 2005

Columbia Bancorp - 76

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of Columbia is set forth under “Election of Directors” in Columbia’s Notice of Annual Meeting of Shareowners and Proxy Statement to be filed within 120 days after Columbia’s year end of December 31, 2004 (the “Proxy Statement”), which information is incorporated herein by reference.

The names of the directors of Columbia and their employer and principal occupation as of the date hereof are set forth below.

Directors:

Donald T. Mitchell, Chairman, Lumber Broker, Retired
Robert L.R. Bailey, Orchard View Farms, Owner
Charles F. Beardsley, Hershner & Bell Real Estate & Insurance, Owner
Richard E. Betz, Royal Columbia Farms, Inc, Bud-Rich Potato, Inc, Owner
William A. Booth, Booth & Kelly Real Estate & Insurance, Owner
Lori R. Boyd, Boyd & Boyd, LLP, Owner
Dennis L. Carver, Goldendale Chiropractic Clinic, Chiropractor/Owner
Roger L. Christensen, Columbia Bancorp and Columbia River Bank, President & Chief Executive Officer
Terry L. Cochran, Banker, Retired
James J. Doran, Jim Doran Chevrolet Oldsmobile, Jim Doran Dodge Chrysler, Owner
Jean S. McKinney, McKinney Ranch, Owner

Executive Officers:

The executive officers of Columbia and their ages and titles are set forth below. Business experience for the past five years is provided in accordance with SEC rules are set forth under “Information Regarding Management” in the Proxy Statement, which information is incorporated herein by reference.

Roger L. Christensen (47). Columbia Bancorp & Columbia River Bank, President & Chief Executive Officer
R. Shane Correa (39). Columbia River Bank, Executive Vice President & Chief Banking Officer
James C. McCall (59). Columbia River Bank, Executive Vice President & Chief Administrative Officer
Craig J. Ortega (47). Columbia River Bank, Executive Vice President & Chief Operating Officer
Greg B. Spear (39). Columbia Bancorp & Columbia River Bank, Executive Vice President & Chief Financial Officer
Britt W. Thomas (45). Columbia River Bank, Executive Vice President & Chief Credit Officer

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

Columbia Bancorp
Attn: Investor Relations
P.O. Box 1050
The Dalles OR 97058
(541) 298-6649

77- Columbia Bancorp

Audit Committee

Information regarding Columbia’s audit committee members is set forth in the Proxy Statement, which information is incorporated herein by reference

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Equity compensation Plan Information” in the Proxy Statement, which information is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits.

The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2004 Annual Report, and are being filed with the Securities and Exchange Commission as part of Columbia Bancorp’s Form 10-K for the year ended December 31, 2004.

(i)	Independent Auditors Report

(ii)	Consolidated Balance Sheets for the Years Ended December 31, 2004 and 2003

(iii)	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2004, 2003, and 2002

(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003, and 2002

(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

(vi)	Notes to Consolidated Financial Statements

The following documents are not included in this 2004 Annual Report, but are either being filed with, or incorporated by reference into, Columbia Bancorp’s Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission

Columbia Bancorp - 78

3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999.)

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998.)

4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033.*

4.2	Form of Floating Rate Junior subordinated Debt Security due 2033.**

10.1+	Employment Agreement between Roger L. Christensen and Columbia Bancorp dated April 15, 2004. (Incorporated herein by reference to Exhibit 10.1 to Columbia’s quarterly report on Form 10-Q for the period ended June 30, 2004.)

10.2+	Employment Agreement between James C. McCall and Columbia River Bank dated April 15, 2004. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s quarterly report on Form 10-Q for the period ended June 30, 2004.)

10.3+	Employment Agreement between Craig J. Ortega and Columbia River Bank dated April 15, 2004.*

10.4+	Employment Agreement between Britt W. Thomas and Columbia River Bank dated April 15, 2004. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s quarterly report on Form 10-Q for the period ended September 30, 2004.)

10.5+	Deferred Compensation Agreement of April 1, 1999 between Terry L. Cochran and Columbia Bancorp. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.6+	Columbia Bancorp Restated Employee Stock Ownership Plan and Trust Agreement (1999 Restatement). (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.7+	Executive Salary Continuation Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.8+	Executive Bonus Deferral Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.9+	Split Dollar Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.3 to Columbia’s Periodic Report on Form 10-Q for the period ended September 20, 2002.)

10.10+	Phantom Stock Agreement between Columbia Bancorp and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.4 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.11+	Executive Salary Continuation Agreement between Columbia River Bank and James C. McCall. (Incorporated herein by reference to Exhibit 10.11 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.12+	Executive Bonus Deferral Agreement between Columbia River Bank and James C. McCall. (Incorporated herein by reference to Exhibit 10.12 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.13+	Split Dollar Agreement between Columbia River Bank and James C. McCall. (Incorporated herein by reference to Exhibit 10.13 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.14+	Executive Salary Continuation Agreement between Columbia River Bank and Craig J. Ortega. (Incorporated herein by reference to Exhibit 10.14 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.15+	Executive Bonus Deferral Agreement between Columbia River Bank and Craig J. Ortega. (Incorporated herein by reference to Exhibit 10.15 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

79- Columbia Bancorp

10.16+	Split Dollar Agreement between Columbia River Bank and Craig J. Ortega. (Incorporated herein by reference to Exhibit 10.16 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.17+	Executive Salary Continuation Agreement between Columbia River Bank and Britt W. Thomas. (Incorporated herein by reference to Exhibit 10.17 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.18+	Executive Bonus Deferral Agreement between Columbia River Bank and Britt W. Thomas. (Incorporated herein by reference to Exhibit 10.18 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.19+	Split Dollar Agreement between Columbia River Bank and Britt W. Thomas. (Incorporated herein by reference to Exhibit 10.19 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.20+	Executive Salary Continuation Agreement between Columbia River Bank and Greg B. Spear. (Incorporated herein by reference to Exhibit 10.20 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.21+	Executive Bonus Deferral Agreement between Columbia River Bank and Greg B. Spear. (Incorporated herein by reference to Exhibit 10.21 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.22+	Split Dollar Agreement between Columbia River Bank and Greg B. Spear. (Incorporated herein by reference to Exhibit 10.22 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.23+	Employment Agreement between R. Shane Correa and Columbia River Bank dated May 15, 2003. (Incorporated herein by reference to Exhibit 10.3 to Columbia’s quarterly report on Form 10-Q for the period ended September 30, 2004.)

10.24+	Employment Agreement between Greg B. Spear and Columbia Bancorp dated April 15, 2004. (Incorporated herein by reference to Exhibit 10.1 to Columbia’s quarterly report on Form 10-Q for the period ended September 30, 2004.)

10.25+	Columbia Bancorp 1999 Stock Incentive Plan (Amended 2002) (Incorporated herein by reference to Exhibit 4.2 to Columbia’s report S-8 Securities to be offered to employees in employee benefit plans filed January 28, 2005.)

10.26+	Executive Salary Continuation Agreement between Columbia River Bank and R. Shane Correa.*

13.1	Annual Report to Shareholders for the Year Ended December 31, 2004.*

21.1	List of Subsidiary.*

23.1	Consent of Moss Adams, LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

+ Management contract, plan or arrangement.

* Included as an exhibit to Columbia Bancorp’s Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

** Incorporated by reference to Exhibit A as contained in Exhibit 4.1 of this report.

Columbia Bancorp - 80

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANCORP

DATED: February 24, 2005	By:	Roger L. Christensen, President & C.E.O – Columbia and CRB

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED: February 24, 2005	By:	Roger L. Christensen, President & C.E.O – Columbia and CRB

CHIEF FINANCIAL OFFICER

DATED: February 24, 2005	By:	Greg B. Spear, Chief Financial Officer and
Executive Vice-President – Columbia and CRB

DIRECTORS:
DATED: February 24, 2005		By: Donald T. Mitchell, Director and Chairman
DATED: February 24, 2005		By: Robert L. R. Bailey, Director
DATED: February 24, 2005		By: Charles F. Beardsley, Director
DATED: February 24, 2005		By: Richard E. Betz, Director
DATED: February 24, 2005		By: William A. Booth, Director
DATED: February 24, 2005		By: Lori R. Boyd, Director
DATED: February 24, 2005		By: Dennis L. Carver, Director
DATED: February 24, 2005		By: Terry, L. Cochran, Director
DATED: February 24, 2005		By: James J. Doran, Director
DATED: February 24, 2005		By: Jean S. McKinney, Director