Form 10-Q
period 2005-03-31
COLUMBIA BANCORP \OR\
filed 2005-05-04
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

YES ☑ NO ☐

At April 28, 2005, there were 8,889,719 shares of common stock of Columbia Bancorp outstanding.

COLUMBIA BANCORP

FORM 10-Q

March 31, 2005

PART I. — FINANCIAL INFORMATION

These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s report on Form 10-K for the year ended December 31, 2004.

ITEM 1. Financial Statements

Consolidated Financial Statements of Columbia Bancorp and Subsidiary

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$24,910,655	$25,527,270
Interest bearing deposits with other banks	24,789,235	12,165,712
Federal funds sold	47,107,367	20,285,817

Total cash and cash equivalents	96,807,257	57,978,799

Investment securities available-for-sale	17,376,984	24,573,394
Investment securities held-to-maturity	17,102,085	17,789,481
Equity securities	601,370	605,594
Restricted equity securities	2,439,100	2,429,200

Total investment securities	37,519,539	45,397,669

Loans held-for-sale	4,187,590	2,517,182
Loans, net of allowance for loan losses and unearned loan fees	569,125,122	571,607,850
Property and equipment, net of accumulated depreciation	15,143,669	15,222,622
Accrued interest receivable	4,525,363	4,107,806
Goodwill	7,389,094	7,389,094
Mortgage servicing asset, net of accumulated amortization and valuation allowance	2,045,682	2,162,654
Other assets	7,243,711	8,988,842

Total assets	$743,987,027	$715,372,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$187,786,627	$172,421,947
Interest bearing demand deposits	233,050,590	211,239,408
Savings accounts	36,271,904	35,926,117
Time certificates	178,718,280	187,356,091

Total deposits	635,827,401	606,943,563

Notes payable	33,420,688	34,889,564
Accrued interest payable and other liabilities	1,865,337	3,538,413
Junior subordinated debentures	4,124,000	4,124,000

Total liabilities	675,237,426	649,495,540

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,889,660 issued and outstanding (8,839,151 at December 31, 2004)	32,681,558	32,140,776
Retained earnings	36,327,923	33,816,489
Accumulated other comprehensive loss, net of taxes	(259,880)	(80,287)

Total shareholders’ equity	68,749,601	65,876,978

Total liabilities and shareholders’ equity	$743,987,027	$715,372,518

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
INTEREST INCOME

Interest and fees on loans	$11,477,722	$9,278,414
Interest on investments:
Taxable investment securities	176,897	91,316
Nontaxable investment securities	152,866	154,660
Other interest income	365,001	82,521

Total interest income	12,172,486	9,606,911

INTEREST EXPENSE

Interest on interest bearing deposit and savings accounts	740,958	290,583
Interest on time deposit accounts	1,407,687	915,651
Other borrowed funds	362,722	260,557

Total interest expense	2,511,367	1,466,791

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	9,661,119	8,140,120

PROVISION FOR LOAN LOSSES	200,000	700,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,461,119	7,440,120

NON-INTEREST INCOME

Service charges and fees	1,172,816	1,055,574
Mortgage Team revenues, net of expenses	620,853	50,501
Credit card discounts and fees	112,986	105,013
CRB Financial Services Team revenues	143,755	135,825
Other non-interest income	253,049	234,213

Total non-interest income	2,303,459	1,581,126

NON-INTEREST EXPENSE

Salaries and employee benefits	3,687,098	3,200,674
Occupancy expense	797,324	596,309
Credit card processing fees	28,316	25,757
Data processing expense	99,920	114,159
Other non-interest expenses	1,958,572	1,934,387

Total non-interest expense	6,571,230	5,871,286

INCOME BEFORE PROVISION FOR INCOME TAXES	5,193,348	3,149,960

PROVISION FOR INCOME TAXES	1,880,725	1,133,352

NET INCOME	3,312,623	2,016,608

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES

Unrealized holding losses arising during the period	(179,593)	(33,691)
Reclassification adjustment for gains included in net income	—	(6,964)

Total other comprehensive loss	(179,593)	(40,655)

COMPREHENSIVE INCOME	$3,133,030	$1,975,953

Earnings per share of common stock
Basic	$0.37	$0.23
Diluted	$0.36	$0.22
Weighted average common shares outstanding
Basic	8,868,213	8,768,708
Diluted	9,104,631	9,052,970

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$3,312,623	$2,016,608
Adjustments to reconcile net income to net cash from operating activities:
Loss (gain) on sale or write-down of property and equipment	(4,443)	60,174
Net gain on sale or call of investments	—	(10,984)
Depreciation on property and equipment	408,817	345,903
Amortization of mortgage servicing asset	116,972	569,304
Federal Home Loan Bank stock dividend	(9,900)	(24,500)
Provision for loan losses	200,000	700,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(417,557)	(563,057)
Other assets	64,898	(1,511,848)
Accrued interest payable and other liabilities	(1,484,911)	287,039

NET CASH FROM OPERATING ACTIVITIES	2,186,499	1,868,639

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	—	3,000,000
Proceeds from the maturity of available-for-sale securities	7,000,000	4,000,000
Proceeds from the maturity of held-to-maturity securities	663,870	617,335
Purchases of available-for-sale securities	—	(7,006,158)
Proceeds from the sale of other real estate owned	104,443	—
Net change in loans made to customers	2,198,275	(21,371,314)
Payments made for purchase of property and equipment	(329,866)	(553,030)

NET CASH FROM INVESTING ACTIVITIES	9,636,722	(21,313,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	37,521,649	2,653,473
Net change in from time deposits	(8,637,811)	5,145,992
Net increase (decrease) in notes payable	(1,468,876)	4,643,594
Cash paid for dividends and fractional shares	(797,761)	(788,451)
Proceeds from stock options exercised and sales of common stock	388,036	278,284
Repurchase of common stock	—	(226,229)

NET CASH FROM FINANCING ACTIVITIES	27,005,237	11,706,663

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,828,458	(7,737,865)
CASH AND CASH EQUIVALENTS, beginning of period	57,978,799	53,866,193

CASH AND CASH EQUIVALENTS, end of period	$96,807,257	$46,128,328

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$2,557,886	$1,280,829
Taxes paid in cash	$2,072,000	$225,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(179,593)	$(40,655)
Cash dividend declared and payable after quarter-end	$800,069	$789,824
Transfer of loans to other real estate owned	$84,453	$1,360,000

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity

BALANCE, December 31, 2003	8,750,582	$31,520,099	$26,252,366	$31,999	$57,804,464

Stock options exercised	101,069	725,193	—	—	$725,193
Income tax benefit from stock options exercised	—	121,713	—	—	121,713
Stock repurchase	(12,500)	(226,229)	—	—	(226,229)
Cash dividends paid	—	—	(2,375,043)	—	(2,375,043)
Cash dividends declared	—	—	(795,524)	—	(795,524)
Net income and comprehensive income	—	—	10,734,690	(112,286)	10,622,404

BALANCE, December 31, 2004	8,839,151	$32,140,776	$33,816,489	$(80,287)	$65,876,978

Stock options exercised	50,509	$388,036	$—	$—	$388,036
Income tax benefit from stock options exercised	—	152,745	—	—	152,745
Cash dividends paid	—	—	(1,119)	—	(1,119)
Cash dividends declared	—	—	(800,069)	—	(800,069)
Net income and comprehensive income	—	—	3,312,623	(179,593)	3,133,030

BALANCE, March 31, 2005	8,889,660	$32,681,558	$36,327,923	$(259,880)	$68,749,601

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

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

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of results to be anticipated for the year ending December 31, 2005.

2.	Management’s Estimates and Assumptions

Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, Management has identified certain policies that due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of the consolidated financial statements. These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in Columbia’s annual report on Form 10-K, filed March 15, 2005.

Management believes the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the consolidated financial statements to these critical accounting policies, the use of other judgments, estimates and assumptions could result in material differences in the results of operations or financial conditions.

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

FAS 123 Pro Forma Net Income:

(dollars in thousands)

	March 31,
	2005	2004
Net income, as reported	$3,313	2017

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(192)	(32)

Pro forma net income	$3,121	$1,985

Earnings per share:
Basic - as reported	$0.37	$0.23
Basic - pro forma	$0.35	$0.23
Diluted - as reported	$0.36	$0.22
Diluted - pro forma	$0.34	$0.22

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. Recently, the Financial Accounting Standards Board (FASB) announced the release of SFAS No. 123 (R), “Share-Based Payment.” The effect of this revision will require Columbia to begin recognizing the fair values of stock options granted as compensation cost on the date of grant or over the vesting period. SFAS 123 (R) will take effect beginning January 1, 2006. As permitted by SFAS 123, Columbia currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123 (R)‘s fair value method may have a significant impact on our future results of operations, although it will have no impact on our overall financial position. The actual impact of adoption of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

4.	Loans and Allowance for Loan Losses

Columbia does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default for 90 days or more, unless the loan is well-secured and in the process of collection. Further, Columbia may place on non-accrual status loans that are not contractually past due or that are deemed fully collateralized to promote better oversight and review of loan arrangements. Loans on non-accrual status at March 31, 2005, and December 31, 2004, were $705,345, and $4.2 million, respectively. A single real estate secured loan in the amount of $3.1 million comprised the majority of loans on non-accrual status as of December 31, 2004. Columbia obtained resolution from the guarantors of this loan during the first quarter of 2005 and this accounts for the majority of the decrease in non-accrual loans.

At March 31, 2005, Columbia had $84,453 in assets held through loan foreclosure or recovery activities, known as other real estate owned (“OREO”), and $100,000 as of December 31, 2004. Additionally, at March 31, 2005, and December 31, 2004, Columbia had not identified any loans in material amounts upon which the interest rate or payment schedules had been modified from original terms or restructured to accommodate borrowers’ weakened financial positions.

5.	Mortgage Servicing Asset

The following table presents an overview of key mortgage servicing balances and ratios as of the dates indicated:

Mortgage Servicing:
(dollars in thousands)

	Three Months Ended
	March 31, 2005	December 31, 2004	March 31, 2004
Mortgage servicing asset, net	$2,046	$2,163	$3,175
Mortgage loans serviced	$313,857	$333,742	$411,842
Number of mortgage loans serviced	2,782	2,989	3,530
Mortgage servicing asset multiple	0.65%	0.65%	0.77%

Columbia’s balance sheet includes an asset representing the estimated net present value of Columbia’s mortgage servicing rights income for mortgage loans originated by Columbia River Bank Mortgage Team (“Mortgage Team”) and subsequently sold to third party investors. The book value of the mortgage servicing asset (“MSA”) as of March 31, 2005, was $2.05 million, which represents $313.86 million in the aggregate of unpaid principal balance of mortgage loans serviced by Columbia, compared to $3.17 million on $411.84 million in total loans serviced as of March 31, 2004. Management made the strategic decision to discontinue selling mortgage loans with servicing retained, beginning in 2004. The decline of the MSA value occurred through amortization expense as a result of mortgage borrowers reducing the outstanding principal balances in the ordinary course of monthly payments and premature pay-offs before the scheduled maturity.

Subsequent to the period covered by this report, on April 28, 2005, Columbia completed an agreement with a buyer for the sale of the mortgage servicing asset. The sale date was April 29, 2005, and the transfer date of the mortgage servicing asset is scheduled to occur on May 31, 2005. Columbia has maintained the mortgage servicing asset on the balance sheet as an available for sale asset since the first quarter of 2004. As of March 31, 2005, the mortgage servicing asset’s book value was $2.05 million. The sale of the mortgage servicing asset after consideration for all expenses and the brokerage fee is expected to result in a second quarter 2005 gain within a range of $550,000 to $650,000, or $0.04 to $0.05 per share after tax.

6.	Segment Information

Columbia operates two primary segments - the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, CRB, which operates 17 bank branches in Oregon and three bank branches in Washington. CRB offers loan, investment, and deposit products to its customers who range from individuals to varying sizes of agricultural, real estate development and commercial companies. The mortgage banking segment consists of the Mortgage Team, headquartered in Bend, Oregon, with dedicated loan officers located in 13 of CRB’s Oregon and Washington branches and a mortgage servicing department, which is located in The Dalles,

Oregon. The Mortgage Team offers a full range of mortgage lending services and products to its clients.

Financial information that Columbia’s Management uses to evaluate its reportable segments and the reconciliation to Columbia’s consolidated financial statements are summarized as follows:

Segment Information:
(dollars in thousands)

	Community	Mortgage
	Banking	Banking	Consolidated
Three months ended March 31, 2005:
Net interest income before provision for loan losses	$9,628	$33	$9,661
Non-interest income	1,564	739	2,303
Depreciation on property and equipment	395	14	409
Mortgage servicing asset amortization	—	117	117
Income (loss) before provision for income taxes	5,062	131	5,193
Total assets	736,079	7,908	743,987

Three months ended March 31, 2004:
Net interest income before provision for loan losses	$8,078	$62	$8,140
Non-interest income	891	690	1,581
Depreciation on property and equipment	326	20	346
Mortgage servicing asset amortization	—	569	569
Income (loss) before provision for income taxes	3,521	(371)	3,150
Total assets	590,768	7,536	598,304

7.	Earnings Per Share

Basic earnings per share excludes dilution and is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under stock option plans. Weighted average shares outstanding include common shares outstanding and common stock equivalents attributable to outstanding stock options.

The weighted average number of shares and common share equivalent figures have been retroactively adjusted for all stock dividends or splits.

8.	Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment.” This statement replaces existing requirements under SFAS No. 123 “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective beginning January 1, 2006. At this time, Columbia does not believe the future impact on earnings to be a great extent different than what has historically been reported as the pro forma effect to income in Note 3 included herein and Note 1 to Columbia’s December 31, 2004, consolidated financial statements contained in Form 10-K. The impact to operating and financing cash flows is not considered to be material to the consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3 (“SOP 03-3”), “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” which addresses the accounting for certain loans acquired in a transfer when it is probable, at acquisition, that the investor will be unable to collect all contractually required payments receivable. SOP 03-3 is to be applied prospectively, effective for loans acquired in years beginning after

December 15, 2004. SOP 03-3 requires acquired loans with evidence of credit deterioration to be recorded at fair value and prohibits recording any valuation allowance related to such loans at the time of purchase. This SOP limits the yield that may be accreted on such loans to the excess of the investor’s estimated cash flows over its initial investment in the loan. The excess of contractual cash flows over cash flows expected to be collected is not to be recognized as an adjustment of yield. Subsequent increases in cash flows expected to be collected are recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held-for-sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. Columbia does not currently expect implementation of this Statement of Position will have a material effect on Columbia’s financial condition or results of operation.

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

OVERVIEW

Columbia Bancorp is an Oregon corporation and a registered financial holding company. Our common stock is traded on the NASDAQ Stock Market™ under the symbol “CBBO”. The majority of our income is derived from, and the majority of our assets are held in, our wholly-owned subsidiary, Columbia River Bank, which is an Oregon state-chartered bank, headquartered in The Dalles. When we speak of our financial condition and results of operations, we sometimes use the term “Columbia” to refer to the bank and the holding company on a consolidated basis. Columbia River Bank operates 20 branches in Oregon and Washington. In addition to these community-oriented branches, mortgage lending services are provided through the Columbia River Bank Mortgage Team and brokerage services through the CRB Financial Services Team.

At March 31, 2005, our assets totaled $743.99 million and shareholders’ equity was $68.75 million. For the first quarter of 2005, our net income was $3.31 million, or $0.36 per diluted common share, which represents an increase of $1.30 million, or 64.27%, compared to the first quarter of 2004. The increase in net income was the result of several factors. The most significant factors were:

•	the reduction of provision for loan losses by $500,000 over the same period in 2004, due to improved loan quality, lower charged-off loans and flat loan growth;

•	an increase in interest and fees on loans due to a steady upward movement of interest rates on variable interest loans, which was partially offset by a similar increase in deposit interest expense;

•	the collection of approximately $442,000 of interest and fees associated with a loan that had been on non-accrual status since the third quarter of 2004, of which approximately $336,000 collected was from 2004 and;

•	an increase in Mortgage Team revenue of $570,352.

These increases in income or reduction of expenses were offset by an increase in non-interest expense primarily attributable to increased salaries, employee benefits expense, occupancy expense due to branch expansion and higher incentive compensation accruals over the same period in 2004. We believe these expenses will continue to trend upward for the remainder of 2005.

Our Executive Management Team is sometimes referred to as “Management”. Their goal is to grow our earning assets while maintaining a high return on equity and high asset quality. The key to this, in Management’s view, is to emphasize personalized, quality banking products and services for its customers, to hire and retain experienced , high performing branch and administrative personnel and to respond quickly to customer demand and growth opportunities. Management also intends to increase penetration in our existing markets, and to expand into new markets through suitable acquisitions and new branch openings for our primary operating subsidiary, Columbia River Bank.

In late 2004, we made a strategic shift in our branch reporting structure, appointing four regional managers to oversee three to five branches within each identified region. Management believes each of these regions have unique characteristics, strengths and competitive opportunities specific to that region/market. By making this change, Management anticipates greater synergies will be gained by focusing on each region and building on those specific strengths and opportunities.

In October 2004, Management announced that we were applying for a branch in Richland, Washington, to replace Columbia River Bank’s current temporary location in Kennewick, Washington. Both Richland and Kennewick, along with Pasco, are part of the Tri-Cities area in Washington. Columbia received conditional approval in February 2005, to move ahead with the new Richland, Meadow Springs branch. The Tri-Cities are located in South-Central Washington within the geographic confluences of the Columbia, Yakima and Snake Rivers. The Tri-City area is considered to be the gateway to the agriculturally rich Columbia Basin. The proximity of the Grand Coulee Dam, the largest hydroelectric dam in the United States, has benefited agricultural business possibilities for the Tri-Cities area. The Tri-Cities is connected to the major highway system through Interstate highways I-82 and I-182 and link I-90 to the north with I-84 to the south. Management believes the Tri-Cities market offers excellent growth opportunities.

In February 2005, we announced the application to open a branch in Pasco, Washington. This will be Columbia River Bank’s second branch in the Tri-Cities area. In 2004, Franklin County, where Pasco is located, was the fastest growing area in Washington State with population growth of 15.5%, fueling the Tri-Cities metropolitan area growth of 10.6%. The area has produced rapid employment growth, up 10.2% between 2000 and 2003. In addition, the area ranks second in the state in farm employment, has a very large food processing industry, and leads the state in wine related employment without counting any jobs at the farming or distribution level. Management believes the fast paced growth in the area makes it an excellent location, and it appears to be under represented by community banks based on the number of businesses and new development in the market area.

The following table presents an overview of these and other key financial performance indicators:

Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the
	Three Months Ended
	March 31,
	2005	2004
Return on average assets	1.84%	1.39%
Return on average equity	19.89%	13.80%
Net interest margin, tax equivalent basis	5.82%	6.21%
Efficiency ratio	54.92%	60.39%

Net income	$3,313	$2,017
Total loans, gross (1)	582,984	491,422
Total assets	743,987	598,304
Deposits	635,827	504,158

Book value per common share	$7.73	$6.73
Tangible book value per common share	6.67	5.53

(1) Loans include portfolio and loans held for sale and exclude allowance for loan losses and unearned loan fees.

MATERIAL CHANGES IN FINANCIAL CONDITION

ASSETS

Columbia’s assets are comprised primarily of loans made to customers, with the expectation of receipt of interest and principal from the customer, in addition to operating cash and various investment securities.

Investment Securities

Investment securities totaled $37.52 million as of March 31, 2005, a decrease of $7.88 million, or 17.35%, compared to December 31, 2004. The decrease in investment securities resulted from the maturity of short term agency securities in the amount of $7.0 million. The investment securities portfolio contains bank-qualified municipal securities, debt issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Qualifying available-for-sale securities as well as held-to-maturity securities may be pledged as collateral for public agency deposits. At March 31, 2005, $16.98 million, or 45.25%, of the portfolio was pledged, compared to $17.06 million, or 37.58%, at December 31, 2004, and $14.8 million, or 47.49%, at March 31, 2004.

Unrealized losses on available-for-sale and equity securities at March 31, 2005, were $301,039 or $190,859 net of tax, compared to a loss of $82,602, or $52,370 net of tax, and a gain $113,286, or $71,823 net of tax, at December 31, 2004, and March 31, 2004, respectively. The unrealized loss as of March 31, 2005, was attributed to an overall increase in interest rates since the first of the year 2005.

Loans

Columbia’s loan portfolio reflects Management’s efforts to diversify risk across a range of loan types and industries, to complement the markets in which Columbia does business. Loan products include construction, land development and real estate loans, commercial loans, consumer loans, agriculture loans and credit cards.

Recent opportunities and increasing concentration in construction, land development and commercial real estate prompted Management in 2003 to begin a search for a real estate risk management officer. Late in 2003 a highly qualified certified appraiser was hired to fill this position. This individual oversees the appraisal ordering and review process to insure the bank is not loaning beyond prudent and regulatory levels on specific real estate projects. This individual also manages the bank’s real estate owned portfolio and sees to the favorable liquidation of these assets. The addition of a highly qualified real estate risk management officer has allowed the bank to pursue the opportunities presented in the current real estate lending markets while maintaining acceptable levels of risk. Management believes growth in this segment of the portfolio will continue into the foreseeable future at historic levels similar to the past five years. High growth rates in this portfolio sector during 2004, resulting from historically low interest rates, strong regional real estate markets, relatively weak stock market performance, and fear of rising interest rates, will likely not be replicated in the near term. As a result, investors should not expect growth rates in this portion of the portfolio greater than 8 to 12%.

Over the years, Management has participated in agricultural lending, and Columbia’s lenders have developed a high level of expertise in underwriting and monitoring these types of loans. This focus has provided opportunities into markets that traditionally have been neglected due to the perception these types of loans carry higher risk than more traditional lending. Columbia has mitigated these risks by hiring experienced agricultural lenders and consultants, who individually have more than ten years agriculture experience, by diversifying the loan portfolio across 15 different commodity types, and by maintaining Preferred Lender Status with the Farm Service Agency. This status allows participation in the Farm Loan Government Guarantee Program, which guarantees up to 90% of qualified loans. Approximately eight percent of Columbia’s agricultural loans are guaranteed through this program.

Columbia’s net loan portfolio (excluding loans held for sale), at March 31, 2005, was $569.13 million, a slight decrease of $2.48 million, or 0.43% over December 31, 2004, and an increase of $88.26 million, or 18.35%, over March 31, 2004. These numbers reflect flat loan growth during the first quarter which is typical based on historical performance for Columbia during this time period. Management believes CRB will experience moderate loan growth through the rest of 2005 as agriculture, construction and commercial borrowing historically pick up in the second and third quarters. Construction and agricultural segments of the portfolio historically tend to show downward to flat trends during the late fall and winter months due to normal seasonal impacts of weather and operating cycles.

The Mortgage Team, a division of CRB, originates and funds single-family mortgage loans. These loans, which ordinarily are committed for sale to mortgage investors, generally are held by CRB for less than 30 days in an account titled “Loans held for sale” on the balance sheet. At March 31, 2005, loans held for sale totaled $4.19 million compared to $2.52 million and $2.19 million at December 31, 2004 and March 31, 2004, respectively. The increase in loans held for sale results from an increase in mortgage production.

The following table presents CRB’s loan portfolio composition by loan type:

Loans:
(dollars in thousands)

	March 31, 2005		December 31, 2004		March 31, 2004
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar amount	Total
Commercial loans	$99,338	17%	$93,618	16%	$90,155	19%
Agricultural loans	71,384	13%	79,224	14%	65,278	14%
Real estate loans	255,212	45%	247,045	44%	218,500	45%
Real estate loans - construction	130,811	23%	139,415	24%	91,746	19%
Consumer loans	14,259	2%	14,386	3%	16,611	3%
Other loans	7,791	1%	7,660	1%	6,939	1%

	578,795		581,348		489,229
Allowance for loan losses	(8,249)	-2%	(8,184)	-2%	(6,876)	-1%
Unearned loan fees	(1,421)	0%	(1,556)	0%	(1,484)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	569,125		571,608		480,869

Loans held for sale	4,188	1%	2,517	0%	2,193	0%

Total loans	$573,313	100%	$574,125	100%	$483,062	100%

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

At March 31, 2005, Columbia’s total non-performing assets were $789,798, as compared to $4.32 million and $3.11 million at December 31, 2004, and March 31, 2004, respectively. The decrease in non-performing assets at March 31, 2005, is attributed to resolution by guarantors of a $3.12 million loan secured by commercial real estate and carried as of December 31, 2004, in non-performing assets. The loan was resolved with the guarantors subsequent to a ruling of summary judgment in Columbia’s favor in February 2005. After a pay down of approximately $290,000 and payment of all interest, fees and charges due in full, totaling $442,000 of which $336,000 was from 2004, this loan was refinanced into the names of two of its guarantors. Columbia expects to be paid off in full by the year-end 2005 through the earnings and the liquidation of the borrower’s assets. At this time management anticipates no further problems with this loan.

Included in total non-performing assets at March 31, 2005, was $84,453 in OREO, which is a single loan with a contingent sales agreement pending the sale of the collateral. Based on this sale, no loss is expected on the sale of this asset.

The following table presents information with respect to non-performing assets:

Non-performing Assets:
(dollars in thousands)

	March 31, 2005	December 31, 2004	March 31, 2004
Loans on non-accrual status	$705	$4,217	$1,703
Delinquent loans on accural status	—	—	11
Restructured loans	—	—	10

Total non-performing loans	705	4,217	1,724
Other real estate owned	84	100	1,401

Total non-performing assets	$789	$4,317	$3,125

Allowance for loan losses	$8,249	$8,184	$6,876

Ratio of total non-performing assets to total assets	0.11%	0.60%	0.52%
Ratio of total non-performing loans to total loans	0.12%	0.74%	0.36%
Ratio of allowance for loan losses to total non-performing assets	1044.49%	189.57%	220.03%

Allowance for Loan Losses

The allowance for loan losses allows Columbia to establish a reserve on the balance sheet that represents an estimate of potential losses associated with the loan portfolio and deposit account overdrafts as of the reporting date. The allowance for loan losses is evaluated based on a systematic approach each quarter. Increases to the allowance are recorded as an expense charged to the provision for loan losses in the income statement; decreases occur when loan or overdraft losses are recognized. Management determines the appropriateness and amount of these charges by assessing the risk potential in the portfolio on an ongoing basis. Beginning in 2005, in accordance with Financial Institution Letter (“FIL”) 11-2005, Columbia also includes an analysis of demand deposit overdrafts in the calculation for allowance for loan losses.

This risk potential is primarily calculated as a percentage of the outstanding balance of loans that are classified or in a troubled state as identified by Columbia’s internal risk rating or grading system. Columbia also establishes a portion of the allowance for loan losses based on the balance of the remaining loans in the portfolio that are not classified. Different percentages are assigned according to industry and collateral type. The percentages used for these calculations are based on standards established by regulatory agencies, and these percentages are also tested against the historic loss experience of Columbia for these different categories of loans. The historic losses from deposit overdrafts have been minimal and the risk potential of outstanding overdrafts is calculated based on factors developed from that history. Aside from these general calculations, specific allocations on individual loans may be made based on Management’s assessment of those individual loans. In addition, Management reviews current regional and national economic conditions and trends, specific economic circumstances that may affect borrowers’ individually and collectively, and various other factors that Management considers appropriate.

When a loan, or a portion of a loan, is determined to be uncollectible, it is “charged-off” which means it is removed, in whole or in part, from the balance sheet, and the reduction is charged against the allowance for loan losses. Recoveries of amounts previously charged-off are increases to the allowance for loan losses. Overdraft charge offs are handled in the same manner.

As a percentage of average loans outstanding at year-end, Columbia’s allowance for loan losses has ranged between .84% and 1.64% over the last 10 years, and has averaged 1.35%, on an annual basis. As of March 31, 2005, Columbia’s allowance for loan losses was 1.42% of outstanding loans. Management believes the allowance for loan losses is adequate based on its assessment of the factors, conditions and calculations described above. Columbia’s net charge-

offs (charge-offs less recoveries) for first quarter of 2005, were lower by approximately $301,000 over the same quarter in 2004, due to improved loan quality and an improved economy. Management still believes total charge-offs for the year will range between 0.20-0.25 as a percentage of gross loans.

The following table presents activity in allowance for loan losses:

Allowance for Loan Loss:
(dollars in thousands)

	Three months ended
	March 31,
	2005	2004
Balance at beginning of period	$8,184	$6,612
Charge-offs:
Commercial	22	257
Real estate	8	21
Agriculture	23	—
Consumer loans	45	89
Credit card and related accounts	24	78
Demand deposit overdrafts	30	—

Total charge-offs	152	445

Recoveries:
Commercial	3	3
Real estate	—	—
Agriculture	4	1
Consumer loans	6	2
Credit card and related accounts	3	3
Demand deposit overdrafts	1	—

Total recoveries	17	9
Provision for loan losses	200	700

Balance at end of period	$8,249	$6,876

Mortgage Servicing Asset

Columbia’s balance sheet includes a mortgage servicing asset (“MSA”), which represents the estimated present value of fees earned for the collection of mortgage loan payments net of costs involved in providing mortgage services such as collection, collateral maintenance, credit reporting and similar functions, for mortgage loans originated and sold to third party investors. The value of this asset fluctuates from time to time based on the effects of changes in the number of loans serviced, outstanding principal balances, weighted average interest rates and changes in overall market interest rates. As of March 31, 2005, the value of the MSA was $2.05 million and had a MSA multiple of 0.65% (which is the carrying value divided by the total unpaid principal of mortgage balances) as compared to March 31, 2004, when the value was $3.18 million with a MSA multiple of 0.77%. This reduction is due, in part, to the continuation of favorable mortgage rates that prompted borrowers to refinance at an increasing frequency.

The following table presents a reconciliation for CRB’s mortgage servicing asset for the three and twelve month periods presented:

Mortgage Servicing Asset Reconciliation:
(dollars in thousands)

	March 31, 2005	December 31, 2004	March 31, 2004
Mortgage servicing asset (“MSA”), beginning	$2,163	$3,691	$3,691
Add servicing retained premiums	—	93	53
Deduct MSA amortization	(117)	(1,621)	(569)
Deduct MSA valuation adjustments	—	—	—

Mortgage servicing asset, ending	$2,046	$2,163	$3,175

Subsequent to the period covered by this report, on April 28, 2005, Columbia River Bank completed an agreement with a buyer for the sale of the mortgage servicing asset. The sale date was April 29, 2005, and the transfer date of the mortgage servicing asset is scheduled to occur on May 31, 2005. Columbia River Bank has maintained the mortgage servicing asset on the balance sheet as an available for sale asset since the first quarter of 2004. As of March 31, 2005, the mortgage servicing asset’s book value was $2.05 million. The sale of the mortgage servicing asset after consideration for all expenses and the brokerage fee is expected to result in a second quarter 2005 gain within a range of $550,000 to $650,000, or $0.04 to $0.05 per share after tax.
        .

LIABILITIES

Columbia’s liabilities are comprised primarily of the obligation to repay customers’ deposits on demand (for “demand deposits”) or at a stated time in the future (for “time deposits”), debt and interest accrued thereon, and obligations to pay interest and, at maturity, principal, on the “trust preferred securities” issued by Columbia Bancorp Trust I.

Deposits

Columbia offers various deposit accounts, including interest bearing savings, money market and certificate of deposit accounts and non-interest bearing checking. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Deposits are Columbia’s primary source for funding loan growth. Columbia strives to fund operations with non-interest bearing demand deposits, which will improve the net interest margin — the difference between interest income and interest expense as a percentage of average earning assets.

Total deposits were $635.83 million at March 31, 2005, an increase of $28.88 million, or 4.76%, and $131.67 million, or 26.12%, over December 31, 2004, and March 31, 2004, respectively. The growth in deposit accounts since the beginning of the year has been primarily in non-interest and interest bearing demand accounts. This increase in demand deposits was partially offset by a decrease of $8.64 million, or 4.61%, in time certificates of deposit. Since the beginning of the year, non-interest bearing accounts have increased $15.36 million, or 8.91% and interest bearing accounts have increased $21.81 million, or 10.33%. The growth in non-interest and interest bearing accounts can be attributed to Columbia’s focus on calling upon commercial customers to attract new deposits. The decline in time certificate of deposits is attributed primarily to the maturity of $9.72 million in brokered or wholesale certificates of deposit and public certificates of deposit. Overall, deposits grew due to a combination of pricing strategies, increased marketing and an emphasis on strengthening customer relationships.

The following table presents deposit composition by deposit type:

Deposits:
(dollars in thousands)

	March 31, 2005		December 31, 2004		March 31, 2004
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing deposits	$187,787	29%	172,422	28%	$153,650	30%
Interest bearing deposits	233,050	37%	211,240	35%	186,381	37%
Savings deposits	36,272	6%	35,926	6%	36,233	7%
Time certificates	178,718	28%	187,356	31%	127,894	26%

Total deposits	$635,827	100%	$606,944	100%	$504,158	100%

Columbia defines wholesale funds as liabilities obtained outside the retail branch network. These liabilities include brokered certificate of deposits, wholesale deposits (deposits gathered from a proprietary network through which interest rates are posted and institutions deposit funds based on the interest rates posted, and public funds outside our trade area), direct institutional deposits, and FHLB borrowings.

Columbia utilizes wholesale funds as additional sources of funding for loan growth. At March 31, 2005, brokered certificates of deposit total $41.56 million, compared to $46.65 million at December 31, 2004, and $34.37 million at March 31, 2004. In most cases, brokered deposit accounts are purchased with intermediate to long-term maturities ranging from two to seven years. Wholesale deposits totaled $14.29 million, with maturities ranging from 30 days to 2 years, as of March 31, 2005. Columbia had no wholesale deposits as of March 31, 2004 and $18.92 million as of December 31, 2004. These are classified as either brokered certificates of deposit or public certificates of deposit depending on their source. During the first quarter of 2005, Columbia saw an increase in deposit gathering efforts at the branch level and therefore a decrease in brokered certificate of deposits and wholesale deposits by not replacing those deposits as they matured. Columbia expects to reduce its reliance on wholesale funds so long as deposit growth can continue to match or exceed loan growth, for the remainder of 2005.

Borrowings

The majority of Columbia’s borrowings are through advances from the Federal Home Loan Bank (“FHLB”). At March 31, 2005, borrowings from FHLB totaled $32.68 million, a decrease of $1.36 million from $34.04 million previously reported December 31, 2004, and an increase of $6.90 million as compared to $25.78 million at March 31, 2004. Columbia also uses lines of credit at correspondent banks to purchase Fed Funds as a source for short-term funding. There were no fed funds purchased as of March 31, 2005, December 31, 2004 or March 31, 2004. The remainder of borrowings consists of a Treasury Tax and Loan note payable for $742,801 as of March 31, 2005, $849,970 as of December 31, 2004, and $850,000 as of March 31, 2004. Columbia, again, will continue to allow borrowings to mature without renewing them so long as deposit growth meets or exceeds future loan growth.

The following table presents certain information with respect to Columbia’s FHLB borrowings:

Borrowings:
(dollars in thousands)

	March 31,	December 31,	March 31,
	2005	2004	2004
Amount outstanding at end of period	$32,678	$30,040	$25,777
Weighted average interest rate at end of period	3.39%	3.41%	3.41%
Maximum amount outstanding at any month-end and during the year	$33,836	$46,941	$25,777
Average amount outstanding during the period	$32,882	$30,023	$26,357
Average weighted interest rate during the period	2.89%	3.36%	3.30%

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

Columbia may or may not require collateral or other security to support financial instruments with credit risk, depending on its loan underwriting guidelines. The following table presents a comparison of contract commitment amounts:

Commitments:
(dollars in thousands)

	March 31, 2005	December 31, 2004	March 31, 2004
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$157,970	$168,812	$155,686
Commitments to extend credit for overdrafts	10,458	10,249	9,339
Undisbursed credit card lines of credit	18,949	18,437	17,824
Commercial and standby letters of credit	2,243	2,227	2,634

	$189,620	$199,725	$185,483

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by Columbia upon an extension of credit, is based on management’s credit evaluation of the counterparty. A majority of commitments are secured by real estate or other types of qualifying collateral. The type of collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing properties. Less than 10% of the bank’s commitments are unsecured. Lending commitments are distributed across all loan categories at levels proportionate to concentrations in the loan portfolio.

Columbia has an overdraft protection product that allows certain types of deposit products to become overdrawn up to a set dollar limit before checks will be returned. The commitment to extend credit for overdrafts represent the estimated total exposure to the Bank if virtually every customer utilized the full amount of this protection at one time. However, the annual average usage outstanding is much lower than this commitment, totaling approximately 3.00% or $304,000 in 2004 and approximately 2.25% or $236,000 as of March 31, 2005 of the total amounts committed.

Letters of credit written are conditional commitments issued by Columbia to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit are essentially the same as the process involved in extending loans to customers. Columbia holds cash, marketable securities or real estate as collateral supporting those commitments for which collateral is deemed necessary.

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

RESULTS OF OPERATIONS

Net Income

Net income for the quarter ended March 31, 2005, was $3.31 million, or $0.36 per diluted share, an increase of 64.27% in net income and an increase of 63.64% per diluted share over the same period in 2004. This year to date increase in net income was the result of several factors. The most significant factors were:

•	the reduction of provision for loan loss by $500,000 over the same period in 2004, due to improved loan quality;

•	an increase in interest and fees on loans due to a steady increase of interest rates on Columbia’s variable interest rate loans, which was partially offset by a similar increase in deposit interest expense;

•	the collection of approximately $442,000 of interest and fees from a loan that had been on non-accrual since third quarter of 2004, of which $336,000 was from 2004; and,

•	an increase in Mortgage Team revenue of $570,352.

These increases in income or reduction of expenses were offset by the increase in non-interest expense in the areas of increased salary and occupancy expense due to branch expansion and higher incentive compensation payouts over the same period in 2004. The increase in diluted earnings per share for the three months ended March 31, 2005, was due to an increase in net income.

Net Interest Income

The primary component of income for most financial institutions is net interest income, which represents the institution’s interest income from loans and investment securities minus interest expense, ordinarily on deposits and other interest bearing liabilities. Columbia’s total net interest income increased $1.52 million, or 18.69%, for the three months ended March 31, 2005, as compared to the same period in 2004. The increases in net interest income are due to the increase in interest rates on variable loans, with approximately 80-90.00% of the loan portfolio tied to a variable interest rate. As interest rates rise, the interest due on a majority of these loans will increase. Additionally, Columbia received approximately $442,000 in interest on a large loan that had been on non-accrual status during the last part of 2004, of which approximately $336,000 of the interest was from 2004. These gains were offset by an increase in interest expense on deposits. The tax equivalent net interest margin for the first quarter 2005 was 5.82% as compared to 6.21% for the same period in 2004. Approximately 20 basis points of the net interest margin is attributed to the one time recovery of interest on the loan previously classified as a non-accrual loan. Had Columbia not recovered this interest, the net interest margin for March 31, 2005, would have been 5.62%. Net interest income on average represents approximately 80.00% of Columbia’s total revenue. It is expected that the net interest margin will continue to compress in future periods due to Columbia’s strategy to fund future loan growth with retail branch generated deposits, which often require competitive pricing in order to attract new deposits away from the competition.

The following table presents a comparison of average balances and rates:

Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended March 31,			Three Months Ended March 31,
	Average Balances			Average Yields/Costs Tax Equivalent
	2005	2004	Change	2005	2004	Change
Taxable securities	$26,415	$15,077	$11,338	2.72%	2.44%	0.28%
Nontaxable securities	13,173	13,426	(253)	7.13%	7.31%	-0.18%
Interest bearing deposits	20,657	10,556	10,101	2.39%	1.82%	0.57%
Federal funds sold	40,474	12,005	28,469	2.44%	1.16%	1.28%
Loans	578,409	481,837	96,572	8.05%	7.74%	0.31%

Interest-earning assets	679,128	532,901	146,227	7.32%	7.32%	0.00%

Nonearning assets	51,894	50,728	1,166

Total assets	$731,022	$583,629	$147,393

Savings & interest bearing deposits	$268,352	$224,277	$44,075	1.12%	0.52%	0.60%
Time certificates	179,866	124,123	55,743	3.17%	2.97%	0.20%
Borrowed funds	38,160	28,048	10,112	3.85%	3.74%	0.11%

Interest bearing liabilities	486,378	376,448	109,930	2.09%	1.57%	0.52%

Non-interest bearing demand deposits	174,241	144,854	29,387
Other liabilities	2,855	3,539	(684)
Shareholders’ equity	67,548	58,788	8,760

Total liabilities and shareholders’ equity	$731,022	$583,629	$147,393

Non-Interest Income

Non-interest income represents earnings on fees, service charges, Mortgage Team revenues, CRB Financial Services Team revenues, Bankcard Team revenues and gains from the sale of loans, securities and other assets. Total non-interest income for the quarter ended March 31, 2005, increased $722,333, or 45.68%, as compared to the same period in 2004. The increase is primarily attributable to a reduction in mortgage servicing asset amortization of $452,332 and a slight increase in the production of mortgage loans, which combined have resulted in an increase in Mortgage Team revenues to $620,853 for the quarter ended March 31, 2005, as compared to $50,501 for the same period in 2004. During the first quarter of 2005, Columbia produced 152 mortgage loans, compared to 123 loans in the first quarter of 2004, resulting in an increase of 29 loans or 23.58%.Columbia recognized no valuation impairment expense to the MSA, for the three months ended March 31, 2005 and 2004. Management believes with the current rate environment the increase in Mortgage team revenues will continue through the remainder of 2005.

Additionally, the category “other non-interest income” is higher in first quarter of 2005, compared to 2004, due to higher service release premiums, appraisal revenue and lower vendor costs associated with the overdraft protection plan.

The following table presents the balances and percentage changes in non-interest income:

Non-Interest Income:
(dollars in thousands)

	Three months ended
	March 31,
	2005	2004	% change
Service charges on deposits	$1,173	$1,056	11%
Credit card discounts & fees	113	105	8%
CRB Financial Services Team revenues	144	136	6%
Mortgage servicing, net	89	(240)	137%
Gain on sale of mortgage loans	45	72	-38%
Mortgage loan origination income	326	218	50%
Other non-interest Income	413	234	76%

Total non-interest Income	$2,303	$1,581	46%

Provision for Loan Losses

Charges to provision for loan losses for the three months ended March 31, 2005, was $200,000, compared to $700,000, for the same period in 2004. The decrease in the provision for loan losses was primarily the result of flat loan growth in the first quarter and improved loan quality compared to the same period in 2004. The provision is determined based on Management’s assessment of various factors taking into account credit risk, loan concentrations and historical loan loss trends. The amount of provision for loan losses is added to the allowance for loan losses and is used to measure the risk associated with potential losses within the loan portfolio. Management believes the provision for loan losses is adequate.

Non-Interest Expense

Total non-interest expense for the three months ended March 31, 2005, increased $699,944 or 11.92%, as compared to the same period in 2004. The overall increase in non-interest expense for the three months ended March 31, 2005, was attributed to higher salary and employee benefits expense and occupancy expense, due to branch expansion during 2004 and an increased accrual amount in incentive compensation. Management believes these expenses will continue to trend upward for the remainder of 2005. In the category “other non-interest expense” there was an increase of $24,185 or 1.25%, primarily in the areas of software licensing due to the purchase of new software and in the area of consulting fees to comply with the Community Reinvestment Act (“CRA”), updating and maintaining the disaster recovery and business continuity plan and compliance with section 404 of the Sarbanes-Oxley Act of 2002. Offsetting these increases were a reduction in office supplies and telephone expense due to cost controls placed into effect during the last half of 2004. Management believes the cost savings achieved in these categories will continue through the remainder of 2005. Additional savings in the area of data processing expense were due to Management’s ability to negotiate a more favorable contract with the vendor. During 2004, Columbia dedicated a person full time to be the director of non-interest expense to monitor and implement cost savings strategies.

The following table presents a schedule of the components of and changes in non-interest expense:

Non-Interest Expense:
(dollars in thousands)

	Three months ended
	March 31,
	2005	2004	% change
Salaries & employee benefits	$3,687	$3,201	15%
Occupancy expense	797	596	34%
Data processing	100	114	-12%
Other non-interest expense	1,987	1,960	1%

Total non-interest expense	$6,571	$5,871	12%

LIQUIDITY AND CAPITAL RESOURCES

Shareholders’ Equity

At March 31, 2005, shareholders’ equity totaled $68.75 million, compared to $65.88 million at December 31, 2004, an increase of 4.36%. The change is primarily the result of net income, totaling $3.31 million for the period, offset by dividends declared or paid of $801,188. During the first quarter of 2005, Columbia declared a dividend of $0.09 per share payable April 29, 2005, to shareholders of record as of April 15, 2005. With cash dividends paid and declared in 2005, approximately 24.19% of Columbia’s year-to-date earnings will have been returned to shareholders, with the remainder being retained in the form of shareholders’ equity for the purpose of leveraging future balance sheet growth. On May 30, 2004, Columbia’s Board of Directors approved a stock repurchase plan with an expiration date of June 30, 2005, and a stock repurchase limit of $1.0 million. Any repurchase plan will be conducted in the open market pursuant to the Securities Exchange Act Rule 10b-18 at the sole discretion of management. There were no repurchases as of March 31, 2005.

Liquidity

Columbia has adopted policies in order to address its liquidity requirements, particularly with respect to customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s main sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds, brokered certificates of deposit and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition, economic conditions and other factors.

The first three months of 2005, saw an increase in Columbia’s liquidity position as a result of deposit gathering efforts. Liquidity is determined by the aggregate of cash and due from banks, less vault cash, interest bearing deposits with other banks, held-to-maturity securities not pledged and maturing within three months and available-for-sale securities not pledged. Total measurable liquid assets were $94.71 million on March 31, 2005, as compared to $42.89 million on March 31, 2004. Historically, the first quarter experiences moderate to flat loan growth, which allows Columbia to reduce balances on borrowed funds and increase the overall liquidity position to prepare for the second and third quarter where loan growth is high. Management will continue to rely on retail branch deposit growth, but to a limited extent on brokered and wholesale certificates of deposit and other funding sources, as necessitated by liquidity needs.

The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first three months of 2005. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities increased by $317,860 during the first quarter of 2005, as compared to the same period in 2004, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Investing activities, consisting primarily of proceeds and sales of securities and the impact of net growth in loans increased by $30.95 million over the same period in 2004, the large change is due to flat loan growth during the first quarter of 2005 as opposed to the usually large loan demand experienced during the same period in 2004. Financing activities increased $15.30 million over the same period in 2004. This increase is due mostly to the increase in deposits over the first quarter 2005 as compared to the same period in 2004 and is offset by a reduction in brokered and wholesale time certificates of deposits and in notes payable, over the same period in 2004.

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

The following table presents Columbia’s various capital ratios as compared to regulatory minimums:

Capital Ratios:

		Well-	March 31, 2005	December 31, 2004
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	10.11%	9.80%
Total risk-based capital	8.00%	10.00%	11.36%	11.05%
Leverage ratio	4.00%	5.00%	9.04%	8.74%

Columbia intends to remain “well-capitalized” by regulatory definition. Regulatory capital levels historically are expected to trend down during the second and third quarters as loan demand increases. However, Management believes the decrease will not significantly affect Managements ability to pay cash dividends as well as open one to two additional branches over the next twelve to eighteen months.

Stock Repurchase Plan

On May 20, 2004, Columbia’s Board of Directors approved a plan to repurchase shares of Columbia common stock. Columbia authorized the repurchase program consistent with the Board of Directors view that such repurchases constituted a sound investment and use of Columbia’s shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of management. The repurchase plan authorizes Columbia to repurchase common stock valued at up to $1.0 million, until the expiration date, June 30, 2005, or sooner if the maximum authorized amount of shares is repurchased prior to that date and allows Management the ability to determine the number, timing and price of the shares of common stock repurchased. As of March 31, 2005, Columbia has not repurchased any stock under the stock repurchase plan.

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

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding, overdraft charge-offs and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 66.69% of Columbia’s loan portfolio is secured by real estate and a significant decrease in real estate values in Oregon and Washington may cause Management to increase the allowance for loan losses.

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

At March 31, 2005, Columbia had approximately $7.39 million in goodwill as a result of business combinations. Columbia adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. SFAS No. 142 requires Columbia to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Ongoing analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes regarding Columbia’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 41 in Columbia’s Form 10-K filing with the SEC on March 15, 2005, covering the fiscal year ended December 31, 2004.

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

PART II. - OTHER INFORMATION

ITEM 1. Legal Proceedings

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

Columbia River Bank v. Cascadia Revolving Fund, Wasco, Oregon County, Circuit Court Case No. CC04-217

This litigation arose from a dispute between Columbia and another lender, Cascadia Revolving Fund, over the validity of a subordination agreement relating to loans made to a borrower that ceased doing business in 2004. The issue is whether Cascadia Revolving Fund is entitled to recover from Columbia $150,000 in collateral liquidation proceeds. Columbia denies that it is liable to Cascadia and is contesting the claim, and has filed a motion for summary judgment. Trial is set for June 28th, 2005.

Columbia River Bank v. Anthony Glavin, et al., USDC (OR) Case No. 04-CV-1034-MO

Columbia commenced this action against three guarantors to recover the sum of $3,122,240 following the default of a commercial borrower. The defendants denied liability, but on February 18, 2005 the U.S. District Court for the District of Oregon allowed Columbia’s motion for summary judgment on its claims, and ruled against defendants on their counterclaims. Thereafter, in early March 2005 Columbia was able to negotiate a refinance of the debt and with two of the guarantors and a significant paydown of principal and default interest. The matter has been resolved to the satisfaction of management, and the refinanced loan is a performing asset on which management expects payment in full by the end of 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Columbia’s security holders in the quarter ended March 31, 2005.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999).

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998).

4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033.*

4.2	Form of Floating Rate Junior subordinated Debt Security due 2033.*

10.1	Split Dollar Agreement between R. Shane Correa and Columbia River Bank.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Incorporated by reference to Columbia Bancorp’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: May 3, 2005	/s/ Roger L. Christensen

Roger L. Christensen
President & Chief Executive Officer

Dated: May 3, 2005	/s/ Greg B. Spear

Greg B. Spear
Executive Vice President & Chief
Financial Officer