Form 10-K/A
period 2004-12-31
COLUMBIA BANCORP \OR\
filed 2005-05-11
CIK 1010002

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 8,851,588 shares of no par value common stock on February 16, 2005.

PART II
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Explanatory Note

Columbia Bancorp is amending Part II, Item 8 and Part IV, Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2004 to include a change to the the Report of Registered Independent Registered Public Accounting Firm to modify the date of the Report and to Exhibit 23.1 to modify the date of report of its independent auditors and other minor language changes included in Exhibit 23.1 the Consent of Independent Auditors. Part II, Item 8 and Part IV, Item 15 are included in their entireties, but no other changes have been made to Item 8 or Item 15 or any other exhibit.

PART II

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

Columbia Bancorp - 2

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
March 14, 2005

3 - Columbia Bancorp

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

Columbia Bancorp - 4

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

5 - Columbia Bancorp

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

Columbia Bancorp - 6

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

7 - Columbia Bancorp

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

Columbia Bancorp - 8

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

9 - Columbia Bancorp

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

Columbia Bancorp - 10

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

11 - Columbia Bancorp

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

Columbia Bancorp - 12

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

13 - Columbia Bancorp

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

Columbia Bancorp - 14

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

15 - Columbia Bancorp

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

Columbia Bancorp - 16

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

17 - Columbia Bancorp

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

Columbia Bancorp - 18

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

19 - Columbia Bancorp

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

Columbia Bancorp - 20

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

21 - Columbia Bancorp

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

Columbia Bancorp - 22

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

23 - Columbia Bancorp

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

Columbia Bancorp - 24

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

25 - Columbia Bancorp

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

Columbia Bancorp - 26

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

27 - Columbia Bancorp

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

Columbia Bancorp - 28

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

29 - Columbia Bancorp

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

Columbia Bancorp - 30

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

31 - Columbia Bancorp

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

Columbia Bancorp - 32

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

33 - Columbia Bancorp

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Exhibits.

(i)	Report of Independent Registered Public Accounting Firm

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

(vi)	Notes to Consolidated Financial Statements

The following documents are being filed with, or incorporated by reference into, Columbia Bancorp’s Form 10-K/A for the year ended December 31, 2004 and filed with the Securities and Exchange Commission.

Columbia Bancorp - 34

3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999.)

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998.)

4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033.*

4.2	Form of Floating Rate Junior subordinated Debt Security due 2033.*

10.1+	Employment Agreement between Roger L. Christensen and Columbia Bancorp dated April 15, 2004. (Incorporated herein by reference to Exhibit 10.1 to Columbia’s quarterly report on Form 10-Q for the period ended June 30, 2004.)

10.2+	Employment Agreement between James C. McCall and Columbia River Bank dated April 15, 2004. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s quarterly report on Form 10-Q for the period ended June 30, 2004.)

10.3+	Employment Agreement between Craig J. Ortega and Columbia River Bank dated April 15, 2004.*

10.4+	Employment Agreement between Britt W. Thomas and Columbia River Bank dated April 15, 2004. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s quarterly report on Form 10-Q for the period ended September 30, 2004.)

10.5+	Deferred Compensation Agreement of April 1, 1999 between Terry L. Cochran and Columbia Bancorp. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.6+	Columbia Bancorp Restated Employee Stock Ownership Plan and Trust Agreement (1999 Restatement). (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Annual Report on Form 10-K for the year ended December 31, 1999.)

10.7+	Executive Salary Continuation Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.8+	Executive Bonus Deferral Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.9+	Split Dollar Agreement between Columbia River Bank and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.3 to Columbia’s Periodic Report on Form 10-Q for the period ended September 20, 2002.)

10.10+	Phantom Stock Agreement between Columbia Bancorp and Roger L. Christensen. (Incorporated herein by reference to Exhibit 10.4 to Columbia’s Periodic Report on Form 10-Q for the period ended September 30, 2002.)

10.11+	Executive Salary Continuation Agreement between Columbia River Bank and James C. McCall. (Incorporated herein by reference to Exhibit 10.11 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

35 - Columbia Bancorp

10.12+	Executive Bonus Deferral Agreement between Columbia River Bank and James C. McCall. (Incorporated herein by reference to Exhibit 10.12 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.13+	Split Dollar Agreement between Columbia River Bank and James C. McCall. (Incorporated herein by reference to Exhibit 10.13 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.14+	Executive Salary Continuation Agreement between Columbia River Bank and Craig J. Ortega. (Incorporated herein by reference to Exhibit 10.14 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.15+	Executive Bonus Deferral Agreement between Columbia River Bank and Craig J. Ortega. (Incorporated herein by reference to Exhibit 10.15 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.16+	Split Dollar Agreement between Columbia River Bank and Craig J. Ortega. (Incorporated herein by reference to Exhibit 10.16 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.17+	Executive Salary Continuation Agreement between Columbia River Bank and Britt W. Thomas. (Incorporated herein by reference to Exhibit 10.17 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.18+	Executive Bonus Deferral Agreement between Columbia River Bank and Britt W. Thomas. (Incorporated herein by reference to Exhibit 10.18 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.19+	Split Dollar Agreement between Columbia River Bank and Britt W. Thomas. (Incorporated herein by reference to Exhibit 10.19 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.20+	Executive Salary Continuation Agreement between Columbia River Bank and Greg B. Spear. (Incorporated herein by reference to Exhibit 10.20 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.21+	Executive Bonus Deferral Agreement between Columbia River Bank and Greg B. Spear. (Incorporated herein by reference to Exhibit 10.21 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.22+	Split Dollar Agreement between Columbia River Bank and Greg B. Spear. (Incorporated herein by reference to Exhibit 10.22 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.23+	Employment Agreement between R. Shane Correa and Columbia River Bank dated May 15, 2003. (Incorporated herein by reference to Exhibit 10.3 to Columbia’s quarterly report on Form 10-Q for the period ended September 30, 2004.)

10.24+	Employment Agreement between Greg B. Spear and Columbia Bancorp dated April 15, 2004. (Incorporated herein by reference to Exhibit 10.1 to Columbia’s quarterly report on Form 10-Q for the period ended September 30, 2004.)

10.25+	Columbia Bancorp 1999 Stock Incentive Plan (Amended 2002) (Incorporated herein by reference to Exhibit 4.2 to Columbia’s report S-8 Securities to be offered to employees in employee benefit plans filed January 28, 2005.)

10.26+	Executive Salary Continuation Agreement between Columbia River Bank and R. Shane Correa.*

Columbia Bancorp - 36

13.1	Annual Report to Shareholders for the Year Ended December 31, 2004.*

21.1	List of Subsidiary.*

23.1	Consent of Moss Adams, LLP.**

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).**

31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.**

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.**

+	Management contract, plan or arrangement.

*	Incorporated by reference to Columbia Bancorp’s Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 15, 2005.

**	Included as an exhibit to Columbia Bancorp’s Form 10-K/A for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

37 - Columbia Bancorp

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLUMBIA BANCORP

DATED: May 6, 2005	By: Roger L. Christensen, President & C.E.O – Columbia and CRB

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED: May 6, 2005	By: Roger L. Christensen, President & C.E.O – Columbia and CRB

CHIEF FINANCIAL OFFICER

DATED: May 6, 2005	By: Greg B. Spear, Chief Financial Officer and Chief Accounting Officer – Columbia and CRB

DIRECTORS:

DATED: May 6, 2005	By: Richard E. Betz, Director and Chairman

DATED: May 6, 2005	By: Charles F. Beardsley, Director

Columbia Bancorp - 38

DATED: May 6, 2005	By: Richard E. Betz, Director

DATED: May 6, 2005	By: William A. Booth, Director

DATED: May 6, 2005	By: Lori R. Boyd, Director

DATED: May 6, 2005	By: Dennis L. Carver, Director

DATED: May 6, 2005	By: Terry, L. Cochran, Director

DATED: May 6, 2005	By: James J. Doran, Director

DATED: May 6, 2005	By: Jean S. McKinney, Director

DATED: May 6, 2005	By: Donald T. Mitchell, Director

39 - Columbia Bancorp