Form 10-Q
period 2005-06-30
COLUMBIA BANCORP \OR\
filed 2005-08-03
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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
YES ☑           NO ☐
At July 28, 2005, there were 8,928,912 shares of common stock of Columbia Bancorp outstanding.

COLUMBIA BANCORP
FORM 10-Q
June 30, 2005

PART I. — FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s report on Form 10-K for the year ended December 31, 2004, and the notes and other textual information included herewith.
ITEM 1. Financial Statements
Consolidated Financial Statements of Columbia Bancorp and Subsidiary
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$26,562,308	$25,527,270
Interest bearing deposits with other banks	12,560,447	12,165,712
Federal funds sold	48,532,714	20,285,817

Total cash and cash equivalents	87,655,469	57,978,799

Investment securities available-for-sale	18,359,469	24,573,394
Investment securities held-to-maturity	17,996,994	17,789,481
Equity securities	609,951	605,594
Restricted equity securities	2,439,100	2,429,200

Total investment securities	39,405,514	45,397,669

Loans held-for-sale	7,479,322	2,517,182
Loans, net of allowance for loan losses and unearned loan fees	608,747,097	571,607,850
Property and equipment, net of accumulated depreciation	15,145,996	15,222,622
Accrued interest receivable	5,416,369	4,107,806
Goodwill	7,389,094	7,389,094
Mortgage servicing asset, net of accumulated amortization and valuation allowance	—	2,162,654
Other assets	7,698,770	8,988,842

Total assets	$778,937,631	$715,372,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$205,377,898	$172,421,947
Interest bearing demand deposits	245,370,746	211,239,408
Savings accounts	39,448,404	35,926,117
Time certificates	178,692,902	187,356,091

Total deposits	668,889,950	606,943,563

Notes payable	27,915,882	34,889,564
Accrued interest payable and other liabilities	6,170,306	3,538,413
Junior subordinated debentures	4,124,000	4,124,000

Total liabilities	707,100,138	649,495,540

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,922,360 issued and outstanding (8,839,151 at December 31, 2004)	33,014,096	32,140,776
Retained earnings	38,966,199	33,816,489
Accumulated other comprehensive loss, net of taxes	(142,802)	(80,287)

Total shareholders’ equity	71,837,493	65,876,978

Total liabilities and shareholders’ equity	$778,937,631	$715,372,518

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
INTEREST INCOME

Interest and fees on loans	$12,068,683	$10,045,518	$23,546,405	$19,323,932
Interest on investments:
Taxable investment securities	174,428	92,483	351,325	183,799
Nontaxable investment securities	147,344	152,981	300,210	307,641
Other interest income	324,608	61,059	689,609	143,580

Total interest income	12,715,063	10,352,041	24,887,549	19,958,952

INTEREST EXPENSE

Interest on interest bearing deposit and savings accounts	850,810	270,284	1,591,768	560,867
Interest on time deposit accounts	1,438,330	968,605	2,846,017	1,884,256
Other borrowed funds	353,906	315,812	716,628	576,369

Total interest expense	2,643,046	1,554,701	5,154,413	3,021,492

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	10,072,017	8,797,340	19,733,136	16,937,460
PROVISION FOR LOAN LOSSES	650,000	1,390,000	850,000	2,090,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,422,017	7,407,340	18,883,136	14,847,460

NON-INTEREST INCOME

Service charges and fees	1,190,673	1,191,731	2,363,489	2,247,305
Mortgage Team revenues, net of expenses	723,347	105,961	1,344,200	156,462
Credit card discounts and fees	116,973	113,499	229,959	218,512
CRB Financial Services Team revenues	156,230	166,037	299,985	301,862
Other non-interest income	796,620	339,470	1,049,669	573,683

Total non-interest income	2,983,843	1,916,698	5,287,302	3,497,824

NON-INTEREST EXPENSE

Salaries and employee benefits	4,044,109	3,107,765	7,731,207	6,308,439
Occupancy expense	762,838	601,984	1,560,162	1,198,293
Credit card processing fees	32,631	31,177	60,947	56,934
Data processing expense	122,613	140,560	222,533	254,719
Other non-interest expenses	2,014,594	1,792,113	3,973,166	3,726,500

Total non-interest expense	6,976,785	5,673,599	13,548,015	11,544,885

INCOME BEFORE PROVISION FOR INCOME TAXES	5,429,075	3,650,439	10,622,423	6,800,399

PROVISION FOR INCOME TAXES	1,987,042	1,335,554	3,867,767	2,468,906

NET INCOME	3,442,033	2,314,885	6,754,656	4,331,493

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES

Unrealized holding gains (losses) arising during the period	116,177	(92,573)	(63,416)	(126,264)
Reclassification adjustment for losses included in net income	901	57,588	901	50,624

Total other comprehensive income (loss), net of taxes	117,078	(34,985)	(62,515)	(75,640)

COMPREHENSIVE INCOME	$3,559,111	$2,279,900	$6,692,141	$4,255,853

Earnings per share of common stock
Basic	$0.39	$0.26	$0.76	$0.49
Diluted	$0.38	$0.26	$0.74	$0.48
Weighted average common shares outstanding	8,905,324	8,787,417	8,886,871	8,778,062
Basic	8,905,324	8,787,417	8,886,871	8,778,062
Diluted	9,134,193	9,005,326	9,111,222	9,028,581
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$6,754,656	$4,331,493
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale or write-down of property and equipment	33,551	98,064
Net loss on sale or call of investments	1,421	79,849
Depreciation on property and equipment	819,021	702,625
Amortization of mortgage servicing asset	116,972	1,059,974
Federal Home Loan Bank stock dividend	(9,900)	(48,700)
Provision for loan losses	850,000	2,090,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(1,308,563)	(1,030,259)
Other assets	(3,515,808)	(1,239,418)
Accrued interest payable and other liabilities	2,931,763	6,403,485

NET CASH FROM OPERATING ACTIVITIES	6,673,113	12,447,113

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	100,000	3,000,000
Proceeds from the maturity of available-for-sale securities	8,000,000	5,000,000
Proceeds from the maturity of held-to-maturity securities	1,703,897	938,954
Purchases of held-to-maturity securities	(1,966,167)	—
Purchases of available-for-sale securities	(1,964,534)	(8,506,158)
Net change in loans made to customers	(38,073,700)	(99,237,790)
Proceeds from the sale of mortgage servicing asset	1,837,503	—
Proceeds from the sale of restricted equity securities	—	483,100
Proceeds from the sale of other real estate owned	188,896	41,500
Payments made for purchase of property and equipment	(780,389)	(1,183,254)

NET CASH FROM INVESTING ACTIVITIES	(30,954,494)	(99,463,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	70,609,577	23,110,353
Net change in from time deposits	(8,663,189)	28,834,772
Net (decrease) increase in notes payable	(6,973,682)	21,388,526
Cash paid for dividends and fractional shares	(1,597,458)	(1,578,740)
Proceeds from stock options exercised and sales of common stock	582,803	371,834
Repurchase of common stock	—	(226,229)

NET CASH FROM FINANCING ACTIVITIES	53,958,051	71,900,516

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,676,670	(15,199,019)
CASH AND CASH EQUIVALENTS, beginning of period	57,978,799	53,866,193

CASH AND CASH EQUIVALENTS, end of period	$87,655,469	$38,667,174

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$6,531,666	$2,760,594
Taxes paid in cash	$4,176,000	$2,365,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(62,515)	$(75,640)
Cash dividend declared and payable after quarter-end	$803,012	$791,225
Transfer of loans to other real estate owned	$84,453	$1,394,770
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity

BALANCE, December 31, 2003	8,750,582	$31,520,099	$26,252,366	$31,999	$57,804,464

Stock options exercised	101,069	725,193	—	—	$725,193
Income tax benefit from stock options exercised	—	121,713	—	—	121,713
Stock repurchase	(12,500)	(226,229)	—	—	(226,229)
Cash dividends paid	—	—	(2,375,043)	—	(2,375,043)
Cash dividends declared	—	—	(795,524)	—	(795,524)
Net income and comprehensive income	—	—	10,734,690	(112,286)	10,622,404

BALANCE, December 31, 2004	8,839,151	$32,140,776	$33,816,489	$(80,287)	$65,876,978

Stock options exercised	83,209	$582,803	$—	$—	$582,803
Income tax benefit from stock options exercised	—	290,517	—	—	290,517
Cash dividends paid	—	—	(801,934)	—	(801,934)
Cash dividends declared	—	—	(803,012)	—	(803,012)
Net income and comprehensive income	—	—	6,754,656	(62,515)	6,692,141

BALANCE, June 30, 2005	8,922,360	$33,014,096	$38,966,199	$(142,802)	$71,837,493

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Principles of Consolidation

The interim consolidated financial statements include the accounts of Columbia Bancorp (“Columbia” or the “Company”), an Oregon corporation and a registered financial holding company, and its wholly-owned subsidiary Columbia River Bank (“CRB”), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of results to be anticipated for the year ending December 31, 2005.

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

Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan using the intrinsic value-based method. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had compensation costs for Columbia’s grants under its stock-based compensation plan been determined consistent with the fair value-based method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share would approximate the pro forma amounts for the periods shown below:
FAS 123 Pro Forma Net Income:
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income, as reported	$3,442	$2,315	$6,755	$4,331

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5)	(17)	(197)	(48)

Pro forma net income	$3,437	$2,298	$6,558	$4,283

Earnings per share:
Basic — as reported	$0.39	$0.26	$0.76	$0.49
Basic — pro forma	$0.39	$0.26	$0.74	$0.49
Diluted — as reported	$0.38	$0.26	$0.74	$0.48
Diluted — pro forma	$0.38	$0.26	$0.72	$0.47
The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. Recently, the Financial Accounting Standards Board (FASB) announced the release of SFAS No. 123 (R), “Share-Based Payment.” The effect of this revision will require Columbia to begin recognizing the fair values of stock options granted as compensation cost on the date of grant or over the vesting period. SFAS 123 (R) will take effect beginning January 1, 2006. As permitted by SFAS 123, Columbia currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123 (R)’s fair value method may have a significant impact on our future results of operations, although it is expected to have no impact on our overall financial position. The actual impact of adoption of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

4.	Loans and Allowance for Loan Losses

Columbia does not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default for 90 days or more, unless the loan is well-secured and in the process of collection. Further, Columbia may place on non-accrual status loans that are not contractually past due or that are deemed fully collateralized to promote better oversight and review of loan arrangements. Loans on non-accrual status at June 30, 2005 and December 31, 2004, were $347,145 and $4.20 million, respectively. A single real estate secured loan in the amount of $3.10 million comprised the majority of loans on non-accrual status as of December 31, 2004. Columbia obtained resolution from the guarantors of this loan during the first quarter of 2005, which accounts for the majority of the decrease in non-accrual loans as of June 30, 2005.

At June 30, 2005, Columbia held no assets acquired through loan foreclosure or recovery activities, known as other real estate owned (“OREO”), a decrease from the $100,000 in this asset category as of December 31, 2004. Proceeds for the sale of OREO were $186,896 and $41,500 for the six months ended June 30, 2005 and 2004, respectively. Additionally, at June 30, 2005, Columbia had one loan in the amount of $46,890 that was considered a restructured loan upon which the interest rate or payment schedule had been modified from original terms or restructured to accommodate borrowers’ weakened financial positions. Columbia had not identified any restructured loans as of December 31, 2004.

5.	Mortgage Servicing Asset

The following table presents an overview of key mortgage servicing asset balances and ratios as of the dates indicated:
Mortgage Servicing:
(dollars in thousands)

	Three Months Ended
	June 30, 2005	December 31, 2004	June 30, 2004
Mortgage servicing asset, net	$—	$2,163	$2,724
Mortgage loans serviced	$—	$333,742	$375,685
Number of mortgage loans serviced	—	2,989	3,245
Mortgage servicing asset multiple	0.00%	0.65%	0.73%
Management made the strategic decision to discontinue selling mortgage loans with servicing retained, beginning in 2004. Subsequently, during the second quarter of 2005, Columbia sold the mortgage servicing asset (“MSA”). The MSA was an asset representing the estimated net present value of Columbia’s mortgage servicing rights income for mortgage loans originated by Columbia River Bank Mortgage Team (“Mortgage Team”) and subsequently sold to third party investors. The book value of the mortgage servicing asset (“MSA”) on the effective sales date of April 29, 2005, was $2.05 million, which represented approximately $307.14 million of aggregate unpaid principal balance of mortgage loans serviced by Columbia. After adjustments for delinquencies, current month pay-offs and fees, the adjusted sales price was $3.02 million.

The transfer date of the mortgage servicing asset was May 31, 2005. The sale of the mortgage servicing asset, after consideration for all anticipated expenses, adjustments for mortgage pre-payments and the brokerage fee, resulted in an initial gain $560,588 during the second quarter of 2005. The total amount of gain will not be determined until the mortgage prepayment exposure period has closed on August 30, 2005. The mortgage prepayment exposure represents the speeds in which mortgages prepay, often due to fluctuations with interest rates. Exposure is greatest at the beginning of the time period which began on the sale date and will close on August 30, 2005. At the time of the filing of this report, Management estimates the additional amount of gain will be in a range of $20,000 to $50,000 for the third quarter of 2005.

6.	Segment Information

Columbia operates two primary segments — the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, CRB, which operates 17 bank branches in Oregon and three bank branches in Washington. CRB offers loan, investment, and deposit products to its customers who range from individuals to companies of varying sizes representing agricultural, real estate development and other commercial industries. The mortgage banking segment consists of the Mortgage Team, headquartered in Bend, Oregon, with dedicated loan officers located in 13 of CRB’s Oregon and Washington branches. The Mortgage Team offers a full range of mortgage lending services and products to its clients.

Financial information that Columbia’s Management uses to evaluate its reportable segments and the reconciliation to Columbia’s consolidated financial statements are summarized as follows:
Segment Information:
(dollars in thousands)

	Community	Mortgage
	Banking	Banking	Consolidated
Six Months Ended June 30, 2005:
Net interest income before provision for loan losses	$19,692	$41	$19,733
Non-interest income	3,290	1,997	5,287
Depreciation on property and equipment	789	30	819
Mortgage servicing asset amortization	—	117	117
Income (loss) before provision for income taxes	9,824	799	10,623
Total assets	769,272	9,666	778,938

Six Months Ended June 30, 2004:
Net interest income before provision for loan losses	$16,831	$106	$16,937
Non-interest income	2,056	1,442	3,498
Depreciation on property and equipment	665	38	703
Mortgage servicing asset amortization	—	1,060	1,060
Income (loss) before provision for income taxes	7,410	(610)	6,800
Total assets	659,807	6,982	666,789
7.	Earnings Per Share

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

In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment.” This statement replaces existing requirements under SFAS No. 123 “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense in the income statement based on their fair values at the date of grant. The fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective beginning January 1, 2006. At this time, Columbia does not believe the future impact on earnings to be materially different than what has historically been reported as the pro forma effect to income in Note 3 included herein and in Note 1 to Columbia’s December 31, 2004, consolidated financial statements contained in Form 10-K. The impact to operating and financing cash flows is not considered to be material to the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains various forward-looking statements about plans and anticipated results of operations and financial condition relating to Columbia Bancorp. These statements include statements about Management’s present plans and intentions about our strategy, growth, and deployment of resources, and about Management’s expectations for future financial performance. Readers can sometimes identify forward-looking statements by the use of prospective language and context, including words like “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Because forward-looking statements are, in part, an attempt to project future events and explain Management’s current plans, they are subject to various risks and uncertainties that could cause our actions and our financial and operational results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, our ability to estimate accurately the value of certain of our intangible assets, economic and other factors that affect the collectibility of our loans, the impact of competition and fluctuations in market interest rates on Columbia’s revenues and margins, Management’s ability to open and generate growth from new branches, and other risks and uncertainties that we have in the past, or that we may from time to time in the future, detail in our filings with the Securities and Exchange Commission (“SEC”). Information presented in this report is accurate as of the date the report was filed with the SEC, and we cannot undertake to update our forward-looking statements or the factors that may cause us to deviate from them, except as required by law.
OVERVIEW
Columbia Bancorp is an Oregon corporation and a registered financial holding company. Our common stock is traded on the NASDAQ Stock MarketTM under the symbol “CBBO”. The majority of our income is derived from, and the majority of our assets are held in, our wholly-owned subsidiary, Columbia River Bank, which is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. When we speak of our financial condition and results of operations, we sometimes use the term “Columbia” to refer to the bank and the holding company on a consolidated basis. Columbia River Bank operates 20 branches in Oregon and Washington. In addition to these community-oriented branches, mortgage lending services are provided through the Columbia River Bank Mortgage Team and brokerage services through the CRB Financial Services Team.
At June 30, 2005, our assets totaled $778.94 million and shareholders’ equity was $71.84 million. For the first six months of 2005, our net income was $6.75 million, or $0.74 per diluted common share, which represents an increase of $2.42 million, or 55.94%, compared to the first six months of 2004. Net income for the three months ended June 30, 2005, was $3.44 million, or $0.38 per diluted common share, an increase over the same period in 2004, of $1.13 million or 48.69%. The increase in net income for the six months ended June 30, 2005, was the result of several factors. The most significant factors were:
•	the reduction of provision for loan losses by $1.24 million over the same period in 2004, due to improved loan quality, a reduction in charged-off loans and controlled loan growth;

•	an increase in interest and fees on loans due to a steady upward movement of interest rates on variable interest loans, which was partially offset by a similar increase in deposit interest expense;

•	the collection during the first quarter of 2005, of approximately $442,000 of interest and fees associated with one loan that had been on non-accrual status since the third quarter of 2004, of which approximately $336,000 of the interest collected was due from 2004;

•	the recognized gain on the sale of the mortgage servicing asset of $560,588 during the second quarter and;

•	a year-to-date increase in Mortgage Team revenue of $1.19 million.

These increases in income or reductions of expenses were offset by an increase in non-interest expense primarily attributable to increased salary and employee benefits expense related to higher incentive compensation accruals over the same period in 2004, as wells as to occupancy expenses related to branch expansion. We believe these expenses will continue to trend upward for the remainder of 2005. For purposes of illustration, for the six months of 2005 excluding the one-time benefits from the sale of the MSA and collection of interest from 2004, as described above, the net income would have been $6.19 million, or $0.68 per diluted share an increase of 42.84%, compared to net income in the first six months of 2004. Net income for the three months ended June 30, 2005, would have been $3.09 million, or $0.34 per diluted common share, representing an increase of $772,584, or 33.37% over the comparable period last year.
The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the		As of and for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Return on average assets	1.86%	1.48%	1.85%	1.43%
Return on average equity	19.51%	15.50%	19.69%	14.66%
Net interest margin, tax equivalent basis	5.90%	6.19%	5.86%	6.20%
Efficiency ratio	54.92%	52.96%	54.15%	56.49%

Net income	$3,442	$2,314	$6,755	$4,331
Total loans, gross (1)			626,449	568,980
Total assets			778,938	666,789
Deposits			668,890	548,303

Book value per common share			$8.05	$6.90
Tangible book value per common share			7.22	5.75

(1) Loans include portfolio and loans held for sale and exclude allowance for loan losses and unearned loan fees.
We sometimes refer, in this report, to our Executive Management Team collectively as “Management”. Their goal is to grow our earning assets while maintaining a high return on equity and high asset quality. The key to this, in Management’s view, is to emphasize personalized, quality banking products and services for our customers, to hire and retain high performing, experienced branch and administrative personnel and to respond quickly to customer demand and growth opportunities. Management also intends to increase penetration in our existing markets, and to expand into new markets through suitable acquisitions and new branch openings for our primary operating subsidiary, Columbia River Bank. Additionally, we are exploring the possibility of land development opportunities as a possible means to leverage excess capital. Management is also considering an agreement with a broker for the generation of commercial real estate loans with the ability to either, hold, sell and/or to participate loans under a special arrangement.
In late 2004, we made a strategic shift in our branch reporting structure, appointing four regional managers to oversee three to five branches within each identified region. These Regional Managers are focused on the delivery of retail products to their markets. Management believes each of these regions have unique characteristics, strengths and competitive opportunities. By making this change, Management anticipates gaining greater synergies by focusing on each region and building on those strengths and opportunities specific to that area. Additionally, we have begun to staff each region with a senior level credit officer to oversee loan quality and loan production in those specific markets.

In April 2005, we announced an application had been filed with the FDIC, to open an additional branch in The Dalles, Oregon, to be known as the Cherry Heights Branch. It is located in a shopping complex immediately west of the downtown area and is scheduled to open during the fourth quarter of 2005. We will continue the operation of our Westside Branch located in the Safeway store adjacent to this site. Management believes this new branch will be a strong addition to Columbia River Bank’s presence in our hometown, making it the third office in the community and the sixth branch in the Columbia River Gorge area. The focus of this branch will be to expand our dominant presence in The Dalles by providing a more convenient banking alternative to the consumer. The branch will feature a coffee shop and a five-lane drive through with two drive-up ATMs. This will be the only financial institution in The Dalles with more than two drive-up lanes, and is expected to relieve pressure from our downtown office.
We will be moving our Kennewick branch to a new location in the Tri-Cities area. This region consists of the Washington cities of Richland, Kennewick and Pasco. The name will be changed to the Meadow Springs Branch and it will be our flagship branch serving all of the Tri-Cities Market. The 10,000 square foot facility will house a full service bank branch on the first floor and our Tri-Cities Business Banking Team on the second floor. In order to serve the retail customers more conveniently, the branch will have a five lane drive-up with two ATM’s.
Recently, Columbia began construction on our Pasco Branch which will be located on Route 68 next to the TRAC Convention Center in Pasco. The branch will primarily serve the northwestern portion of the Tri-Cities area and will focus on small business relationships and expanding our consumer product base. This branch will be opened in the first quarter of 2006. The 2,900 square foot full service branch will further expand our ability to serve the Tri-Cities Market. This branch will also have a four lane drive up with two drive-up ATMs, features aimed at further expanding our core deposits.
MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Columbia’s assets are comprised primarily of loans made to customers with the expectation of receipt of interest and principal through repayment from the customer, as well as operating cash and various investment securities.
Investment Securities
Investment securities totaled $39.41 million as of June 30, 2005, a decrease of $5.99 million, or 13.20%, compared to December 31, 2004. The decrease in investment securities resulted from the maturity of short term agency securities in the amount of $7.0 million, which was partially offset by the purchase of securities for use as collateral. The investment securities portfolio contains bank-qualified municipal securities, debt issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Qualifying available-for-sale securities as well as held-to-maturity securities may be pledged as collateral for public agency deposits. At June 30, 2005, $21.12 million, or 53.61%, of the portfolio was pledged, compared to $17.06 million, or 37.58%, at December 31, 2004, and $15.0 million, or 48.95%, at June 30, 2004.
Unrealized losses on available-for-sale and equity securities at June 30, 2005, were $157,075 or $99,586 net of tax, compared to a loss of $82,602, or $52,370 net of tax, and $139,727, or $86,685 net of tax, at December 31, 2004, and June 30, 2004, respectively. The unrealized loss as of June 30, 2005, is attributed to an overall increase in interest rates since the beginning of the year and Management, at this time, has no plans to liquidate the available-for-sale securities.

Loans
Columbia’s loan portfolio reflects Management’s efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which Columbia does business. Loan products include construction, land development and real estate loans, commercial loans, consumer loans, agriculture loans and credit cards loans.
Over the last few years, construction, land development and commercial real estate concentrations have grown to represent 66.38% of our loan portfolio. Management believes high growth rates in the real estate loan portfolio during 2004, resulting from continued low interest rates, strong regional real estate markets, relatively weak stock market performance and the fear of rising interest rates, will likely not be replicated in the near term. As a result, investors should not expect annual growth rates in this portion of the portfolio greater than what was experienced during the past few years. Columbia is protected against potential downturns in the real estate lending markets by its ability to buy commercial real estate loans on the secondary market during periods when loan levels do not meet Management’s internal expectations and by the volume of loans that can be produced through our loan production office.
Columbia also participates in non-real estate agricultural lending. This segment makes up approximately 14% of the total loan portfolio and employs lenders that have developed a high level of expertise in underwriting and monitoring these types of loans. This focus has provided opportunities into markets that traditionally have been neglected due to the perception that these types of loans carry higher risk than more traditional lending. Columbia has mitigated these risks by hiring experienced agricultural lenders and consultants, by diversifying the loan portfolio across 15 different commodity types, and by maintaining Preferred Lender Status with the Farm Service Agency. This status allows participation in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% of qualified loans. Approximately 10% of Columbia’s agricultural loans are guaranteed through this program; however, these guaranties are limited and readers should not infer that these loans are without credit risk.
Columbia’s net loan portfolio (excluding loans held for sale), at June 30, 2005, was $608.75 million, an increase of $37.14 million, or 6.50% over December 31, 2004, and an increase of $51.44 million, or 9.23%, over June 30, 2004. These numbers reflect flat loan growth during the first quarter and moderate loan growth during the second quarter representing a typical pattern based on historical performance for Columbia. Management believes CRB will experience moderate loan growth through the remainder of 2005 as agriculture, construction and commercial borrowing have historically increased in the third quarter. Construction and agricultural segments of the portfolio historically tend to show downward to flat trends during the late fall and winter months due to normal seasonal impacts of weather and operating cycles.
The Mortgage Team, a division of CRB, originates and funds single-family mortgage loans. These loans are normally committed for sale to mortgage investors, and are generally held by CRB for less than 30 days in an account titled “Loans held for sale” on the balance sheet. At June 30, 2005, loans held for sale totaled $7.48 million compared to $2.52 million and $1.87 million at December 31, 2004 and June 30, 2004, respectively. At June 30, 2005, $863,661 of loans held for sale exceeded 30 days on the balance sheet, consisting of four loans that are expected to be cleared by the end of July. The increase in loans held for sale resulted from an increase in mortgage production during the first six months of 2005, in which 230 loans were originated compared to 157 loans during the same period in 2004, a 46.50 % increase.

The following table presents CRB’s loan portfolio composition by loan type:
Loans:
(dollars in thousands)

	June 30, 2005		December 31, 2004		June 30, 2004
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Commercial loans	$97,956	16%	$93,618	16%	$95,287	17%
Agricultural loans	88,506	14%	79,224	14%	82,362	15%
Real estate loans	280,880	46%	247,045	44%	244,569	44%
Real estate loans — construction	130,007	21%	139,415	24%	121,836	22%
Consumer loans	13,576	2%	14,386	3%	16,256	3%
Other loans	8,045	1%	7,660	1%	6,797	1%

	618,970		581,348		567,107
Allowance for loan losses	(8,681)	-1%	(8,184)	-2%	(7,940)	-2%
Unearned loan fees	(1,542)	0%	(1,556)	0%	(1,856)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	608,747		571,608		557,311

Loans held for sale	7,479	1%	2,517	0%	1,873	0%

Total loans	$616,226	100%	$574,125	100%	$559,184	100%

Non-performing Assets
Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater than 90 days, restructured loans and other real estate owned (“OREO”). Columbia does not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Restructured loans are those for which the interest rate or payment schedules were modified from original terms to accommodate the borrower’s weakened financial condition. OREO represents assets held through loan foreclosure or recovery activities.
At June 30, 2005, Columbia’s total non-performing assets were $394,035, as compared to $4.32 million and $3.10 million at December 31, 2004, and June 30, 2004, respectively. The decrease in non-performing assets at June 30, 2005, is attributed to resolution in the first quarter by guarantors of a $3.12 million loan secured by commercial real estate. The loan was resolved with the guarantors subsequent to a ruling of summary judgment in Columbia’s favor in February 2005. After the guarantors paid down approximately $290,000 in principal and paid all interest, fees and charges due in full, totaling $442,000 of which $336,000 of the interest was from 2004, this loan was refinanced into the names of two of its guarantors. Columbia expects to be paid off in full by year-end 2005 through the earnings and the liquidation of the borrower’s assets. At this time, Management anticipates no further problems with this loan.

The following table presents information with respect to non-performing assets:
Non-performing Assets:
(dollars in thousands)

	June 30, 2005	December 31, 2004	June 30, 2004
Loans on non-accrual status	$347	$4,217	$1,615
Delinquent loans on accural status	—	—	—
Restructured loans	47	—	9

Total non-performing loans	394	4,217	1,624
Other real estate owned	—	100	1,436

Total non-performing assets	$394	$4,317	$3,060

Allowance for loan losses	$8,681	$8,184	$7,940

Ratio of total non-performing assets to total assets	0.05%	0.60%	0.46%
Ratio of total non-performing loans to total loans	0.07%	0.74%	0.29%
Ratio of allowance for loan losses to total non-performing assets	2203.07%	189.57%	259.48%
Allowance for Loan Losses
The allowance for loan losses allows Columbia to establish a reserve on the balance sheet that represents an estimate of potential losses associated with the loan portfolio and deposit account overdrafts as of the reporting date. The allowance for loan losses is evaluated based on a systematic approach each quarter. Increases to the allowance occur either through recoveries of previously charged off loans or through an expense that is charged to the provision for loan losses in the income statement. Decreases occur when loan or overdraft losses are recognized. Management determines the appropriateness and amount of these charges by assessing the risk potential in the portfolio on an ongoing basis. Beginning in 2005, in accordance with Financial Institution Letter (“FIL”) 11-2005 issued by FDIC, Columbia also includes an analysis of demand deposit overdrafts in the calculation for allowance for loan losses.
This risk potential is primarily calculated as a percentage of the outstanding balance of loans that are adversely classified or are in a troubled state as identified by Columbia’s internal risk rating system. Columbia also establishes a portion of the allowance for loan losses based on the balance of the remaining loans in the portfolio that are not classified. Different percentages, based on standards established by regulatory agencies and tested against the historic loss experience of Columbia, are assigned according to industry and collateral type. The historic losses from deposit overdrafts have been minimal and the risk potential of outstanding overdrafts is calculated based on factors developed from that history. In addition, Management reviews current regional and national economic conditions and trends, specific economic circumstances that may affect borrowers’ individually and collectively, and various other factors that Management considers appropriate for allocation to specific loans or loan categories.
When a loan, or a portion of a loan, is determined to be uncollectible, it is “charged-off” which means it is removed, in whole or in part, from the balance sheet, and the reduction is charged against the allowance for loan losses. Recoveries of amounts previously charged-off are increases to the allowance for loan losses. Overdraft charge-offs are handled in the same manner.
As a percentage of average loans outstanding at year-end, Columbia’s allowance for loan losses has ranged between 0.84% and 1.64% over the 10-year period 1995 through 2004, and has averaged 1.35%, on an annual basis. As of June 30, 2005, Columbia’s allowance for loan losses was 1.39% of outstanding loans, including loans held for sale. Management believes the allowance for loan losses is adequate based on its assessment of the factors, conditions and calculations described above. Columbia’s net charge-offs (charge-offs less recoveries) for the first six months of 2005, were lower by approximately $409,000 over the same period in 2004, due to improved loan quality and an improved economy. Management believes total net charge-offs for the year will compare favorably with the historic 10 year average range of between 0.20% and 0.25% of average gross loans. At this point in time, 2005 net charge offs are approximately .058 as a percentage of average gross loans or an annualized pace of .12 as a percentage of average gross loans.
The following table presents activity in allowance for loan losses:
Allowance for Loan Loss:
(dollars in thousands)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period	$8,249	$6,876	$8,184	$6,612
Charge-offs:
Commercial	55	202	77	459
Real estate	—	95	8	116
Agriculture	133	—	156	—
Consumer loans	55	33	100	122
Credit card and related accounts	19	23	43	101
Demand deposit overdrafts	47	—	77

Total charge-offs	309	353	461	798

Recoveries:
Commercial	36	23	39	26
Real estate	9	—	9	—
Agriculture	—	—	4	—
Consumer loans	8	1	14	4
Credit card and related accounts	—	3	3	6
Demand deposit overdrafts	38	—	39

Total recoveries	91	27	108	36
Provision for loan losses	650	1,390	850	2,090

Balance at end of period	$8,681	$7,940	$8,681	$7,940

Mortgage Servicing Asset
On April 29, 2005, Columbia completed an agreement with a buyer for the sale of its mortgage servicing asset. The book value of the mortgage servicing asset at the time of sale was $2.05 million. After adjustments for delinquencies, current month pay-offs and fees, the adjusted sales price was $3.02 million, which resulted in an initial gain of $560,588, during the second quarter of 2005. The transfer date of the mortgage servicing asset was May 31, 2005. The total amount of gain will not be determined until the mortgage prepayment exposure period has closed on August 30, 2005. The mortgage prepayment exposure represents the speeds in which mortgages prepay due to fluctuations with interest rates. Exposure is greatest at the beginning of the time period which began on the sale date and will close on August 30, 2005. At the time of the filing of this report, Management believes the additional amount of gain will be in a range of $20,000 to $50,000 for the third quarter of 2005.

The following table presents a reconciliation for CRB’s mortgage servicing asset for the six and twelve month periods presented:
Mortgage Servicing Asset Reconciliation:
(dollars in thousands)

	June 30, 2005	December 31, 2004	June 30, 2004
Mortgage servicing asset (“MSA”), beginning	$2,163	$3,691	$3,691
Add servicing retained premiums	—	93	92
Deduct MSA amortization	(117)	(1,621)	(1,059)
Deduct MSA valuation adjustments	—	—	—
Deduct sale of MSA	(2,046)	—	—

Mortgage servicing asset, ending	$—	$2,163	$2,724

LIABILITIES
Columbia’s liabilities are comprised primarily of its obligation to repay customers’ deposits on demand (for “demand deposits”) or at a stated time in the future (for “time deposits”), debt and interest accrued thereon and obligations to pay interest and, at maturity, principal on the “trust preferred securities” issued by Columbia Bancorp Trust I.
Deposits
Columbia offers various deposit accounts, including interest bearing checking, savings, money market, certificates of deposit and non-interest bearing checking accounts. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Deposits are Columbia’s primary source for funding loan growth. Columbia strives to fund operations with non-interest bearing demand deposits, a strategy which will improve the net interest margin, defined as the difference between interest income and interest expense as a percentage of average earning assets.
At June 30, 2005, Columbia had $668.89 million in total deposits, which represented an increase of $61.95 million or 10.21% over December 31, 2004 and an increase of $120.59 million or 21.99% over June 30, 2004. Deposit account growth in the first six months of 2005 has occurred primarily in non-interest and interest bearing demand accounts. This increase in demand deposits was partially offset by a decrease of $8.66 million, or 4.62%, in time certificates of deposit during the same period. Since the beginning of the year, non-interest bearing demand accounts have increased $32.96 million, or 19.11% and interest bearing accounts have increased $34.13 million, or 16.16%. The growth in these accounts can be attributed to Columbia’s focus on increased personalized attention paid to commercial customers to attract new deposits. The decline in time certificates of deposit is attributed primarily to the maturity of $11.35 million in brokered or wholesale certificates of deposit and public certificates of deposit. Overall, deposits grew through to a combination of pricing strategies, increased marketing and an emphasis on strengthening customer relationships.
The following table presents deposit composition by deposit type:
Deposits:
(dollars in thousands)

	June 30, 2005		December 31, 2004		June 30, 2004
		Percent of				Percent of
	Dollar Amount	Total	Dollar Amount	Percent of Total	Dollar Amount	Total
Non-interest bearing deposits	$205,378	30%	172,422	28%	$174,515	32%
Interest bearing deposits	245,371	37%	211,240	35%	186,178	34%
Savings deposits	39,448	6%	35,926	6%	36,027	7%
Time certificates	178,693	27%	187,356	31%	151,583	27%

Total deposits	$668,890	100%	$606,944	100%	$548,303	100%

Columbia defines wholesale funds as liabilities obtained outside the retail branch network. These liabilities include brokered certificate of deposits, wholesale deposits (deposits obtained through a process whereby Columbia posts rates on a proprietary network that solicits certificates of deposits from other financial institutions and public entities), direct institutional deposits, and FHLB borrowings.
Columbia utilizes wholesale funds as additional sources of funding for loan growth. At June 30, 2005, brokered certificates of deposit total $43.76 million, compared to $46.65 million at December 31, 2004, and $37.17 million at June 30, 2004. In most cases, brokered deposit accounts are purchased with intermediate to long-term maturities ranging from two to seven years. Wholesale deposits totaled $10.47 million as of June 30, 2005, with maturities ranging from 30 days to two years; Columbia had wholesale deposits of $18.94 million as of December 31, 2004 and $4.55 million as of June 30, 2004. These are classified as either brokered certificates of deposit or public certificates of deposit depending on their source. During the first half of 2005, Columbia actively increased deposit gathering efforts at the branch level. Therefore, Management believes reliance on brokered certificate of deposits and wholesale deposits will likely decline for the remainder of 2005.
Borrowings
The majority of Columbia’s borrowings are through advances from the Federal Home Loan Bank (“FHLB”). At June 30, 2005, borrowings from FHLB totaled $27.07 million, a decrease of $6.97 million from $34.04 million previously reported at December 31, 2004, and a decrease of $16.31 million as compared to $43.37 million at June 30, 2004. Columbia also uses lines of credit at correspondent banks to purchase Fed Funds as a source for short-term funding. There were no fed funds purchased as of June 30, 2005 and December 31, 2004. As of June 30, 2004, there were $6.10 million in fed fund funds purchased. The remainder of borrowings consists of a Treasury Tax and Loan note payable for $850,000 as of June 30, 2005 and June 30, 2004, and $849,970 as of December 31, 2004. Columbia will continue to allow borrowings to mature without renewing them so long as deposit growth meets or exceeds future loan growth.
The following table presents certain information with respect to Columbia’s FHLB borrowings:
FHLB Borrowings:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2005	2004	2004
Amount outstanding at end of period	$27,066	$34,040	$43,372
Weighted average interest rate at end of period	3.71%	3.41%	2.38%
Maximum amount outstanding at any month-end and during the year	$33,836	$46,941	$46,941
Average amount outstanding during the period	$33,326	$30,023	$15,383
Average weighted interest rate during the period	3.54%	3.36%	2.80%
Off-Balance Sheet Items — Commitments/Letters of Credit
In the normal course of business to meet the financing needs of its customers, Columbia is party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, the issuance of letters of credit and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on Columbia’s balance sheets.

Columbia’s potential exposure to credit loss for commitments to expend credit and for letters of credit written is represented by the contractual amount of those instruments, and would be triggered in the event of nonperformance by the other party. Columbia uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
Columbia may or may not require collateral or other security to support financial instruments with credit risk, depending on its loan underwriting guidelines. The following table presents a comparison of contract commitment amounts:
Commitments:
(dollars in thousands)

	June 30, 2005	December 31, 2004	June 30, 2004
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$161,785	$168,812	$157,896
Commitments to extend credit for overdrafts	10,549	10,249	9,701
Undisbursed credit card lines of credit	19,325	18,437	18,129
Commercial and standby letters of credit	2,384	2,227	2,680

	$194,043	$199,725	$188,406

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn, total commitment amounts do not necessarily represent future cash requirements.
The amount of collateral obtained to secure a loan or commitment, if deemed necessary by Columbia, is based on Management’s credit evaluation of the borrower. A majority of commitments are secured by real estate or other types of qualifying collateral. The type of collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing properties. Less than 10% of the Bank’s commitments are unsecured. Lending commitments are distributed across all loan categories at levels roughly proportionate to concentrations in the loan portfolio.
Columbia has an overdraft protection product that allows certain types of deposit products to become overdrawn up to a set dollar limit before checks will be returned. The commitment to extend credit for overdrafts represents the estimated total exposure to the Bank if virtually every customer utilized the full amount of this protection at one time. However, the annual average usage outstanding is much lower than this commitment, totaling approximately 3.00% or $304,000 in 2004 and approximately 2.53% or $245,000 as of June 30, 2005.
Letters of credit written are conditional commitments issued by Columbia to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit parallels the risk involved in extending loans to customers. Columbia holds deposits, marketable securities or real estate as collateral supporting those commitments for which collateral is deemed necessary.
Derivative Instruments-Interest Rate Swap
During January 2003, in connection with the issuance of $4.0 million of floating-rate Trust Preferred Securities, Columbia entered into an interest rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, Columbia will pay 3.27% on a notional amount of $4.0 million and receive 90-day LIBOR on the same amount. The effect of this transaction was the conversion of the $4.0 million trust preferred issuance from a floating rate instrument paying 90-day LIBOR plus 330 basis points to a fixed rate instrument paying 6.57% for five years, the point at which Columbia has the option to call the Trust Preferred

Securities. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The effect of this transaction was to mitigate variability in cash flows by establishing a fixed cost for the initial five years of the trust preferred securities.
RESULTS OF OPERATIONS
Net Income
Net income for the first six months of 2005, was $6.75 million, or $0.74 per diluted common share. This represents an increase of $2.42 million, or 55.94%, over net income earned during the first six months of 2004. Net income for the three months ended June 30, 2005, was $3.44 million, or $0.38 per diluted common share. This represents an increase over the same period in 2004, of $1.13 million or 48.69%. The increase in net income for the six months ended June 30, 2005, was the result of several factors. The most significant factors were:
•	the reduction of provision for loan losses by $1.24 million over the same period in 2004, due to improved loan quality, a reduction in charged-off loans and controlled loan growth;

•	an increase in interest and fees on loans due to a steady upward movement of interest rates on variable interest loans, which was partially offset by a similar increase in deposit interest expense;

•	the collection during the first quarter of 2005, of approximately $442,000 of interest and fees associated with one loan that had been on non-accrual status since the third quarter of 2004, of which approximately $336,000 of the interest collected was due from 2004;

•	the recognized gain on the sale of the mortgage servicing asset of $560,588 during the second quarter and;

•	a year-to-date increase in Mortgage Team revenue of $1.19 million.
These increases in income or reductions of expenses were offset by an increase in non-interest expense primarily attributable to increased salary and employee benefits expenses related to higher incentive compensation accruals over the same period in 2004, as well as to occupancy expense related to branch expansion. We believe these expenses will continue to trend upward for the remainder of 2005. For purposes of illustration, for the six months of 2005 excluding the one-time benefits from the sale of the MSA and collection of interest from 2004, as described above, the net income would have been $6.19 million, or $0.68 per diluted share an increase of 42.84%, compared to net income in the first six months of 2004. Net income for the three months ended June 30, 2005, would have been $3.09 million, or $0.34 per diluted common share, representing an increase of $772,584, or 33.37% over the comparable period last year.
Net Interest Income
The primary component of income for most financial institutions is net interest income. This represents the institution’s interest income earned from loans and investment securities, minus interest expense paid on deposits and other interest bearing liabilities. Columbia’s total net interest income increased $2.80 million, or 16.51%, for the six months ended June 30, 2005, as compared to the same period in 2004 and increased $1.27 million, or 14.49%, for the three months ended June 30, 2005, compared to the same period in 2004. The increases in net interest income are due to the increase in interest rates on variable rate loans. Approximately 80-90% of the loans in Columbia’s portfolio are tied to a variable interest rate. As interest rates continue to rise, the interest due on a majority of these loans will increase. Additionally, Columbia received approximately $442,000 in interest income in the first quarter of 2005, related to one large loan that had been on non-accrual status since the last part of 2004. Of this amount, approximately $336,000 of the interest was due from 2004. These gains were offset by an increase in interest expense on deposits. The tax equivalent net interest margin for the first half 2005 was 5.86% as compared to 6.20% for the same period in 2004 and 5.90% for the second quarter of 2005, compared to 6.19% for the second quarter of 2004. Approximately 10 basis points of the net interest margin for the first half of 2005 is attributable to the one time recovery of interest during the first quarter on the loan previously classified as a non-accrual loan during the first quarter, mentioned above. Had Columbia not recovered this interest, the net interest margin for June 30, 2005, would have been 5.76%. Net interest income, on average, represents approximately 80.00% of Columbia’s total revenue. It is expected that the net interest margin will begin to stabilize for the remainder of the year due to Columbia’s high percentage of loans indexed to the Prime rate and an interest rate environment favorable towards the asset-sensitive position of the balance sheet.
The following table presents a comparison of average balances and rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balances			Average Yields/Costs Tax Equivalent
	2005	2004	Change	2005	2004	Change
Taxable securities	$22,234	$15,188	$7,046	3.18%	2.45%	0.73%
Nontaxable securities	12,864	13,241	(377)	6.96%	7.33%	-0.37%
Interest bearing deposits	17,542	9,278	8,264	2.58%	2.22%	0.36%
Federal funds sold	29,767	2,462	27,305	2.86%	1.39%	1.47%
Loans	607,280	536,813	70,467	7.97%	7.53%	0.44%

Interest-earning assets	689,687	576,982	112,705	7.44%	7.28%	0.16%

Nonearning assets	52,479	54,097	(1,618)

Total assets	$742,166	$631,079	$111,087

Savings & interest bearing deposits	$269,715	$222,701	$47,014	1.27%	0.49%	0.78%
Time certificates	174,562	136,959	37,603	3.30%	2.84%	0.46%
Borrowed funds	35,033	46,155	(11,122)	4.05%	2.74%	1.31%

Interest bearing liabilities	479,310	405,815	73,495	2.21%	1.54%	0.67%

Non-interest bearing demand deposits	189,935	162,223	27,712
Other liabilities	2,141	2,984	(843)
Shareholders’ equity	70,781	60,057	10,724

Total liabilities and shareholders’ equity	$742,166	$631,079	$111,087

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Average Balances			Average Yields/Costs Tax Equivalent
	2005	2004	Change	2005	2004	Change
Taxable securities	$24,313	$15,133	$9,180	2.91%	2.51%	0.40%
Nontaxable securities	13,017	13,333	(316)	7.05%	7.32%	-0.27%
Interest bearing deposits	19,091	9,917	9,174	2.47%	2.00%	0.47%
Federal funds sold	35,352	7,233	28,119	2.60%	1.20%	1.40%
Loans	592,925	509,325	83,600	8.01%	7.63%	0.38%

Interest-earning assets	684,698	554,941	129,757	7.38%	7.30%	0.08%

Nonearning assets	51,927	52,413	(486)

Total assets	$736,625	$607,354	$129,271

Savings & interest bearing deposits	$269,037	$223,489	$45,548	1.19%	0.50%	0.69%
Time certificates	177,200	130,541	46,659	3.24%	2.90%	0.34%
Borrowed funds	36,588	37,057	(469)	3.95%	3.14%	0.81%

Interest bearing liabilities	482,824	391,087	91,737	2.15%	1.55%	0.60%

Non-interest bearing demand deposits	182,131	153,539	28,592
Other liabilities	2,505	3,306	(801)
Shareholders’ equity	69,164	59,422	9,742

Total liabilities and shareholders’ equity	$736,625	$607,354	$129,271

Non-Interest Income
Non-interest income represents earnings on fees, service charges, Mortgage Team revenues, CRB Financial Services Team revenues, Bankcard Team revenues and gains from the sale of loans, securities and other assets. Total non-interest income for the quarter ended June 30, 2005, increased $1.07 million, or 55.68%, as compared to the same period in 2004 and increased $1.79 million, or 51.16% on a year-to-date basis compared to the same time period in 2004. Included in the overall increase in non-interest income, under the caption “other non-interest income”, for the second quarter of 2005, is the gain on the sale of the mortgage servicing asset of $560,588. Additionally, production of mortgage loans increased, which have resulted in an increase in Mortgage Team revenues of $1.19 million for the first six months of 2005, over the same period in 2004, and an increase of $617,386 for the quarter ended June 30, 2005, over the same quarter in 2004. During the second quarter of 2005, Columbia produced 230 mortgage loans, compared to 157 loans in the second quarter of 2004, resulting in an increase of 73 loans or 46.50%. Management believes Mortgage team revenues will continue to rise through the remainder of 2005, because of a strong real estate market, continued hiring of additional mortgage loan officers and a low mortgage rate environment.
The following table presents the balances and percentage changes in non-interest income:
Non-Interest Income:
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	% change	2005	2004	% change
Service charges on deposits	$1,190	$1,192	0%	$2,363	$2,247	5%
Credit card discounts & fees	117	114	3%	230	219	5%
CRB Financial Services Team revenues	156	166	-6%	300	302	-1%
Mortgage servicing, net	83	(195)	143%	172	(434)	-140%
Gain on sale of mortgage loans	30	8	275%	75	79	-5%
Mortgage loan origination income	391	293	33%	717	511	40%
Gain from sale of securities	(1)	—	—	(1)	—	—
Gain/(loss) on sale of assets	(39)	—	—	(38)	—	—
Gain on sale of MSA	561	—	—	561	—	—
Other non-interest Income	496	339	46%	908	574	58%

Total non-interest Income	$2,984	$1,917	56%	$5,287	$3,498	51%

Provision for Loan Losses
Charges to provision for loan losses for the three and six months ended June 30, 2005, were $650,000 and $850,000, respectively, compared to $1.39 million and $2.09 million for the same periods in 2004. The decrease in the provision for loan losses was primarily the result of moderate loan growth in the first half of 2005 and improved loan quality compared to the same period in 2004. The provision amount is determined by Management’s assessment, taking into account credit risk, loan concentrations and historical loan loss trends. The amount of provision for loan losses is added to the allowance for loan losses and is used to measure the risk associated with potential losses within the loan portfolio. Management believes the provision for loan losses is adequate.
Non-Interest Expense
Total non-interest expense for the three and six months ended June 30, 2005, increased $1.30 million, or 22.97% and $2.00 million, or 17.35%, respectively, as compared to the same periods in 2004. The overall increase in non-interest expense was attributed to higher salary and employee benefits expense due to an increased accrual amount in incentive compensation and occupancy expense associated with branch expansion. Management believes these expenses will continue to trend upward for the remainder of 2005. Other non-interest expense increased $246,666 or 6.62% for the first half of 2005, primarily due to an increase over the first quarter in advertising and general operating expenses and in the areas of software licensing due to the purchase of new software and consulting fees to comply with the Community Reinvestment Act (“CRA”), updating and maintaining the disaster recovery and business continuity plan and compliance with Section 404 of the Sarbanes-Oxley Act of 2002 during the first quarter of 2005.

The following table presents a schedule of the components of and changes in non-interest expense:
Non-Interest Expense:
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	% change	2005	2004	% change
Salaries & employee benefits	$4,044	$3,108	30%	$7,731	$6,308	23%
Occupancy expense	763	602	27%	1,560	1,198	30%
Data processing	123	141	-13%	223	255	-13%
Other non-interest expense	2,047	1,823	12%	4,034	3,784	7%

Total non-interest expense	$6,977	$5,674	23%	$13,548	$11,545	17%

LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
At June 30, 2005, shareholders’ equity totaled $71.84 million, compared to $65.88 million at December 31, 2004, an increase of 9.05%. The change is primarily the result of net income, totaling $6.75 million for the period, partially offset by dividends declared or paid of $1.60 million. During the second quarter of 2005, Columbia declared a dividend of $0.09 per share payable July 29, 2005, to shareholders of record as of July 15, 2005. With cash dividends paid and declared in 2005, approximately 23.76% of Columbia’s year-to-date earnings will have been returned to shareholders, with the remainder being retained in the form of shareholders’ equity for the purpose of leveraging future balance sheet growth. On May 24, 2005, Columbia’s Board of Directors approved a stock repurchase plan with an expiration date of June 30, 2006, and a stock repurchase limit of $1.0 million, to replace the repurchase plan, that expired June 30, 2005. Any repurchase plan will be conducted in the open market pursuant to the Securities Exchange Act Rule 10b-18 at the sole discretion of Management. There were no stock repurchases as of June 30, 2005.
Liquidity
Columbia has adopted policies in order to address its liquidity requirements, particularly with respect to customers’ needs for borrowing and deposit withdrawals. Generally, Columbia’s main sources of liquidity are customer deposits; sales and maturities of investment securities; the use of federal funds; brokered certificates of deposit; and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition; economic conditions and other factors.
The first six months of 2005 saw an increase in Columbia’s liquidity position as a result of deposit gathering efforts. Liquidity is determined by the aggregate of cash and due from banks; interest bearing deposits with other banks; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged minus vault cash. Total measurable liquid assets were $85.11 million on June 30, 2005, as compared to $33.56 million on June 30, 2004. Historically, Columbia experiences strong loan growth in the second quarter of each year creating the need for Columbia to borrow funds. As a result, Columbia experienced a decrease in the overall liquidity position. Loan growth for the first six months of 2005 increased by $37.14 million and was complemented by an even larger increase in deposit growth of $61.95 million for the same time period. Management will continue to rely on retail branch deposit growth and, to a limited extent, on brokered and wholesale certificates of deposit and other funding sources, as necessitated by liquidity needs.

The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first six months of 2005. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities decreased by $5.77 million during the first half of 2005, as compared to the same period in 2004. This figure is adjusted for non-cash items as well as for increases or decreases in cash due to changes in certain assets and liabilities. Cash flows from investing activities, consisted primarily of proceeds and sales of securities along with the impact of net growth in loans, decreased by $68.51 million over the same period in 2004. The large majority of the change is attributable to the moderate loan growth that occurred during the first half of 2005 as opposed to the unusually large loan demand experienced during the same period in 2004. Cash flows from financing activities decreased $17.94 million over the same period in 2004. This decrease is due mostly to the decrease in deposits over the first half of 2005 as compared to the same period in 2004, and is offset by a reduction in brokered and wholesale time certificates of deposits and in notes payable, over the same period in 2004.
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
The following table presents Columbia’s various capital ratios as compared to regulatory minimums:
Capital Ratios:

			June 30, 2005	December 31, 2004
	Minimum	Well-Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	10.15%	9.80%
Total risk-based capital	8.00%	10.00%	11.40%	11.05%
Leverage ratio	4.00%	5.00%	9.40%	8.74%
Columbia intends to remain “well-capitalized” by regulatory definition. Regulatory capital levels historically are expected to trend down during the second and third quarters as loan demand increases. However, Management believes the decrease will not significantly affect Managements ability to pay cash dividends as well as open one to two additional branches over the next twelve to eighteen months. In addition, Management is exploring options to enter into the land development business using some of the excess capital.
Stock Repurchase Plan
On May 24, 2005, Columbia’s Board of Directors renewed a plan to repurchase shares of Columbia common stock. Columbia authorized the repurchase program consistent with the Board of Directors view that such repurchases constitute a sound investment and use of Columbia’s shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of Management. The new repurchase plan authorizes Columbia to repurchase common stock in an amount up to $1.0 million until the expiration date, June 30, 2006, or sooner if the maximum authorized amount of shares is repurchased prior to that date. It is at the sole discretion of Management is to determine the number, timing and price of the shares of common stock repurchased. As of June 30, 2005, Columbia has not repurchased any stock under the stock repurchase plan.

Trust Preferred Securities
During December 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (“trust preferred securities”). During 2002, the Trust issued $4.0 million in trust preferred securities. The $4.0 million in debentures issued through the Trust continue to qualify as Tier 1 capital under guidance issued by the Board of Governors of the Federal Reserve System.
CRITICAL ACCOUNTING POLICIES
The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-Q, are based upon consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, Management evaluates the estimates used, including the adequacy of the allowance for loan losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that Management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.
The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding, overdraft charge-offs and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 66.38% of Columbia’s loan portfolio is secured by real estate and a significant decrease in real estate values in Oregon and Washington may cause Management to increase the allowance for loan losses.
At June 30, 2005, Columbia had approximately $7.39 million in goodwill as a result of business combinations. Columbia adopted the Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. SFAS No. 142 requires Columbia to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Ongoing analysis of the fair value of recorded goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.
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
PART II. — OTHER INFORMATION
ITEM 1. Legal Proceedings
During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings. Management is presently aware of one legal proceeding, detailed below:
Columbia River Bank v. Cascadia Revolving Fund, Wasco County, Oregon, Circuit Court Case No. CC04-217
This litigation arose from a dispute between Columbia and another lender, Cascadia Revolving Fund, over the validity of a subordination agreement relating to loans made to a borrower that ceased doing business in 2004. The issue is whether Cascadia Revolving Fund is entitled to recover from Columbia $150,000 in collateral liquidation proceeds. Columbia denies that it is liable to Cascadia and is contesting the claim but has entered into negotiations in order to limit potential cost. As of June 30, 2005, Management considered the settlement of this case to be likely and had reserved $75,000 in the current period to cover this contingency. Subsequent to quarter end Columbia and Cascadia agreed to settlement of this case in principle for $78,415.04, and expects to have a definitive agreement by the end of July 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
(a)	Exhibits
3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999).

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998).

4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033.*

4.2	Form of Floating Rate Junior subordinated Debt Security due 2033.*

10.1	Employment agreement of April 15, 2005 between Roger L. Christensen and Columbia Bancorp.

10.2	Employment agreement of April 15, 2005 between Greg B. Spear and Columbia Bancorp.

10.3	Employment agreement of April 15, 2005 between Craig J. Ortega and Columbia River Bank.

10.4	Employment agreement of April 15, 2005 between Britt W. Thomas and Columbia River Bank.

10.5	Employment agreement of May 15, 2005 between R. Shane Correa and Columbia River Bank.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to Columbia Bancorp’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: August 3, 2005	/s/ Roger L. Christensen

Roger L. Christensen
President & Chief Executive Officer

Dated: August 3, 2005	/s/ Greg B. Spear

Greg B. Spear
Executive Vice President & Chief
Financial Officer