Form 10-Q
period 2005-09-30
COLUMBIA BANCORP \OR\
filed 2005-11-07
CIK 1010002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
YES ☑       NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑       NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐       NO ☑
At October 31, 2005, there were 8,936,507 shares of common stock of Columbia Bancorp outstanding.

COLUMBIA BANCORP
FORM 10-Q
September 30, 2005

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
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Cash and due from banks	$29,834,820	$25,527,270
Interest bearing deposits with other banks	14,164,953	12,165,712
Federal funds sold	53,444,589	20,285,817

Total cash and cash equivalents	97,444,362	57,978,799

Investment securities available-for-sale	18,257,527	24,573,394
Investment securities held-to-maturity	17,668,656	17,789,481
Equity securities	607,692	605,594
Restricted equity securities	2,439,100	2,429,200

Total investment securities	38,972,975	45,397,669

Loans held-for-sale	7,254,227	2,517,182
Loans, net of allowance for loan losses and unearned loan fees	641,232,422	571,607,850
Property and equipment, net of accumulated depreciation	14,870,223	15,222,622
Accrued interest receivable	6,321,103	4,107,806
Goodwill	7,389,094	7,389,094
Mortgage servicing asset, net of accumulated amortization and valuation allowance	—	2,162,654
Other assets	7,563,270	8,988,842

Total assets	$821,047,676	$715,372,518

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing demand deposits	$228,143,884	$172,421,947
Interest bearing demand deposits	267,320,839	211,239,408
Savings accounts	42,378,914	35,926,117
Time certificates	176,678,879	187,356,091

Total deposits	714,522,516	606,943,563

Notes payable	25,904,166	34,889,564
Accrued interest payable and other liabilities	1,858,632	3,538,413
Junior subordinated debentures	4,124,000	4,124,000

Total liabilities	746,409,314	649,495,540

Shareholders’ equity:
Common stock, no par value; 20,000,000 shares authorized, 8,936,317 issued and outstanding (8,839,151 at December 31, 2004)	33,195,321	32,140,776
Retained earnings	41,687,814	33,816,489
Accumulated other comprehensive loss, net of taxes	(244,773)	(80,287)

Total shareholders’ equity	74,638,362	65,876,978

Total liabilities and shareholders’ equity	$821,047,676	$715,372,518

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
INTEREST INCOME

Interest and fees on loans	$13,171,396	$10,874,727	$36,717,801	$30,198,659
Interest on investments:
Taxable investment securities	201,291	100,624	552,616	284,423
Nontaxable investment securities	147,448	154,740	447,658	462,381
Other interest income	478,056	77,998	1,167,665	221,578

Total interest income	13,998,191	11,208,089	38,885,740	31,167,041

INTEREST EXPENSE

Interest on interest bearing deposit and savings accounts	1,096,769	404,809	2,688,537	965,676
Interest on time deposit accounts	1,525,674	1,264,631	4,371,691	3,148,887
Other borrowed funds	314,006	356,774	1,030,634	933,143

Total interest expense	2,936,449	2,026,214	8,090,862	5,047,706

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	11,061,742	9,181,875	30,794,878	26,119,335
PROVISION FOR LOAN LOSSES	1,230,000	550,000	2,080,000	2,640,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,831,742	8,631,875	28,714,878	23,479,335

NON-INTEREST INCOME

Service charges and fees	1,238,637	1,195,933	3,602,126	3,443,238
Mortgage Team revenues, net of expenses	766,719	330,981	2,110,919	761,402
Credit card discounts and fees	136,231	131,468	366,190	349,980
CRB Financial Services Team revenues	174,390	93,130	474,375	394,992
Other non-interest income	223,703	265,003	1,273,372	564,727

Total non-interest income	2,539,680	2,016,515	7,826,982	5,514,339

NON-INTEREST EXPENSE

Salaries and employee benefits	4,297,656	3,468,018	12,028,863	9,776,457
Occupancy expense	773,424	699,670	2,333,586	1,897,963
Credit card processing fees	38,587	27,012	99,534	83,946
Data processing expense	123,115	123,608	345,648	378,327
Other non-interest expenses	1,908,226	1,695,150	5,881,392	5,421,650

Total non-interest expense	7,141,008	6,013,458	20,689,023	17,558,343

INCOME BEFORE PROVISION FOR INCOME TAXES	5,230,414	4,634,932	15,852,837	11,435,331

PROVISION FOR INCOME TAXES	1,704,371	1,736,465	5,572,138	4,205,371

NET INCOME	3,526,043	2,898,467	10,280,699	7,229,960

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES

Unrealized holding losses arising during the period	(101,971)	(92,573)	(165,387)	(42,693)
Reclassification adjustment for (gains) losses included in net income	—	57,588	901	(3,289)

Total other comprehensive loss, net of taxes	(101,971)	(34,985)	(164,486)	(45,982)

COMPREHENSIVE INCOME	$3,424,072	$2,863,482	$10,116,213	$7,183,978

Earnings per share of common stock
Basic	$0.39	$0.33	$1.15	$0.82
Diluted	$0.38	$0.32	$1.13	$0.80
Weighted average common shares outstanding
Basic	8,931,501	8,802,850	8,901,911	8,786,385
Diluted	9,167,394	9,037,373	9,126,957	9,026,238
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
CASH FLOWS RELATED TO OPERATING ACTIVITIES
Net income	$10,280,699	$7,229,960
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale or write-down of property and equipment	33,853	129,670
Net (gain) loss on sale or call of investments	1,421	(5,187)
Depreciation on property and equipment	1,224,232	1,086,621
Amortization of mortgage servicing asset	116,972	1,398,412
Federal Home Loan Bank stock dividend	(9,900)	(69,800)
Provision for loan losses	2,080,000	2,640,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(2,213,297)	(1,620,481)
Other assets	(2,977,504)	(536,303)
Accrued interest payable and other liabilities	(1,325,043)	(161,389)

NET CASH FROM OPERATING ACTIVITIES	7,211,433	10,091,503

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	100,000	4,500,000
Proceeds from the maturity of available-for-sale securities	8,000,000	6,100,000
Proceeds from the maturity of held-to-maturity securities	2,469,051	1,139,457
Purchases of held-to-maturity securities	(2,422,086)	(318,098)
Purchases of available-for-sale securities	(1,964,534)	(12,469,338)
Net change in loans made to customers	(71,789,025)	(109,306,338)
Proceeds from the sale of mortgage servicing asset	1,837,503	—
Proceeds from the sale of restricted equity securities	—	483,100
Investment in low-income housing tax credits	(109,750)	—
Investment in state energy tax credits	(56,684)	—
Proceeds from the sale of property and equipment	5,311	—
Proceeds from the sale of other real estate owned	188,896	117,770
Purchases of property and equipment	(915,440)	(3,434,232)

NET CASH FROM INVESTING ACTIVITIES	(64,656,758)	(113,187,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	118,256,165	49,390,052
Net change in time deposits	(10,677,212)	69,333,652
Net (decrease) increase in notes payable	(8,985,398)	12,667,543
Cash paid for dividends and fractional shares	(2,400,630)	(2,370,011)
Proceeds from stock options exercised and sales of common stock	717,963	521,612
Repurchase of common stock	—	(226,229)

NET CASH FROM FINANCING ACTIVITIES	96,910,888	129,316,619

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,465,563	26,220,443
CASH AND CASH EQUIVALENTS, beginning of period	57,978,799	53,866,193

CASH AND CASH EQUIVALENTS, end of period	$97,444,362	$80,086,636

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$9,637,873	$5,996,813
Taxes paid in cash	$7,236,000	$4,639,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(164,486)	$(45,982)
Cash dividend declared and payable after quarter-end	$804,269	$793,008
Transfer of loans to other real estate owned	$84,453	$1,418,500
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity

BALANCE, December 31, 2003	8,750,582	$31,520,099	$26,252,366	$31,999	$57,804,464

Stock options exercised	101,069	725,193	—	—	725,193
Income tax benefit from stock options exercised	—	121,713	—	—	121,713
Stock repurchase	(12,500)	(226,229)	—	—	(226,229)
Cash dividends paid	—	—	(2,375,043)	—	(2,375,043)
Cash dividends declared	—	—	(795,524)	—	(795,524)
Net income and comprehensive income	—	—	10,734,690	(112,286)	10,622,404

BALANCE, December 31, 2004	8,839,151	$32,140,776	$33,816,489	$(80,287)	$65,876,978

Stock options exercised	100,266	$717,963	$—	$—	$717,963
Income tax benefit from stock options exercised	—	336,582	—	—	336,582
Cash dividends paid	—	—	(1,605,106)	—	(1,605,106)
Cash dividends declared	—	—	(804,268)	—	(804,268)
Net income and comprehensive income	—	—	10,280,699	(164,486)	10,116,213

BALANCE, September 30, 2005	8,939,417	$33,195,321	$41,687,814	$(244,773)	$74,638,362

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

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

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. Certain amounts for 2004 have been reclassified to conform to the 2005 presentation. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of results to be anticipated for the year ending December 31, 2005.

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
FAS 123 Pro Forma Net Income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2005	2004	2005	2004
Net income, as reported	$3,526	$2,898	$10,281	$7,230

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5)	(17)	(202)	(65)

Pro forma net income	$3,521	$2,881	$10,079	$7,165

Earnings per share:
Basic — as reported	$0.39	$0.33	$1.15	$0.82
Basic — pro forma	$0.39	$0.33	$1.13	$0.82
Diluted — as reported	$0.38	$0.32	$1.13	$0.80
Diluted — pro forma	$0.38	$0.32	$1.10	$0.79
The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts. Recently, the Financial Accounting Standards Board (FASB) announced the release of SFAS No. 123 (R), “Share-Based Payments.” The effect of this revision will require Columbia to begin recognizing the fair values of stock options granted as compensation cost on the date of grant or over the vesting period. SFAS 123 (R) will take effect beginning January 1, 2006. As permitted by SFAS 123, Columbia currently accounts for share-based payments to employees using the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The actual impact of adoption of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, Columbia does not believe the future impact on earnings will be materially different than what has historically been reported as the pro forma effect to income included above and in Note 1 to Columbia’s December 31, 2004, consolidated financial statements contained in Form 10-K. Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

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

Columbia does not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default for 90 days or more, unless the loan is well-secured and in the process of collection. Further, Columbia may place on non-accrual status loans that are not contractually past due or that are deemed fully collateralized to promote better oversight and review of loan arrangements. Loans on non-accrual status at September 30, 2005 and December 31, 2004, were $1.35 million and $4.20 million, respectively. A single real estate secured loan in the amount of $3.12 million comprised the majority of loans on non-accrual status as of December 31, 2004. Columbia obtained resolution from the guarantors of this loan during the first quarter of 2005.

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

At September 30, 2005, Columbia held no assets acquired through loan foreclosure or recovery activities, known as other real estate owned (“OREO”), a decrease from the $100,000 in this asset category as of December 31, 2004. Proceeds for the sale of OREO were $188,896 and $117,770 for the nine months ended September 30, 2005 and 2004, respectively. Additionally, at September 30, 2005, Columbia had one loan in the amount of $43,248 that was considered a restructured loan upon which the interest rate or payment schedule had been modified from original terms or restructured to accommodate borrowers’ weakened financial positions. Columbia had not identified any restructured loans as of December 31, 2004.

5.	Mortgage Servicing Asset

The Mortgage Servicing Asset (MSA) represents the estimated net present value of mortgage servicing rights income for mortgage loans originated by the company. Columbia has discontinued selling mortgage loans with servicing retained. During the second quarter of 2005, Columbia sold its MSA resulting in a gain of $560,588, which was the difference between the sales proceeds and the carrying value of the MSA.

6.	Segment Information

Columbia operates two primary segments: the community banking segment and the mortgage banking segment. The community banking segment consists of Columbia’s subsidiary, CRB, which operates 17 bank branches in Oregon and three bank branches in Washington. CRB offers loan, investment, and deposit products to its customers who range from individuals to companies of varying sizes representing agricultural, real estate development and other commercial industries. The mortgage banking segment consists of the Mortgage Team, headquartered in Bend, Oregon, with dedicated loan officers located in 14 of CRB’s Oregon and Washington branches. The Mortgage Team offers a full range of mortgage lending services and products to its clients.

Financial information that Columbia’s Management uses to evaluate its reportable segments and the reconciliation to Columbia’s consolidated financial statements are summarized as follows:
Segment Information:

	Community
(dollars in thousands)	Banking	Mortgage Banking	Consolidated
Nine Months Ended September 30, 2005:
Net interest income before provision for loan losses	$30,751	$44	$30,795
Non-interest income	4,983	2,844	7,827
Depreciation on property and equipment	1,177	47	1,224
Mortgage servicing asset amortization	—	117	117
Income before provision for income taxes	14,953	900	15,853
Total assets	812,444	8,604	821,048

Nine Months Ended September 30, 2004:
Net interest income before provision for loan losses	$25,974	$145	$26,119
Non-interest income	3,472	2,042	5,514
Depreciation on property and equipment	1,033	54	1,087
Mortgage servicing asset amortization	—	1,398	1,398
Income (loss) before provision for income taxes	12,249	(814)	11,435
Total assets	714,336	6,200	720,536
7.	Earnings Per Share

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
This Quarterly Report on Form 10-Q contains various forward-looking statements about plans and anticipated results of operations and financial condition relating to Columbia Bancorp. These statements include statements about Management’s present plans and intentions about our strategy, growth, and deployment of resources, and about Management’s expectations for future financial performance. Readers can sometimes identify forward-looking statements by the use of prospective language and context, including words like “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology. Because forward-looking statements are, in part, an attempt to project future events and explain Management’s current plans, they are subject to various risks and uncertainties that could cause our actions and our financial and operational results to differ materially from those set forth in such statements. These risks and uncertainties include, without limitation, our ability to estimate accurately the value of our intangible asset, economic and other factors that affect the collectibility of our loans, the impact of competition and fluctuations in market interest rates on Columbia’s revenues and margins, Management’s ability to open and generate growth from new branches, and other risks and uncertainties that we have in the past, or that we may from time to time in the future, detail in our filings with the Securities and Exchange Commission (“SEC”). Information presented in this report is accurate as of the date the report was filed with the SEC, and we cannot undertake to update our forward-looking statements or the factors that may cause us to deviate from them, except as required by law.
OVERVIEW
Columbia Bancorp is an Oregon corporation and a registered financial holding company. Our common stock is traded on the NASDAQ Stock MarketTM under the symbol “CBBO”. The majority of our income is derived from, and the majority of our assets are held in, our wholly-owned subsidiary, Columbia River Bank (CRB), which is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. When we speak of our financial condition and results of operations, we sometimes use the term “Columbia” to refer to the bank and the holding company on a consolidated basis. Columbia River Bank operates 20 branches in Oregon and Washington. In addition to these community-oriented branches, mortgage lending services are provided through the Columbia River Bank Mortgage Team and brokerage services through the CRB Financial Services Team.
Net income for the nine months ended September 30, 2005 totaled $10.28 million, or $1.13 per diluted common share, an increase of $3.05 million, $0.33 per diluted share, or 42.20%, over the same period in 2004. Significant factors contributing to the net income increase are as follows:
•	Loan portfolio growth of 13.13% year-over-year and continued rate increases on variable rate loans, resulted in $6.52 million, or 21.59%, increase in loan interest income, which is partially offset by a $3.04 million, or 60.29%, increase in interest expense.

•	Reductions in mortgage servicing expenses and increases in mortgage loan production resulted in $1.35 million, or 177.24%, increase in Mortgage Team revenues during the nine months ended September 30, 2005, compared to the same period in 2004.

•	As our deposit growth outpaced loan growth, federal funds sold increased $10.98 million, or 25.86%, and resulted in $804,226, or 1090.29%, increase in federal funds interest, which is included in other interest income.

•	Due to improved loan quality and planned loan growth, the provision for loan losses decreased $560,000, or 21.21%, for the nine months ended September 30, 2005, compared to the same period in 2004.

Net income for the three months ended September 30, 2005 totaled $3.53 million, or $0.38 per diluted common share, an increase of $627,576, $0.06 per diluted share, or 21.65%, over the same period in 2004. The quarterly increase in net income is generally due to the same factors noted above for the nine months ended September 30, 2005.
Net income for the nine months ended September 30, 2005 includes the effects of the following items:
•	State of Oregon corporate kicker tax benefit of $230,000 contributed $0.03 per diluted share, recognized during the third quarter

•	Gain from sale of Mortgage Servicing Asset of $560,588 contributed $0.04 per diluted share, recognized during the second quarter

•	Collection of $336,000 in previously non-accrual interest from 2004 contributed $0.02 per diluted share, recognized during the first quarter
Overall income growth was offset by the following significant non-interest expense increases for the three months and nine months ended September 30, 2005, compared to the same periods in 2004:
•	Based upon the achievement of company financial and operational goals, incentive compensation expense increased $411,454 and $1.25 million for the three months and nine months ended September 30, 2005, respectively, compared to the same periods in 2004.

•	Salaries and benefits, excluding incentive compensation, increased $514,789 and $932,525 for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. This follows the hiring of personnel to staff our new branches, as well as the addition of several new administrative positions in response to our growth.

•	Other non-interest expense increased $213,076 and $459,742 for the three months and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Overall bank growth and regulatory compliance initiatives led to significant increases in consulting expense, employee recruitment costs and software licensing fees.

The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:

	As of and for the		As of and for the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except per share data)	2005	2004	2005	2004
Return on average assets	1.78%	1.68%	1.82%	1.52%
Return on average equity	19.14%	18.60%	19.51%	16.02%
Net interest margin, tax equivalent basis	6.01%	5.86%	5.91%	6.08%
Efficiency ratio	52.50%	53.70%	53.57%	55.51%

Net income	$3,526	$2,898	$10,281	$7,230
Total loans, gross (1)			659,405	578,287
Total assets			821,048	720,536
Deposits			714,523	615,082

Book value per common share			$8.35	$7.15
Tangible book value per common share			7.53	6.04

(1)	Loans include portfolio and loans held for sale and exclude allowance for loan losses and unearned loan fees.
Our goal is to grow our earning assets while maintaining a high return on equity and strong asset quality. We will achieve this by emphasizing personalized, quality banking products and services for our customers; by hiring and retaining high performing, experienced branch and administrative personnel and by responding quickly to customer demand and growth opportunities. We intend to increase penetration in our existing markets and expand into new markets through suitable acquisitions and new branch openings.
We are moving our Kennewick branch to a permanent location in the Tri-Cities area, which includes the Washington cities of Richland, Kennewick and Pasco. Management expects to complete construction of the new 10,000 square foot facility in December 2005. The renamed Meadow Springs Branch will be our flagship branch serving all of the Tri-Cities area. The facility will house a full service bank branch on the first floor and our Tri-Cites Business Banking Team on the second floor. In order to serve our retail customers more conveniently, the branch will feature a five lane vehicle drive-up including two drive-up ATMs.
We began construction of our new Pasco Branch, which is located next to the TRAC Convention Center in Pasco. Management expect to open the new branch during the first quarter of 2006. The 2,900 square foot branch will serve the northwestern Tri-Cities area and will focus on small business relationships and expanding our consumer product base. It will feature a four lane vehicle drive-up including two drive-up ATMs.
We also began construction of our new Cherry Heights Branch, which is located west of downtown The Dalles and expected to open during the first quarter of 2006. The branch will expand our dominant presence in The Dalles by providing a more convenient banking alternative to our customers. It will feature a five lane vehicle drive-up including two drive-up ATMs and space leased to a drive-up coffee stand.

In September 2005, we signed an agreement with D&L Capital Funding, Inc., an outside commercial real estate loan originator, whose services will be marketed under the name Columbia River Capital Team. Under the agreement, we provide their employees with office space at our branches, the services of a loan processor, and a $10 million dollar warehouse line of credit for loans that we initially authorize. In exchange, we have a right to retain loans originated by the Columbia River Capital Team. If we decline to retain a loan, or we retain only a portion of the loan, it is offered to other investors in their network. We also receive a variable percentage of all loan origination fees, depending on our degree of involvement. The arrangement provides us with greater access to the commercial and multifamily real estate segments. It also allows us the opportunity to participate in loans that are otherwise in excess of our lending limits.
MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans where we receive interest and principal repayments from our customers, as well as operating cash and various investment securities.
Investment Securities
Investment securities totaled $38.97 million as of September 30, 2005, a decrease of $6.42 million, or 14.15%, compared to December 31, 2004. The decrease in investment securities resulted from the maturity of $8.00 million of short-term agency securities, which was partially offset by the purchase of securities for use as collateral. The investment securities portfolio contains bank-qualified municipal securities, debt issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Qualifying available-for-sale securities as well as held-to-maturity securities may be pledged as collateral for public agency deposits. At September 30, 2005, $21.73 million, or 55.75%, of the portfolio was pledged, compared to $17.06 million, or 37.58%, at December 31, 2004, and $16.4 million, or 50.74%, at September 30, 2004.
Unrealized losses on available-for-sale and equity securities at September 30, 2005, were $273,988 or $173,709 net of tax, compared to a loss of $82,602, or $52,370 net of tax, and $5,565, or $3,275 net of tax, at December 31, 2004 and September 30, 2004, respectively. The unrealized loss as of September 30, 2005 is due to an increase in interest rates since the beginning of the year. We currently have no plans to liquidate the available-for-sale securities.
Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development and real estate, commercial, consumer, agriculture and credit cards.
Our net loan portfolio (excluding loans held for sale) at September 30, 2005 was $641.23 million, an increase of $69.62 million, or 12.18%, over December 31, 2004, and an increase of $74.43 million, or 13.13%, over September 30, 2004.

As of September 30, 2005, construction, land development and commercial real estate loans comprised 69% of our loan portfolio, compared to 52% as of December 31, 2004 and 67% as of September 30, 2004. We believe this concentration is consistent with our Pacific Northwest community bank peers; however, subject to fluctuations in the real estate development markets, as well as to the more widespread economic effects of mortgage interest rate increases. In the near term, we expect growth in this part of our loan portfolio to slow due to external economic factors. Increased competition for experienced loan officers also impedes our ability to maintain historic growth trends. We believe an increase in loans originated by our Columbia River Capital Team will ensure that we achieve our loan production goals in conjunction with our Portland loan production office.
We also participate in non-real estate agricultural lending, which comprises approximately 13% of our total loan portfolio. We employ loan officers who have developed a high level of expertise in underwriting and monitoring agriculture loans. Traditionally, agriculture lending has been neglected due to its unique challenges. We address these challenges by hiring experienced agricultural lenders and consultants, by diversifying our agricultural loan portfolio across eleven different commodity types and by maintaining Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 15% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and these loans are not without credit risk.
The Mortgage Team, a division of CRB, originates and funds single-family mortgage loans. These loans are usually committed for sale to mortgage investors and held for less than thirty days. Mortgage loans held for sale are reported under the caption “Loans-held-for-sale” on our balance sheet. At September 30, 2005, loans held for sale totaled $7.25 million compared to $2.52 million and $1.57 million at December 31, 2004 and September 30, 2004, respectively. At September 30, 2005, loans held for sale for longer than thirty days totaled $1.48 million and consisted of six loans that we expect to sell by the end of October or early November. The increase in loans held for sale resulted from an increase in mortgage production during the first nine months of 2005, during which 617 loans were originated compared to 403 loans during the same period in 2004, a 53.10% increase.
The following table presents CRB’s loan portfolio composition by loan type:
Loans:

	September 30, 2005		December 31, 2004		September 30, 2004
		Percent of		Percent of		Percent of
(dollars in thousands)	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Commercial loans	$101,914	16%	$93,618	16%	$93,643	16%
Agricultural loans	82,543	13%	79,224	14%	80,977	14%
Real estate loans	293,056	45%	247,045	44%	228,463	40%
Real estate loans — construction	152,931	23%	139,415	24%	151,104	27%
Consumer loans	13,386	2%	14,386	3%	15,466	3%
Other loans	8,321	1%	7,660	1%	7,061	1%

	652,151		581,348		576,714
Allowance for loan losses	(9,202)	-1%	(8,184)	-2%	(8,150)	-1%
Unearned loan fees	(1,716)	0%	(1,556)	0%	(1,757)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	641,233		571,608		566,807

Loans held for sale	7,254	1%	2,517	0%	1,573	0%

Total loans	$648,487	100%	$574,125	100%	$568,380	100%

Non-performing Assets
Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater than 90 days, restructured loans and other real estate owned (“OREO”). We do not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Restructured loans are those for which the interest rate or payment schedules were modified from original terms to accommodate the borrower’s weakened financial condition. OREO represents assets held through loan foreclosure or recovery activities.
At September 30, 2005, our non-performing assets totaled $1.39 million, as compared to $4.32 million and $5.34 million at December 31, 2004, and September 30, 2004, respectively. Most of the 2005 year-to-date decrease occurred during the first quarter of 2005 after resolution of a $3.12 million loan that had been on non-accrual status. Non-performing assets further decreased to $394,000 during the second quarter of 2005. During the third quarter of 2005, several loans were placed on non-accrual status, resulting in an increase in non-performing assets. Two commercial loans, portions of which were charged-off, comprise $757,501, or 56.31%, of loans on non-accrual status as of September 30, 2005.
The following table presents information with respect to non-performing assets:
Non-performing Assets:

(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Loans on non-accrual status	$1,345	$4,217	$3,884
Delinquent loans on accrual status	—	—	—
Restructured loans	43	—	—

Total non-performing loans	1,388	4,217	3,884
Other real estate owned	—	100	1,460

Total non-performing assets	$1,388	$4,317	$5,344

Allowance for loan losses	$9,202	$8,184	$8,150

Ratio of total non-performing assets to total assets	0.17%	0.60%	0.74%
Ratio of total non-performing loans to total loans	0.23%	0.74%	0.67%
Ratio of allowance for loan losses to total non-performing assets	662.69%	189.57%	152.51%
Allowance for Loan Losses
Our allowance for loan losses represents an estimate of probable losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. The allowance is calculated based on a systematic approach each quarter. Increases to the allowance occur when we expense amounts to the loan loss provision or when we recover previously charged-off loans. Decreases occur when we charge-off loans that are deemed uncollectible. We determine the appropriateness and amount of these charges by assessing the risk potential in our portfolio on an ongoing basis.

Our calculation of the allowance for loan losses takes into consideration all loans in our portfolio. Adversely classified and impaired loans are assigned a higher loss percentage than unclassified loans. The percentages applied to a particular class of loans are based on standards established by regulatory agencies and tested against our historic loss experience. We assess deposit overdraft risk based on factors developed from our historical loss experience. Historically, deposit overdraft losses have been minimal. We also review current regional and national economic conditions and trends, economic circumstances that may affect our borrowers individually and collectively, and various other factors that we consider appropriate for allocation to specific loans or loan categories.
When a loan, or a portion of a loan, is determined to be uncollectible, it is “charged-off,” which means it is removed from the balance sheet and the reduction is charged against the allowance for loan losses. Recoveries of amounts previously charged-off are reflected as increases to the allowance for loan losses. Deposit account overdraft charge-offs are accounted for in the same manner.
During the third quarter, we charged-off a portion of two commercial loans after a reevaluation of the borrowers’ collateral. As a result, our provision for loan losses increased $680,000 for the three months ended September 30, 2005, compared to the same period in 2004. However, for the nine months ended September 30, 2005, our provision for loan losses decreased $560,000, compared to same period in 2004. This year-to-date decrease was due to improved loan quality and a lower non-performing loan balance.
As a percentage of average loans outstanding at year-end (including loans held for sale), our allowance for loan losses has ranged between 0.84% and 1.64% over the 10-year period 1995 through 2004, averaging 1.35%, on an annual basis. At September 30, 2005, our allowance was 1.40% of outstanding loans, including loans held for sale.
At September 30, 2005, net charge-offs were approximately 0.18% of average gross loans, or 0.23% on an annualized basis. Our net charge-offs as a percentage of average gross loans at year-end has averaged 0.21% during the last ten years and 0.25% during the last five years. Depending on the final resolution of the two partially charged-off loans noted above, we expect our net charge-offs as a percentage of average gross loans to measure between 0.23% and 0.27% by the end of 2005.

The following table presents activity in allowance for loan losses:
Allowance for Loan Loss:

	Three Months ended		Nine Months ended
	September 30,		September 30,
(dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$8,681	$7,940	$8,184	$6,612
Charge-offs:
Commercial	522	222	599	682
Real estate	160	—	168	116
Agriculture	—	77	156	78
Consumer loans	4	42	104	164
Credit card and related accounts	17	22	60	123
Demand deposit overdrafts	56	—	133	—

Total charge-offs	759	363	1,220	1,163

Recoveries:
Commercial	32	18	71	44
Real estate	—	—	9	—
Agriculture	—	—	4	3
Consumer loans	9	4	23	9
Credit card and related accounts	1	1	4	5
Demand deposit overdrafts	8	—	47	—

Total recoveries	50	23	158	61
Provision for loan losses	1,230	550	2,080	2,640

Balance at end of period	$9,202	$8,150	$9,202	$8,150

Mortgage Servicing Asset
In April 2005, we completed an agreement with a buyer for the sale of our mortgage servicing asset. The book value of the mortgage servicing asset at the time of sale was $2.05 million. After adjustments for delinquencies, current month pay-offs and fees, the adjusted sales price was $3.02 million, which resulted in a gain of $560,588 during the second quarter of 2005. The transfer date of the mortgage servicing asset was May 31, 2005.

LIABILITIES
Our liabilities primarily consist of our obligations to repay customer deposits on demand (for “demand deposits”) or at a stated time in the future (for “time deposits”), interest accrued on customer deposits, and obligations to pay interest and principal on the “junior subordinated debentures”.
Deposits
We offer various deposit accounts, including interest-bearing checking, savings, money market, certificates of deposit and non-interest-bearing checking. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Deposits are our primary source for funding loan growth. We strive to fund operations with non-interest-bearing demand deposits, a strategy which will improve the net interest margin, defined as the difference between interest income and interest expense as a percentage of average earning assets.
At September 30, 2005, our deposits totaled $714.52 million, an increase of $107.58 million, or 17.72%, over December 31, 2004 and an increase of $99.44 million, or 16.17%, over September 30, 2004. Deposit account growth in the first nine months of 2005 occurred primarily in non-interest and interest-bearing demand accounts. Since the beginning of the year, non-interest-bearing demand accounts have increased $55.72 million, or 32.32% and interest-bearing demand accounts have increased $56.08 million, or 26.55%. Growth in these accounts is the result of our focus on providing personalized customer service to our commercial customers. Demand deposit growth was partially offset by a $10.68 million, or 5.70%, decrease in time certificates of deposit during the same period. The decrease in time certificates of deposit is primarily the result of $13.41 million of wholesale deposit maturities that we did not renew due to our strong liquidity. Overall, our deposits grew through a combination of pricing strategies, increased marketing and an emphasis on strengthening customer relationships.
The following table presents deposit composition by deposit type:
Deposits:

	September 30, 2005		December 31, 2004		September 30, 2004
		Percent of				Percent of
(dollars in thousands)	Dollar Amount	Total	Dollar Amount	Percent of Total	Dollar Amount	Total
Non-interest bearing deposits	$228,144	32%	172,422	28%	$184,999	30%
Interest bearing deposits	267,321	37%	211,240	35%	201,127	33%
Savings deposits	42,379	6%	35,926	6%	36,874	6%
Time certificates	176,679	25%	187,356	31%	192,082	31%

Total deposits	$714,523	100%	$606,944	100%	$615,082	100%

Wholesale liabilities include all funding sources obtained outside the retail branch network and consist of brokered certificates of deposit, direct certificates of deposit and advances from Federal Home Loan Bank. Brokered certificates of deposit are obtained through intermediary brokers that sell the certificates on the open market. Direct certificates of deposit are obtained through a proprietary network that solicits deposits from other financial institutions and public entities.
We utilize wholesale liabilities to manage interest rate risk and as a source of funding for loan growth. At September 30, 2005, brokered certificates of deposit totaled $41.73 million, with maturities ranging from one month to four years; brokered certificates of deposit totaled $46.65 million at December 31, 2004 and $49.66 million at September 30, 2004. Direct certificates of deposit totaled $10.01 million as of September 30, 2005, with maturities ranging from one month to two years; our direct certificates of deposit totaled $24.40 million as of December 31, 2004 and $26.92 million as of September 30, 2004.

During 2005, we have actively increased deposit gathering efforts at the retail branch level. We believe reliance on wholesale deposits will continue to decline for the remainder of 2005.
Borrowings
The majority of our borrowings are advances from Federal Home Loan Bank (“FHLB”). At September 30, 2005, borrowings from FHLB totaled $25.45 million, a decrease of $8.59 million from $34.04 million previously reported at December 31, 2004, and a decrease of $9.20 million as compared to $34.65 million at September 30, 2004. We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. We had no federal funds purchased as of September 30, 2005, December 31, 2004 and September 30, 2004. Other borrowings consist of a Treasury Tax and Loan note payable for $450,594 as of September 30, 2005, $850,000 as of September 30, 2004, and $849,970 as of December 31, 2004. We will continue to allow borrowings to mature without renewing if deposit growth meets or exceeds loan growth.
The following table presents certain information with respect to our FHLB borrowings:
FHLB Borrowings:

	September 30,	December 31,	September 30,
(dollars in thousands)	2005	2004	2004
Amount outstanding at end of period	$25,454	$34,040	$34,651
Weighted average interest rate at end of period	3.80%	3.41%	3.28%
Maximum amount outstanding at any month-end and during the year	$33,836	$46,941	$46,941
Average amount outstanding during the period	$33,020	$30,023	$18,651
Average weighted interest rate during the period	3.58%	3.36%	3.42%
Off-Balance Sheet Items — Commitments/Letters of Credit
In the normal course of business to meet the financing needs of our customers, we are party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit, the issuance of letters of credit and interest rate swaps. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on our balance sheet.
Our potential exposure to credit loss for commitments to extend credit and for letters of credit is represented by the contractual amount of those instruments, and would be triggered in the event of nonperformance by the other party. We use the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
We may or may not require collateral or other security to support financial instruments with credit risk, depending on its loan underwriting guidelines.

The following table presents a comparison of contract commitment amounts:
Commitments:

(dollars in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$181,428	$168,812	$160,930
Commitments to extend credit for overdrafts	8,633	10,249	10,003
Undisbursed credit card lines of credit	19,439	18,437	18,320
Commercial and standby letters of credit	2,342	2,227	2,098

	$211,842	$199,725	$191,351

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
The amount of collateral obtained to secure a loan or commitment, if deemed necessary, is based on our credit evaluation of the borrower. A majority of commitments are secured by real estate or other types of qualifying collateral. The type of collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing properties. Less than 10% of our commitments are unsecured. Lending commitments are distributed across all loan categories at levels roughly proportionate to concentrations in the loan portfolio.
We offer an overdraft protection product that allows certain types of deposit products to become overdrawn up to a set dollar limit before checks will be returned. The commitment to extend credit for overdrafts represents our estimated total exposure if virtually every customer utilized the full amount of this protection at one time. However, the annual average usage outstanding is much lower than this commitment, totaling approximately $246,000, or 2.33% as of September 30, 2005 and approximately $304,000, or 3.00%, in 2004.
Letters of credit are conditional commitments that we issue to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit parallels the risk involved in extending loans to customers. When considered necessary, we hold deposits, marketable securities, real estate or other assets as collateral for letters of credit.
Derivative Instruments-Interest Rate Swap
In January 2003, in connection with the issuance of $4.0 million of floating-rate Trust Preferred Securities by Columbia Bancorp Trust I, we entered into an interest rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, we will pay 3.27% on a notional amount of $4.0 million and receive 90-day London Inter-Bank Offered Rate (“LIBOR”) on the same amount. The effect of this transaction was the conversion of the $4.0 million trust preferred issuance from a floating rate instrument paying 90-day LIBOR plus 330 basis points to a fixed rate instrument paying 6.57% for five years, the point at which we have the option to call the Trust Preferred Securities. We have classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The effect of this transaction was to mitigate variability in cash flows by establishing a fixed cost for the initial five years of the trust preferred securities.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income, our largest source of operating income, equals interest income earned from loans and investment securities, less interest expense paid on deposits and other interest bearing liabilities.
Net interest income increased $4.68 million, or 17.90%, for the nine months ended September 30, 2005, as compared to the same period in 2004 and increased $1.88 million, or 20.47%, for the three months ended September 30, 2005, compared to the same period in 2004. The increases in net interest income are primarily due to growth of our loan portfolio and interest rate increases on variable rate loans. Approximately 54% of our variable rate loan portfolio will re-price during the next three months. As a result, if, as we expect, interest rates continue to rise interest income on these re-priced loans will increase.
During the first quarter of 2005, we recognized approximately $336,000 in previously non-accrual interest from 2004 related to a loan that had been on non-accrual status since the last part of 2004.
Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration. Our tax equivalent net interest margin for the first nine months of 2005 was 5.91%, compared to 6.08% for the same period in 2004, and 6.01% for the third quarter of 2005, compared to 5.86% for the third quarter of 2004. Approximately 6 basis points of our net interest margin for the first nine months of 2005 is attributable to the collection of 2004 past due interest .
Net interest margin on a quarterly basis increased to 6.01% from 5.90% and 5.82% at June 30, 2005 and March 31, 2005, respectively. Our relationship pricing strategy, whereby we selectively offer higher rates to certain customers, combined with our success at gathering low cost deposits, has minimized increases in our overall cost of funds. In addition, as our liquidity has improved, we have benefited from increasing interest rates and earnings on our federal funds sold. Federal funds interest contributed 19 basis points to our third quarter 2005 net interest margin, compared to 12 basis points for the second quarter and 15 basis points for the first quarter. For the remainder of the year, we expect our net interest margin to remain stable or compress slightly due to competitive pressures.

The following table presents a comparison of average balances and rates:
Net Interest Income Average Balances and Rates:

	Three Months Ended September 30,			Three Months Ended September 30,
	Average Balances			Average Yields/Costs Tax Equivalent
(dollars in thousands)	2005	2004	Change	2005	2004	Change
Taxable securities	$23,960	$16,027	$7,933	3.30%	2.50%	0.80%
Nontaxable securities	12,659	13,242	(583)	7.00%	7.33%	-0.33%
Interest bearing deposits	17,339	13,059	4,280	2.96%	1.59%	1.37%
Federal funds sold	42,091	9,287	32,804	3.29%	1.04%	2.25%
Loans	639,539	577,945	61,594	8.17%	7.49%	0.68%

Interest-earning assets	735,588	629,560	106,028	7.59%	7.14%	0.45%

Nonearning assets	52,374	56,355	(3,981)

Total assets	$787,962	$685,915	$102,047

Savings & interest bearing deposits	$296,524	$231,622	$64,902	1.47%	0.70%	0.77%
Time certificates	176,857	179,677	(2,820)	3.42%	2.80%	0.62%
Borrowed funds	31,187	39,252	(8,065)	3.99%	3.60%	0.39%

Interest bearing liabilities	504,568	450,551	54,017	2.31%	1.79%	0.52%

Non-interest bearing demand deposits	207,512	169,387	38,125
Other liabilities	2,801	3,992	(1,191)
Shareholders’ equity	73,081	61,985	11,096

Total liabilities and shareholders’ equity	$787,962	$685,915	$102,047

	Nine Months Ended September 30,			Nine Months Ended September 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2005	2004	Change	2005	2004	Change
Taxable securities	$24,194	$15,433	$8,761	3.05%	2.46%	0.59%
Nontaxable securities	12,897	13,302	(405)	7.03%	7.32%	-0.29%
Interest bearing deposits	18,500	10,972	7,528	2.63%	1.84%	0.79%
Federal funds sold	37,623	7,923	29,700	2.86%	1.14%	1.72%
Loans	608,633	532,366	76,267	8.07%	7.58%	0.49%

Interest-earning assets	701,847	579,996	121,851	7.45%	7.24%	0.21%

Nonearning assets	52,078	53,736	(1,658)

Total assets	$753,925	$633,732	$120,193

Savings & interest bearing deposits	$278,300	$226,220	$52,080	1.29%	0.57%	0.72%
Time certificates	177,084	147,039	30,045	3.30%	2.86%	0.44%
Borrowed funds	34,768	37,764	(2,996)	3.96%	3.29%	0.67%

Interest bearing liabilities	490,152	411,023	79,129	2.21%	1.64%	0.57%

Non-interest bearing demand deposits	190,684	158,860	31,824
Other liabilities	2,619	3,573	(954)
Shareholders’ equity	70,470	60,276	10,194

Total liabilities and shareholders’ equity	$753,925	$633,732	$120,193

Non-Interest Income
Non-interest income consists of service charges and fees, Mortgage Team revenues, credit card discounts, CRB Financial Services Team revenues and gains from the sale of loans, securities and other assets. Mortgage Team revenues include service release premiums, revenues from the origination and sale of mortgage loans and net revenues from mortgage servicing activities. CRB Financial Services Team revenues include revenues from the sale of investments and financial planning services to our customers.
Total non-interest income for the quarter ended September 30, 2005, increased $523,165, or 25.94%, as compared to the same period in 2004 and increased $2.31 million, or 41.94% on a year-to-date basis compared to the same time period in 2004. Included in the overall increase in non-interest income for the first nine months of 2005, under the caption “other non-interest income”, is the gain on the sale of the mortgage servicing asset of $560,588, which was recognized during the second quarter of 2005.

Mortgage Team revenues increased $1.35 million for the first nine months of 2005, over the same period in 2004, and $435,738 for the three months ended September 30, 2005, over the same period in 2004. We no longer perform mortgage servicing activities following the sale of the Mortgage Servicing Asset in the second quarter of 2005. The increase in Mortgage Team revenues is the result of a reduction in mortgage servicing expenses and an increase in loan production.
Revenues from mortgage servicing activities totaled $171,783 for the nine months ended September 30, 2005, an increase of $707,391 from the net expense for the nine months ended September 30, 2004.
Our Mortgage Team produced 617 mortgage loans during the third quarter of 2005, compared to 403 loans in the third quarter of 2004, an increase of 214 loans, or 53.10%. Mortgage loans produced during the third quarter of 2005 totaled 231, compared to 122 loans in the third quarter of 2004, an increase of 109 loans, or 89.34%.
We believe Mortgage Team revenue growth will be moderate through the remainder of 2005. Although the mortgage loan market has slowed during the last several months, we anticipate capturing additional market share because of our focus on hiring experienced loan officers with a significant network of customers.
The following table presents the balances and percentage changes in non-interest income:
Non-Interest Income:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Service charges on deposits	$1,239	$1,196	4%	$3,602	$3,443	5%
Credit card discounts & fees	136	132	3%	366	350	5%
CRB Financial Services Team revenues	174	93	87%	474	395	20%
Mortgage servicing, net	—	(101)	—	172	(535)	-132%
Gain on sale of mortgage loans	6	136	-96%	81	216	-63%
Mortgage loan origination income	434	203	114%	1,151	714	61%
Gain/(loss) from called bond	—	(7)	—	—	(7)	—
Gain from sale of securities	—	—	—	(1)	—	—
Gain/(loss) on sale of assets	—	(31)	—	(38)	(126)	-70%
Gain on sale of MSA	—	—	—	561	—	—
Gain on sale of loans	3	—	—	3	—	—
Other non-interest Income	548	396	38%	1,456	1,064	37%

Total non-interest Income	$2,540	$2,017	26%	$7,827	$5,514	42%

Provision for Loan Losses
Charges to provision for loan losses for the nine months ended September 30, 2005 totaled $2.08 million, compared to $2.64 million for the same period in 2004. The year-to-date decrease in the provision for loan losses was primarily the result of more moderate loan growth in the first nine months of 2005 and improved loan quality as compared to the same period in 2004.
Charges to provision for loan losses for the three months ended September 30, 2005 totaled $1.23 million, compared to $550,000 for the same period in 2004. This increase was the result of two commercial loans we partially charged-off after a reevaluation of the borrowers’ collateral.
Our allowance for loan losses was 1.40% of total loans as of September 30, 2005, compared to 1.39% as of June 30, 2005. We believe our allowance for loan losses is adequate based on our ongoing risk analysis of the loan portfolio.

Non-Interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs, item and statement processing expenses and other non-interest expenses.
Total non-interest expense for the three and nine months ended September 30, 2005, increased $1.13 million, or 18.75%, and $3.13 million, or 17.83%, respectively, as compared to the same periods in 2004.
As a result of the achievement of company financial and operational goals, incentive compensation expense increased $411,454 and $1.25 million for the three months and nine months ended September 30, 2005, respectively, compared to the same periods in 2004.
Salaries and benefits, excluding incentive compensation, increased $514,789 and $932,525 for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. This increase is primarily the result of additional personnel hired to staff our new branches, as well as the addition of several new administrative positions to support our growth.
Other non-interest expense increased $213,076 and $459,742 for the three months and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Overall bank growth and regulatory compliance initiatives led to significant increases in consulting expense, employee recruitment costs and software licensing fees.
We expect non-interest expenses to trend upward during the last quarter of 2005 due to incentive compensation, costs associated with Sarbanes-Oxley compliance and other general expenses.
The following table presents a schedule of the components of and changes in non-interest expense:
Non-Interest Expense:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2005	2004	% change	2005	2004	% change
Salaries & employee benefits	$4,298	$3,468	24%	$12,029	$9,776	23%
Occupancy expense	774	700	11%	2,334	1,898	23%
Data processing	123	124	-1%	346	378	-8%
Other non-interest expense	1,946	1,722	13%	5,980	5,506	9%

Total non-interest expense	$7,141	$6,014	19%	$20,689	$17,558	18%

LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
At September 30, 2005, shareholders’ equity totaled $74.64 million, compared to $65.88 million at December 31, 2004, an increase of 13.30%, and $62.97 million at September 30, 2004, an increase of 18.54%. The year-to-date change is primarily the result of net income, totaling $10.28 million for the period, partially offset by dividends declared or paid of $2.41 million.
During the third quarter of 2005, we declared a dividend of $0.09 per share payable October 31, 2005, to shareholders of record as of October 14, 2005. With cash dividends paid and declared in 2005, approximately 23.44% of our year-to-date earnings will have been returned to shareholders, with the remainder being retained in the form of shareholders’ equity for the purpose of leveraging future balance sheet growth. On May 24, 2005, Columbia’s Board of Directors approved a stock repurchase plan with an expiration date of June 30, 2006, and a stock repurchase limit of $1.00 million, to replace the repurchase plan, that expired June 30, 2005. Any repurchase plan will be conducted in the open market pursuant to the Securities Exchange Act Rule 10b-18 at the sole discretion of Management. There were no stock repurchases as of September 30, 2005.

Liquidity
We have adopted policies to address our liquidity requirements, particularly with respect to customers’ needs for borrowing and deposit withdrawals. Our main sources of liquidity are customer deposits; sales and maturities of investment securities; the use of federal funds; brokered certificates of deposit; and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition, economic conditions and other factors.
Liquidity is determined by the aggregate of cash and due from banks; interest bearing deposits with other banks; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged minus vault cash. Measurable liquid assets totaled $94.51 million at September 30, 2005, as compared to $76.00 million at September 30, 2004. Because our deposit growth outpaced loan growth, our liquidity has remained strong during the third quarter of 2005. Historically, our liquidity has decreased during the second and third quarters due to loan growth. During the first nine months of 2005, total deposits grew $107.58 million outpacing an increase in loans of $69.62 million. We will continue to rely on retail branch deposit growth and, when necessary, wholesale deposits to meet our liquidity needs.
The analysis of liquidity also includes a review of the changes that appear in the consolidated statement of cash flows for the first nine months of 2005. The statement of cash flows includes operating, investing and financing categories. Net cash from operating activities decreased $2.88 million during the first nine months of 2005, as compared to the same period in 2004. This figure is adjusted for non-cash items as well as for increases or decreases in cash due to changes in certain assets and liabilities. Cash flows from investing activities increased $48.53 million during the first nine months of 2005, as compared to the same period in 2004. The increase is due to proceeds from sales of securities and the impact of net loan growth. Cash flows from financing activities decreased $32.41 million during the first nine month of 2005, as compared to the same period in 2005. The decrease is due to the maturity of wholesale deposits and time certificates of deposit, as well as repayments of notes payable.
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
The following table presents our various capital ratios as compared to regulatory minimums:
Capital Ratios:

			September 30, 2005	December 31, 2004
		Well-
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	10.02%	9.80%
Total risk-based capital	8.00%	10.00%	11.26%	11.05%
Leverage ratio	4.00%	5.00%	9.57%	8.74%
We intend to remain “well-capitalized” by regulatory definition. Regulatory capital levels historically increase during the fourth quarter as seasonal loans are repaid. We intend to use our excess capital for stock repurchases and for construction of two to three new branches during the next twelve to eighteen months.

Stock Repurchase Plan
On May 24, 2005, our Board of Directors renewed a plan to repurchase shares of Columbia common stock. Our Board of Directors believes the repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.00 million until the expiration date, June 30, 2006, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. As of September 30, 2005, we have not repurchased any stock under the stock repurchase plan.
Trust Preferred Securities
In December 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (“trust preferred securities”). In 2002, the Trust issued $4.00 million in trust preferred securities. The $4.00 million in debentures issued through the Trust continue to qualify as Tier 1 capital under guidance issued by the Board of Governors of the Federal Reserve System.
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
The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding, overdraft charge-offs and related off-balance-sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on Management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 68% of our loan portfolio is secured by real estate; a significant decrease in real estate values in Oregon and Washington may result in an increase to the allowance for loan losses.
At September 30, 2005, we had approximately $7.39 million in goodwill as a result of business combinations. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 on January 1, 2002. SFAS No. 142 requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment.

We apply Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant.
We may become party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from the assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.
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

PART II. — OTHER INFORMATION
ITEM 1. Legal Proceedings
During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings. Management is presently aware of no legal proceedings that would have a material adverse impact on Columbia’s business, operations or financial condition.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
(a) Exhibits

3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999).

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998).

4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033.*

4.2	Form of Floating Rate Junior subordinated Debt Security due 2033.*

10.1	Employment agreement of August 3, 2005 between James C. McCall and Columbia River Bank.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to Columbia Bancorp’s Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: November 3, 2005	/s/ Roger L. Christensen
Roger L. Christensen
President & Chief Executive Officer

Dated: November 3, 2005	/s/ Greg B. Spear

Greg B. Spear
Executive Vice President & Chief
Financial Officer