Form 10-K
period 2005-12-31
COLUMBIA BANCORP \OR\
filed 2006-03-14
CIK 1010002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:     December 31, 2005
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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common stock, no par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.   Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $169,524,840.
     The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 9,872,668 shares of no par value common stock on February 22, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement dated March 1, 2006 for the 2006 Annual Meeting of Shareholders, including any amendments thereto, are incorporated by reference in Part III hereof.

1- Columbia Bancorp

COLUMBIA BANCORP
FORM 10-K

		PAGE
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS		3

PART I

ITEM 1	DESCRIPTION OF BUSINESS	3
ITEM 1A	RISK FACTORS	14
ITEM 1B	UNRESOLVED STAFF COMMENTS	15
ITEM 2	PROPERTIES	16
ITEM 3	LEGAL PROCEEDINGS	17
ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS	18
ITEM 6	SELECTED FINANCIAL DATA	19
ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	44
ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	45
ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	79
ITEM 9A	CONTROLS AND PROCEDURES	79
ITEM 9B	OTHER INFORMATION	80
ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	80

PART III

ITEM 11	EXECUTIVE COMPENSATION AND REPORT OF COMPENSATION COMMITTEE	81
ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS	81
ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	81
ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES	81
	(Items 11 through 14 are incorporated by reference from Columbia Bancorp’s definitive proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2006)

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	81

SIGNATURES		84
EXHIBIT 10.28
EXHIBIT 13.1
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2
Columbia Bancorp - 2

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This report, particularly including but not limited to the section entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains a number of forward-looking statements about our anticipated business, operations, financial performance and cash flows. Statements in this report that relate to future plans, events and circumstances are provided to describe Management’s intentions and expectations based on currently available information, and readers should not construe these statements as assurances or guarantees. As with any predictions, these statements are inherently difficult to make with any degree of assurance, and actual results may differ materially and adversely from Management’s expectations described herein. Likewise, Management’s plans described in this report may not come to pass because unforeseen events may force Management to deviate from its expressed intentions. Forward-looking statements often can be identified by the use of predictive or prospective terms such as “expect,” “anticipate,” “believe,” “plan,” “intend,” and words of similar construction or meaning. Some of the events or circumstances that may cause our actual results to deviate from Management’s expectations include the impact of competition and local and regional economic factors upon our customer base, our deposits and loan portfolio; economic and regulatory limits on our ability to grow our assets and manage our business; customer acceptance of our products and services; interest rate fluctuations that may adversely impact our revenues and expenses; and the impact of impairment charges upon our intangible and other assets. We also face risks associated with the geographic concentration of our customers, our ability to maintain or expand our market share or net interest margins, and competitive and economic issues that impact our ability to implement our marketing and growth strategies. Other factors that may adversely impact our performance are discussed in the section entitled Risk Factors, as well as other disclosures we make from time to time in our other filings with the Securities and Exchange Commission. Readers should be aware that these factors are not an exhaustive list, and should not assume that these are the only factors that may cause our actual results to differ from our expectations. Readers also should note that forward-looking statements expressed in this report are made as of the date this report is filed and Management cannot undertake to update those statements to reflect future events or circumstances.
PART I

ITEM 1.	DESCRIPTION OF BUSINESS
General
Columbia Bancorp (“Columbia”) is a financial holding company organized in 1996 under Oregon law. Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB” or “the Bank”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon and established in 1977, through which substantially all business is conducted. CRB is a state chartered bank that offers a broad range of services to its customers, primarily small and medium sized businesses and individuals.
CRB has a network of twenty branches as of December 31, 2005. In Oregon, CRB operates fourteen full-service branch facilities and three limited-service branch facilities that serve the northern and eastern Oregon communities of The Dalles (2), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond (2), and Bend (4), and the communities of McMinnville (3), Canby and Newberg in the Willamette Valley. In Washington, CRB operates three full-service branches that serve the communities of Goldendale, White Salmon and Richland.
3- Columbia Bancorp

From CRB’s establishment in 1977 as a one-branch bank in The Dalles, Oregon, Columbia has grown as a result of merger and acquisition activity, new branch openings, the introduction of new business lines and the expansion and cross-marketing of its existing products and community-bank lending expertise. Collectively, these growth activities have enabled the Bank to diversify its loan portfolio and operating risks over several market areas and local economies, which can be defined geographically as Central Oregon, Willamette Valley Oregon, the Columbia River Gorge region including both Oregon and Washington branches, and the Columbia Basin region which includes the Tri-Cities (Kennewick, Richland, Pasco), Washington branches and our Eastern Oregon branches. This market diversity in which CRB operates poses both opportunities and challenges to a community bank operating in varied local economies. The Bank’s approach to meeting these challenges is to staff its branches and business groups with managers who are established in their communities and have developed a loyal customer following. CRB’s senior Management, in conjunction with regional and branch managers, review the operations of each branch to determine which products and services are best suited to that geographic region. Management believes geographic diversity across a broad portion of the Pacific Northwest will limit the Bank’s exposure to adverse market conditions in any one geographical region or economic sector.
CRB provides high quality financial products and services to consumers and businesses. These offerings include a broad range of deposit and loan products and services including retail banking, mortgage loans, broker dealer services and commercial, agricultural and real estate lending.
As of December 31, 2005, Columbia had total assets of $841.24 million, total deposits of $707.82 million, and shareholders’ equity of $77.49 million. Columbia’s net income for the year ended December 31, 2005, its nineteenth consecutive year of increasingly higher net income, totaled $13.67 million.
During 2005, Columbia set its goals to achieve and reward balanced deposit and loan growth. Deposit growth was achieved by focusing on both new and existing customer relationships. The Bank hired two private bankers to develop and manage relationships with our high net-worth customers. CRB also hired a dedicated Cash Management Officer and introduced a new cash management product designed to attract large deposit business customers who demand more sophisticated transaction processing tools.
Historically, loan growth has been strongest during the second and third quarters, but slows during the fourth quarter. In 2005, loan growth was moderate during the second and third quarters, but accelerated during the fourth quarter. Demand for real estate construction loans remained very high during the fourth quarter.
In September 2005, Columbia signed an agreement with D&L Capital Funding, Inc., an independent commercial real estate loan originator, whose services will be marketed in alliance with the Columbia River Capital Team. The alliance provides the Bank greater access to the commercial and multifamily real estate segments. It also allows Columbia the opportunity to participate in loans that are otherwise in excess of its legal lending limits.
CRB moved its Kennewick branch to a permanent location in the Tri-Cities area, which includes the Washington cities of Richland, Kennewick and Pasco. Construction of the new 10,000 square foot facility was completed in December 2005 and the branch opened in January 2006. The renamed Meadow Springs Branch is the flagship branch serving all of the Tri-Cities area. The facility houses a full service bank branch on the first floor and the Tri-Cites Business Banking Team on the second floor. In order to serve retail customers more conveniently, the branch features a five lane drive-up including two drive-up ATMs.
CRB began construction of its new Pasco Branch, which is located next to the Convention Center in Pasco, Washington. Management expects to open the new branch during the first quarter of 2006. The 3,700 square foot branch will serve Franklin County and the northwestern Tri-Cities area and will focus on small business relationships and growing the consumer customer base. It will feature a four lane drive-up including two drive-up ATMs.
CRB also began construction of its new Cherry Heights Branch, which is located west of downtown The Dalles and is expected to open during the first quarter of 2006. The branch will expand CRB’s dominant presence in The Dalles by providing a more convenient banking alternative to our customers. It will feature a five lane drive-up including two drive-up ATMs and space to be leased to a drive-up coffee operator.
Columbia Bancorp - 4

Business Strategy
Columbia’s strategy is to remain a high performing financial institution, which is defined as achieving performance levels in the top quartile of all bank holding companies with assets between $500 million to $1 billion. Management plans to achieve this by growing earning assets while maintaining a high return on equity and better than average asset quality. Performance statistics are presented quarterly in the Bank Holding Company Performance Report as reported by the Federal Reserve Bank. During 2005, U.S. Banker magazine ranked Columbia as the nation’s 12th best performing bank, based on its three-year average return on equity. U.S. Banker magazine also lists the 200 top performing publicly traded community banks and bank holding companies with less than $1 billion in assets at the end of 2004. Columbia is one of only two community banks in Oregon to rank in U.S. Banker’s top 200 list. Columbia will continue building on its position as a leading community-based provider of financial services in Oregon and Washington while balancing its goals and priorities with the benefits provided to shareholders, customers and employees. Components of Columbia’s business strategy are outlined below.
Operate Successfully in Small to Medium Sized Communities. Management believes the key to profitability is increasing penetration in its existing markets, expanding into new markets through suitable acquisitions and opening new branches in small to medium sized communities with population levels ranging from 20,000 to 250,000. Columbia’s branch strategy is to emphasize personalized quality banking products and services for our customers, to hire and retain high performing, experienced branch and administrative personnel and to respond quickly to customer demand and growth opportunities. Management believes it is able to profitably attract and retain customers by providing and delivering products and services tailored to their individual needs, and by delivering them with a high degree of personal attention. Additionally, CRB has decentralized a portion of the management function to the regional and branch level, allowing business decisions regarding customers to be made more quickly and with greater value than its major banking competitors. Management and the Board of Directors will carefully review any exception to this strategy to insure it is complementary to Columbia’s current and future strategic initiatives.
Maintain High Asset Quality. Columbia seeks to maintain high asset quality through a program that includes prompt and strict adherence to established credit policies combined with training and supervision of lending officers. Additionally, the Bank uses incentives to maintain high asset quality, including tying a portion of its loan officers’ compensation to the quality of the loans they originate. Management also believes its commitment to hire branch managers with established ties to their communities is of significant benefit in determining the quality of loan transactions it generates. The variety of local economies in which the Bank’s branches are located increases the lending diversification and, in Management’s opinion, strengthens the overall loan portfolio.
Products and Services
Consumer Distribution Channels
Retail Bank Products and Services. Consumer deposit products include non-interest bearing and interest bearing demand accounts, savings accounts, money market accounts and certificates of deposit. CRB adjusts interest rates paid on interest bearing accounts based on competitive market factors, the need to manage deposit maturities and liquidity requirements. The Bank emphasizes customer relationships that attract core deposits in non-interest bearing transactional accounts, which reduce its cost of funds. CRB provides loans to individual borrowers for a variety of purposes, including secured and unsecured personal loans, home equity, personal lines of credit, credit cards and various installment loans. CRB’s private banking service offers high net worth customers a personal banker who facilitates all of their day-to-day banking services and acts as a liaison between other financial services available at the Bank.
CRB Mortgage Team Products and Services. CRB Mortgage Team offers loans for single-family owner occupied homes, “construction to permanent” financing packages, reverse mortgages and mortgages for vacation and rental homes. Customers can choose between fixed, variable, interest only and balloon rate options. Construction loans are available through the conventional two-step process or through a single “construction to permanent” product. Junior lien financing is also offered as a single product or in combination with a first mortgage.
5- Columbia Bancorp

CRB Financial Services Team Products and Services. Through arrangements with Primevest Financial Services, Inc., (“Primevest”) a registered securities broker-dealer, the CRB Financial Services Team offers a wide range of financial products and services to consumers, including stocks, mutual funds, traditional and Roth Individual Retirement Accounts (“IRA”s), Self-Employed Pension accounts (“SEP”s), tax-sheltered annuities, life insurance, health insurance and financial planning services. Products offered by CRB Financial Services are not insured by the Federal Deposit Insurance Corporation (“FDIC”).
Technology-Based Products and Services. CRB uses both traditional and new technology to support its focus on personal service. These include VISA credit and check card (debit card) programs; ATMs at each of Columbia’s full-service branches, including twenty-two on-site ATMs and five off-site ATMs; and a telephone banking service in both English and Spanish that allows customers to either speak directly with a customer service representative during banking hours or access account information with a 24-hour automated service. In addition, CRB offers BankNet, a secure Internet banking service, which allows complete online access to account information.
Commercial Distribution Channels
The Bank has an experienced lending staff, which has special expertise in small business, agricultural and real estate lending. CRB’s loan officers emphasize an ongoing personal relationship with customers. Management believes that its business customers appreciate the ongoing relationship they develop with their lending officer. Such relationship-based banking is an important aspect of Columbia’s continuous effort to maintain high loan quality.
Columbia seeks to maintain at all times, sound loan underwriting standards with written loan policies, appropriate individual and branch lending limits, loan administration reviews and an independent loan review function for all of its loans. In the case of large loan commitments or loan participations, loans are reviewed by the Loan Committee of CRB’s Board of Directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management seeks to minimize credit losses by monitoring the financial condition of borrowers and the value of collateral during the life of any given loan.
Commercial Loans. CRB offers customized loans including equipment and inventory financing, operational lines of credit, SBA loans for qualified businesses and accounts receivable financing. A significant portion of the Bank’s loan portfolio consists of commercial loans. For regulatory reporting purposes, a portion of the Bank’s commercial loans are designated as real estate loans because they are secured by real property, however many of these loans may finance accounts receivable, equipment, inventory, crops and livestock or other commercial activities. Lending decisions are based on careful evaluation of the financial strength, management and credit history of the borrower and the quality and marketability of the collateral securing the loan. Commercial loans secured by real property are generally limited to 75% of the collateral’s value. The Bank often requires personal guarantees for closely held companies and relies on the identification of secondary sources of repayment such as personal guarantees, reserves in other assets or other sources of payment.
Agricultural Loans. CRB provides agricultural business loans, including production lines of credit, equipment financing and term loans for capital improvements and other business purposes. Agricultural loans are generally secured by crops, equipment, inventory and real estate. Agricultural lending can require significant follow-up time, as farmers request budgeting assistance and other financial advice. The Bank employs three agricultural loan consultants, with many years of farm lending experience, to assist its loan officers in loan processing and administration. Loan officers make frequent visits to farming operation sites, regularly attend agricultural lending programs and seminars, and actively participate in growers’ associations and other agricultural-based organizations.
Real Estate Loans. Real estate loans are available for the construction, purchase, or refinance of commercial, single family residential and rental properties. The Bank also provides financing to land developers and speculative and pre-sold financing to home builders. Borrowers can choose from a variety of fixed and adjustable rate options and terms.
Columbia Bancorp - 6

The Bank’s real estate loans, in large part, are loans to commercial customers, farmers and ranchers and are secured by the properties used in their businesses. The majority of these loans feature variable interest rates with adjustment periods varying from one to five years. Repayment performance on real estate loans depend on the successful operation and management of the businesses and properties securing the loans and can also be affected by local and national real estate market fluctuations and values, economic conditions or the success or failure of the client’s overall business plan. CRB employs a real estate management officer, who is also a certified appraiser, to mitigate potential problems. This person oversees the appraisal ordering and review process to insure the Bank does not loan beyond prudent and regulatory levels on specific real estate projects.
The Bank is partially insulated against the risk of slowdowns in real estate lending markets because of its ability to purchase commercial real estate loans on the secondary market during periods when loan levels do not meet internal expectations and by the volume of loans that can be produced through our Portland loan production office and the alliance with D&L Capital Funding, Inc. known as Columbia River Capital Team.
Government-Assisted Loan Programs. CRB offers loans to small businesses and farmers that are supported by guarantees issued by various state and federal government agencies. The Bank is active in the SBA 504 program, and in similar programs offered by the Oregon Economic and Community Development Department. The SBA 504 program is a loan participation arrangement where a borrower may obtain up to 90% funding for owner occupied commercial real estate. The Bank typically provides 60% financing in a first lien position and the Government typically provides 30% in a subordinate lien position through the issuance of government guaranteed bonds. CRB also participates in Government loan guarantee programs offered through the Farm Services Agency, the SBA and Oregon Economic and Community Development Department. Participation in these programs reduces credit risk in the Bank’s loan portfolio.
Services to Non-Profits and Public Entities. CRB offers an array of loan products to borrowers in the non-profit and public entity sector, including city and county governments, together with special programs, such as jumbo CDs and low-cost loan programs. The Bank also offers consumer services to non-profit and public sector employees, such as Columbia VISA card enrollment and direct deposit services.
Cash Management Services. CRB offers business customers additional banking services online through its Internet Business Solutions product and through a relationship with a correspondent bank. These products provide business customers the following services: payroll processing, collections, wire transfers, Electronic Funds Transfer tax payments, lock box services, human resource support, correspondent deposit sweeps, and tax payments.
Deposit and Related Products. CRB’s business deposit products include basic, regular, and interest bearing deposit accounts, business money market accounts and sweep accounts. The Bank offers a Certificate of Deposit Account Registry System (“CDARS”) product, which provides full FDIC insurance for customers who invest funds over $100,000. Private deposit insurance is also available for customers with balances in excess of eligible FDIC limits. The Bank also offers check verification services to merchants allowing them the ability to determine, on a 24-hour basis, whether a check drawn on an account has sufficient funds to cover the amount drawn. In addition, CRB offers a VISA merchant program and a check recovery service for business customers.
Investment Products. The Bank’s affiliation with Primevest allows it to offer non-FDIC insured financial products and services to Columbia’s business customers as well as to consumers through the CRB Financial Services Team. These include insurance and annuity products and employee retirement plan products such as SEPs, IRAs and 401(k) plans.
7- Columbia Bancorp

Principal Markets of Operation
CRB accepts deposits and offers loans at its branches in Wasco, Hood River, Jefferson, Deschutes, Clackamas, Yamhill and Umatilla Counties in Oregon and Klickitat and Benton Counties in Washington. The Bank also offers loans to customers in adjacent counties including Sherman, Gilliam and Crook counties in Oregon and Skamania and Franklin counties in Washington. Many of its products and services, including investment products through CRB Financial Services Team and mortgages through the CRB Mortgage Team, are offered and sold throughout Columbia’s markets in Oregon and Washington. Columbia’s ability to increase its market share in the communities it serves is driven by a marketing plan consisting of several key components. A principal objective is to create and foster a sales culture in each branch and department. Employees are trained to cross-sell, offering appropriate products and services to existing customers and expanding business relationships. Columbia regularly examines the desirability and profitability of adding new products and services to those currently offered. Columbia also promotes specific products through media advertising, but relies primarily on referrals and direct sales calls for new business. Columbia recognizes the importance of community service and supports employee involvement in community activities. This participation allows Columbia to make a contribution to the communities it serves while also increasing Columbia’s visibility and business opportunities.
The Bank does business in many different non-metropolitan communities. Management believes the diverse assortment of customers, communities and economic sectors that Columbia serves are a source of strength. In addition, as a community banking organization Columbia has certain competitive advantages because of its local focus. However, Columbia is also more reliant on the local economies in its market areas than are large banks.
Competition
Columbia’s competitors for deposits are banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds and other financial intermediaries. Columbia’s business model is to compete on the basis of customer service and not solely on price. Columbia competes for deposits by offering a variety of deposit accounts at rates generally competitive with financial institutions in the local markets it serves. Columbia’s competitors include Bank of the Cascades, Banner Bank, Key Bank, Liberty Bank, South Valley Bank, Sterling Bank, Umpqua Bank, US Bank, Washington Federal Savings, Washington Mutual, Wells Fargo, and West Coast Bank. Management believes it will have continued success against its competitors because Columbia’s mission is to “create the experience” that makes CRB the bank of choice and focuses on maximizing employee, customer and shareholder value.
Competition for loans comes principally from banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions and other institutional lenders. A primary competitor for agricultural loans is Farm Credit Services. The Bank competes for loan originations through the pricing of interest rates and loan fees charged, its array of commercial and mortgage loan products and the efficiency and quality of services provided to borrowers. Lending activity can also be affected by the availability of funding sources, regulatory requirements, local and national economic conditions, current interest rate levels and loan demand in general. As described above, Columbia competes with larger commercial banks by emphasizing a community bank orientation of decentralized lending authority and personal “high-touch” service to customers.
A potential new source of competition is the array of online banking services offered by traditional commercial banks and other financial service providers and by newly formed companies that use the Internet to advertise and sell competing products. CRB offers many online banking services to its customers, but Management believes that for the foreseeable future, its customers will continue to prefer the personalized and locally-based services that CRB offers.
Columbia Bancorp - 8

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
9- Columbia Bancorp

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
Interstate Banking and Branching
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, financial holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has not opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.
Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.
Columbia Bancorp - 10

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
Dividends
The principal source of Columbia’s cash revenues is received from its subsidiary, Columbia River Bank in the form of dividends. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and financial holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below the minimum applicable regulatory capital requirements. Also, under the Oregon Bank Act, the Oregon Director of Banks may suspend the payment of dividends if it is determined that the payment would cause a bank’s remaining shareholders’ equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and financial holding companies, neither Columbia nor CRB is currently subject to any regulatory restrictions on their payments of dividends.
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
11- Columbia Bancorp

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
Columbia Bancorp - 12

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
Changes in Banking Laws and Regulations
The laws and regulations that affect banks and financial holding companies frequently undergo significant changes at the federal and state levels. Bills are introduced from time to time in the United States Congress that include proposals to alter the structure, regulation, and competitive relationships of the nation’s financial institutions. Any changes in laws and regulations could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations and other financial institutions. Such changes could also reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of financial holding companies, alter the extent to which banks could engage in securities activities, alter the taxation of banks, financial holding companies and other financial services organizations, and change the structure and jurisdiction of various financial institution regulatory agencies. Management cannot anticipate or predict specific ongoing changes in laws and regulations or the extent to which they might affect its business.
Employees
As of December 31, 2005, Columbia had 312 full-time equivalent (“FTE”) employees compared to 289 FTE employees at December 31, 2004. Increases in the FTE count resulted from new staff hired for branch expansion in the Tri-Cities region, as well as new Administration staff to support the Bank’s overall growth and branch expansion. No employees are subject to a collective bargaining agreement. Columbia considers its relationships with its employees to be good. The Bank has been named one of “The 100 Best Companies to Work For in Oregon” in 2004 and 2005, according to employee surveys conducted by Oregon Business magazine.
Directors and Executive Officers
Information regarding Columbia’s executive officers and Board of Directors is set forth in “Directors and Executive Officers of the Registrant,” in Item 10, which is incorporated herein by reference.
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
13- Columbia Bancorp

ITEM 1A.	RISK FACTORS
Our past experience may not be indicative of future performance, and as noted elsewhere in this report, we have included forward-looking statements about our business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the other risks or uncertainties contained in this report, the following risks may affect our operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, our business, financial condition or operating results could be adversely affected. Moreover, readers should note this is not an exhaustive list of the risks we face; some risks are unknown or not quantifiable, and other risks that we currently perceive as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.
Adequacy of Loan Loss Allowance. We have established a reserve for possible losses we expect in connection with loans in our credit portfolio. This allowance reflects our estimates of the collectibility of certain identified loans, as well as an overall risk assessment of total loans outstanding. Our determination of the amount of loan loss allowance is subjective; although we apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the allowance for loan losses will be sufficient to protect against losses that ultimately may occur. If our loan loss allowance proves to be inadequate, it may require unexpected charges to income, which would adversely impact our results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our revenues and financial condition.
Growth Management. Our financial performance and profitability will depend on our ability to manage our branch expansion and potential future acquisitions. We expend significant resources to open new branches including construction of branch buildings or commitments on leased property and hiring of new employees to staff the branch as well as new administrative employees to support branch operations. Growth through acquisition of other banks is subject to other risks such as our inability to effectively integrate the other bank’s branches, customers and employees into our operational structure and company culture. Overall, expansion of our branch network and any potential future acquisitions may present operating and other problems that could have a material adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have achieved in the past.
Changes in Market Interest Rates. Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as the net interest spread. Based on our current volume and mix of interest bearing liabilities and interest earning assets, net interest spread could be expected to increase during times when interest rates rise in a parallel shift along the yield curve and, conversely, to decline during times of similar falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse affect on our business, financial condition and results of operations.
Liquidity We are subject to the risk of daily volatility in our liquidity. Liquidity measures our ability to meet loan demand and deposit withdrawals and to service liabilities as they come due. Dramatic fluctuations in deposit balances make it difficult to manage liquidity. A sharp reduction in deposits could force us to borrow heavily in the wholesale deposit market. In addition, rapid loan growth during periods of little or no liquidity may force us to purchase federal funds from correspondent banks, borrow at the Federal Home Loan Bank of Seattle or Federal Reserve discount window, raise deposit interest rates and/or decline loans.
Columbia Bancorp - 14

Geographic Concentration. Substantially all of our business is derived from a nine–county area in central, north-central and northeastern Oregon and south-central and south-eastern Washington. The communities we serve typically have population bases of 20,000 to 250,000, and have traditionally created employment opportunities in the areas of agricultural, timber, electrical power generation, light manufacturing, construction and transportation. During the recent past, many of these markets have experienced a resurgence of economic growth due to small business expansion, land development, technology related business and revitalization of the downtown retail and office spaces. Many of the markets we serve have quickly earned a reputation as desirable places for quality of life for families and entrepreneurs. While we have built our expansion strategy around these growing and diverse geographic markets, our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions we serve, may have a more pronounced effect upon our business than they might on an institution that is more broadly diverse in geographic concentration. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.
Regulation. We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as our shareholders. These regulations can sometimes impose significant limitations on our operations. Moreover, federal and state banking laws and regulations undergo frequent, significant changes. Changes in laws and regulations may affect our cost of doing business, limit our permissible activities (including insurance and securities activities), or our competitive position in relation to credit unions, savings associations and other financial institutions. These changes could also reduce federal deposit insurance coverage, broaden the powers or geographic range of financial holding companies, alter the taxation of financial institutions and change the structure and jurisdiction of various regulatory agencies.
Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to insure adequate compliance. Overall, the effect of laws and regulations may have an adverse impact on business, financial condition and results of operations.
Competition. Competition may adversely affect our performance. The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in originating loans. We compete for loans principally through the pricing of interest rates and loan fees, and the efficiency and quality of services. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the prices charged for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.
Credit Risk. A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our future results of operations.
Loans with variable interest rates comprise approximately 89% of our loan portfolio. As variable rate loan payments increase due to rising interest rates, our borrowers may have difficulty making payments as they come due. This increase in credit risk may have a material adverse effect on our financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Columbia had no unresolved staff comments from the Securities and Exchange Commission.
15- Columbia Bancorp

ITEM 2.	PROPERTIES
Columbia owns the property, free of encumbrances, of 12 of its 22 branch facilities. All of Columbia’s branches, except the Westside branch in The Dalles, Oregon and its limited service branches, have drive-up facilities. The CRB Mortgage Team operates from the second floor of Columbia’s Bend branch; 1701 NE Third Street. The following sets forth certain information regarding Columbia’s branch facilities.

			Year
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status
Oregon Branches

The Dalles (Main)
Wasco County	316 East Third Street	11,441	1977	Owned

The Dalles (Westside) (1)
Wasco County	520 Mt. Hood Street	430	1986	Leased

The Dalles (Cherry Heights) (2)
Wasco County	500 Cherry Heights Rd	1,800	2006	Owned

Hood River Branch
Hood River County	2650 Cascade Avenue	6,875	1993	Owned

Madras Branch
Jefferson County	624 SW Fourth Street	7,660	1995	Owned

Redmond Branch
Deschutes County	434 North Fifth Street	5,900	1995	Owned

South Redmond Branch
Deschutes County	1502 SW Odem Medo Rd	5,078	2004	Leased

Bend Branch
Deschutes County	1701 NE Third Street	8,306	1996	Owned

Shevlin Center Branch (3)
Deschutes County	925 SW Emkay Drive	15,000	1999	Owned

Bend Limited Facility (4)
Deschutes County	1010 NE Purcell Blvd	80	2002	Other

Wall Street Branch
Deschutes County	1133 Wall Street	12,421	2004	Leased

Hermiston Branch
Umatilla County	1033 South Highway 395	4,700	1998	Owned

Pendleton Branch
Umatilla County	2101 SW Court Place	4,700	1999	Owned

McMinnville Branch (3)
Yamhill County	723 N Baker	9,893	1998	Owned

McMinnville Limited Facility (4)
Yamhill County	900 NW Hill Road	60	1998	Other

McMinnville Limited Facility (4)
Yamhill County	300 NW Hillside Pkwy	60	2001	Other

Canby Branch
Clackamas County	223 NE 2nd Street	3,615	2001	Leased
Columbia Bancorp - 16

			Year
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status
Newberg Branch
Yamhill County	901 N Brutscher St, Ste A	3,900	1999	Leased

Washington Branches

White Salmon Branch
Klickitat County	390 NE Tohomish Street	5,500	1996	Owned

Goldendale Branch
Klickitat County	202 West Main Street	6,105	1996	Owned

Meadow Springs Branch (5)
Benton County	139 Gage	10,000	2006	Leased

Pasco Branch (6)
Franklin County	4725 Road 68	3,700	2006	Owned

Other Facilities

The Dalles Administration
Wasco County, OR	401 E Third St, Suite 200	20,000	2002	Leased

(1) Leased space in a Safeway supermarket.
(2) Branch under construction at December 31, 2005. Expected to open during first quarter of 2006.
(3) Branch operations are located on the first floor. The second floor is available for lease to other parties.
(4) CRB has an agreement in place that does not require financial payment for these limited-branch facilities.
(5) Branch under construction at December 31, 2005. Opened January 2006.
(6) Branch under construction at December 31, 2005. Expected to open during first or second quarter of 2006.

ITEM 3.	LEGAL PROCEEDINGS
During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings. As of December 31, 2004, Management was aware of two legal proceedings, detailed below.
Columbia River Bank v. Cascadia Revolving Fund, Wasco, Oregon County, Circuit Court Case No. CC04-217
This litigation arose from a dispute between Columbia and another lender, Cascadia Revolving Fund, over the validity of a subordination agreement relating to loans made to a borrower that ceased doing business in 2004. The issue was whether Cascadia Revolving Fund was entitled to recover from Columbia $150,000 in collateral liquidation proceeds. Columbia denied liability to Cascadia and contested the claim. This case was settled out of court during 2005.
17- Columbia Bancorp

Columbia River Bank v. Anthony Glavin, et al., USDC (OR) Case No. 04-CV-1034-MO
Columbia commenced this action against three guarantors to recover the sum of $3.12 million following the default of a commercial borrower. Two of the guarantors are individuals, and the third is a trust, and the guarantees provide that the guarantors are jointly and severally liable for the full amount of the debt. The defendants denied liability, and the two individual guarantors alleged affirmative defenses and made counterclaims against Columbia on various grounds, claiming damages in excess of $1 million. On February 18, 2005 the U.S. District Court for the District of Oregon entered summary judgment for Columbia on its claims against the guarantors, and entered summary judgment in favor of Columbia with respect to the guarantors’ counterclaims in this matter. Columbia recovered all past due interest, late fees, legal costs and other out of pocket costs. The terms of the loan were extended to November 2005, at which time it was paid in full.
Management is presently not aware of any legal proceedings, involving Columbia that, if determined adversely to Columbia, would have a material adverse affect on its operations or performance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of securities holders of Columbia during the quarter ended December 31, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
The common stock of Columbia Bancorp trades on the NASDAQ National Market under the symbol “CBBO”. Trading in Columbia’s stock on NASDAQ commenced on November 6, 1998. The respective high and low sale prices of Columbia’s common stock for the periods indicated are shown below. All prices for the periods shown have been adjusted for subsequent stock splits and dividends. Prices do not include retail markups, markdowns, or commissions and may not represent actual transactions. Columbia has paid dividends on its common stock on a quarterly basis. The table below also sets forth dividends declared per share of common stock for the periods indicated. Our principal source of cash for stockholder dividends is dividends paid by our wholly owned operating subsidiary, Columbia River Bank. Federal and state banking laws and regulations impose strict limitations upon a bank’s ability to pay dividends, including requirements to comply with minimum capital requirements and other bank safety and soundness criteria. To the extent CRB fails to comply with these requirements, the bank will be unable to pay dividends to Columbia Bancorp, which will materially restrict the ability to pay dividends to shareholders. As of February 22, 2006 Columbia had 9,872,668 shares issued and outstanding of no par value common stock, which were held by approximately 3,300 shareholders of record.
Table 1

	2005			2004
	Stock Trading Range (1)		Cash Dividend	Stock Trading Range (1)		Cash Dividend
	High	Low	Declared	High	Low	Declared
First Quarter	$17.06	$15.91	$0.09	$17.05	$14.55	$0.09
Second Quarter	18.02	15.91	0.09	15.77	12.32	0.09
Third Quarter	19.68	17.03	0.09	15.45	12.55	0.09
Fourth Quarter	22.08	18.51	0.09	18.87	14.95	0.09

(1)	Adjusted to reflect the 10% stock dividend, effective December 29, 2005.
Sales of Unregistered Securities
Columbia had no sales of unregistered securities during the fourth quarter of 2005.
Columbia Bancorp - 18

ITEM 6.	SELECTED FINANCIAL DATA
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
Table 2

	As of and For the Years Ended December 31,
(dollars in thousands except dollars per share data)	2005	2004	2003	2002	2001

Income Statement Data
Interest income	$53,589	$42,708	$38,230	$37,616	$35,078
Interest expense	11,302	7,328	6,831	7,782	11,583

Net interest income	42,287	35,380	31,399	29,834	23,495
Loan loss provision	3,115	2,760	2,575	1,800	1,450
Net income	13,670	10,735	9,834	9,381	7,374
Balance Sheet Data
Investment securities	$36,780	$45,398	$31,682	$36,048	$43,532
Total loans, net	677,686	574,125	464,350	432,687	380,283
Total assets	841,239	715,373	584,136	544,326	482,207
Total deposits	707,822	606,944	496,358	458,624	394,636
Shareholders’ equity	77,492	65,877	57,804	50,190	46,445
Per Share Data
Earnings per common share
Basic earnings per common share(1)	$1.39	$1.11	$1.03	$0.96	$0.76
Diluted earnings per common share (1)	1.36	1.08	0.99	0.93	0.74
Cash dividends declared per common share (1)	0.36	0.36	0.32	0.28	0.28
Book value per common share (1)	7.86	6.78	6.01	5.27	4.78
Capital Ratios
Tier I capital ratio (2)	9.70%	9.80%	10.46%	9.71%	9.36%
Total risk-based capital ratio (3)	10.95%	11.05%	11.71%	10.96%	10.61%
Leverage ratio (4)	9.77%	8.74%	9.19%	8.57%	8.61%
Financial Ratios
Return on average assets	1.77%	1.64%	1.71%	1.80%	1.64%
Return on average equity	19.01%	17.50%	18.25%	18.80%	16.76%

(1)	Prior periods have been adjusted to reflect 10% stock dividend effective May 1, 2003 and 10% stock dividend effective December 29, 2005.

(2)	Tier I capital divided by risk-weighted assets.

(3)	Total regulatory capital divided by risk-weighted assets.

(4)	Tier I capital divided by average total assets.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section contains forward-looking statements and should be read after considering “Disclosure Regarding Forward-Looking Statements” at the beginning of this document, as well as the “Risk Factors” in Item 1A of this document. The following discussion should be read in conjunction with Columbia Bancorp’s (“Columbia”) audited consolidated financial statements and accompanying notes as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, included elsewhere in this report.
Columbia Bancorp (“Columbia”) is a financial holding company organized in 1996 under Oregon Law. Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB”, “the Bank”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. CRB is a state chartered bank that offers a broad range of services to its customers, primarily small and medium sized businesses and individuals.
19- Columbia Bancorp

CRB has a network of twenty branches as of December 31, 2005. In Oregon, CRB operates fourteen full-service branch facilities and three limited-service branch facilities that serve the northern and eastern Oregon communities of The Dalles (3), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond (2), and Bend (4), and the communities of McMinnville (3), Canby and Newberg in the Willamette Valley. In Washington, CRB operates three full-service branches that serve the communities of Goldendale, White Salmon and Richland.
Overview
At December 31, 2005 total assets were $841.24 million, total deposits were $707.82 million and total net loans, including loans held-for-sale, were $677.69 million.
Net income for the year ended December 31, 2005 totaled $13.67 million, or $1.36 per diluted common share, an increase of $2.94 million, or $0.28 per diluted common share, over 2004. This is our 19th consecutive year of year-to-year growth in net income. Significant factors affecting net income are as follows:
•	During 2005, loan portfolio growth of 17.53% and continued rate increases on variable rate loans, resulted in $9.33 million, or 22.63%, increase in loan interest income, which was partially offset by a $3.97 million, or 54.22%, increase in interest expense.

•	During 2005, as our deposit growth outpaced loan growth, our excess liquidity earned $1.18 million in federal funds interest, included in other interest income, an increase of $975,873, or 485.00%.

•	Provision for loan losses increased $355,000 from 2004 to 2005 due to overall loan portfolio growth and an increase in net charged-off loans—$1.77 million for 2005 compared to $1.19 million for 2004.

•	Based upon the achievement of company financial and operational goals, incentive compensation expense increased $1.61 million, or 117.77%, for 2005 compared to 2004.

•	Salaries and benefits, excluding incentive compensation, increased $1.52 million for the year ended December 31, 2005, compared to 2004. This follows the hiring of personnel to staff our new branches, as well as the addition of several new administrative positions in response to our growth.
Net income for the year ended December 31, 2005 includes the effects of the following items:
•	State of Oregon corporate kicker tax benefit of $98,250, contributed $0.01 per diluted share, recognized during the fourth quarter

•	State of Oregon corporate kicker tax benefit of $230,000 contributed $0.03 per diluted share, recognized during the third quarter

•	Gain from sale of the mortgage servicing asset of $560,588 contributed $0.04 per diluted share, recognized during the second quarter

•	Collection of $336,000 in non-accrual interest associated with 2004 contributed $0.02 per diluted share, recognized during the first quarter
Columbia Bancorp - 20

The following table presents an overview of our key financial performance indicators:
Table 3

	2005	2004	2003	2002	2001

Return on average assets	1.77%	1.64%	1.71%	1.80%	1.64%
Return on average equity	19.01%	17.50%	18.25%	18.80%	16.76%
Average equity to asset ratio	9.32%	9.35%	9.39%	9.57%	9.77%
Net interest margin, tax equivalent basis	5.95%	5.95%	6.07%	6.40%	5.92%
Efficiency ratio	53.67%	54.86%	55.43%	57.26%	60.20%
Cash dividend payout ratio	24.12%	29.54%	28.66%	27.50%	34.85%
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
We moved our Kennewick branch to a permanent location in the Tri-Cities area, which includes the Washington cities of Richland, Kennewick and Pasco. We completed construction of the new 10,000 square foot facility, located in Richland, in December 2005 and opened in January 2006. The renamed Meadow Springs Branch is our flagship branch serving all of the Tri-Cities area. The facility houses a full service bank branch on the first floor and our Tri-Cites Business Banking Team on the second floor. In order to serve our retail customers more conveniently, the branch features a five lane drive-up including two drive-up ATMs.
We began construction of our new Pasco Branch, which is located next to the TRAC Convention Center in Pasco. We expect to open the new branch during the first quarter of 2006. The 3,700 square foot branch will serve the northwestern Tri-Cities area and will focus on small business relationships and expanding our consumer product base. It will feature a four lane drive-up including two drive-up ATMs.
We also began construction of our new Cherry Heights Branch, which is located west of downtown The Dalles and expected to open during the first quarter of 2006. The branch will expand our dominant presence in The Dalles by providing a more convenient banking alternative to our customers. It will feature a five lane drive-up including two drive-up ATMs and space to be leased to a drive-up coffee operator.
In September 2005, we signed an agreement with D&L Capital Funding, Inc., an independent commercial real estate loan originator, whose services will be marketed in alliance with the Columbia River Capital Team. The alliance provides us with greater access to the commercial and multifamily real estate segments. It also allows us the opportunity to participate in loans that are otherwise in excess of our lending limits.
In December 2005, we modified our organizational and executive reporting structure to improve our credit oversight, to realign our operations group by including loan operations and to centralize our consumer loan process. These changes realign certain departments to take advantage of similar work processes and allow for cross-training.
Beginning in 2004, we discontinued our practice of selling mortgage loans into a secondary market while retaining the servicing rights. Under this arrangement, we collected fee income for mortgage loan servicing and reported the mortgage servicing rights as an asset on our balance sheet based on the estimated value of the servicing rights. Due to the modest fee income we earned and the uncertainty of required valuation adjustments on our earnings, we sold our mortgage servicing asset (“MSA”) during the second quarter of 2005. The sale resulted in a gain of $560,588, which is included as a component of other non-interest income.
21- Columbia Bancorp

Critical accounting policies and estimates
The “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate the estimates used, including the adequacy of the allowance for loan and lease losses, impairment of intangible assets, contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that we consider reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the most significant judgments and assumptions used in the preparation of the consolidated financial statements.
The allowance for loan losses represents an estimate of possible losses associated with the Bank’s loan portfolio, off-balance-sheet financial instruments and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 70.80% of our loan portfolio is secured by real estate, therefore, a significant decrease in real estate values in Oregon and Washington may cause us to increase the allowance for loan losses.
At December 31, 2005, we had $7.39 million in goodwill as a result of business combinations. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment.
We may become party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from our assessment of them. There can also be no assurance that we know, at any point in time, all matters that may be brought against us.
Columbia Bancorp - 22

We have applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock option plans. Accordingly, compensation costs have been recognized as the difference between the exercise price of each option and the market price of our stock at the date of each grant. Had compensation cost for our 2005, 2004, and 2003 grants for stock-based compensation plans been determined consistent with SFAS No. 123, our net income and earnings per common share for December 31, 2005, 2004, and 2003, would approximate the pro forma amounts shown in the following table:
Table 4

(dollars in thousands except per share data)	2005	2004	2003

Net income, as reported	$13,670	$10,735	$9,834

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(508)	(82)	(177)

	$13,162	$10,653	$9,657

Pro forma net income

Earnings per share (1):
Basic — as reported	$1.39	$1.11	$1.03
Basic — pro forma	1.34	1.10	1.01
Diluted — as reported	1.36	1.08	0.99
Diluted — pro forma	1.31	1.07	0.97

(1)	Prior periods have been adjusted to reflect the 10% stock dividend, effective December 29, 2005
The fair value of each option granted has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2005, 2004 and 2003:
Table 5

	2005	2004	2003

Dividend yield	1.82%	1.80%	2.14%
Expected life (years)	6 years	6-8 years	6 years
Expected volatility	40.84%	43.28%	43.71%
Risk-free rate	2.05 - 3.91%	2.90 - 3.02%	3.02%
The effects of applying SFAS No. 123 in the pro forma disclosure are not necessarily indicative of future amounts. Recently, the Financial Accounting Standards Board (FASB) announced the release of SFAS No. 123 (R), “Share-Based Payment.” This revision will require us to begin recognizing the fair values of stock options granted as compensation cost on the date of grant or over the vesting period. SFAS 123 (R) will take effect beginning January 1, 2006. As permitted by SFAS 123, we currently account for share-based payments to employees using the intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. The actual impact of adoption of SFAS 123 (R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, we do not believe the future impact on earnings will be materially different than what has historically been reported as the pro forma effect to net income included above.
Statement 123 (R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were approximately $410,000, $122,000 and $212,000 in 2005, 2004 and 2003, respectively.
23- Columbia Bancorp

Results of Operations
Net Interest Income
Net interest income, our primary source of operating income, is the difference between interest income, principally from our loan and investment security portfolios, and interest expense, principally on our customer deposits and bank borrowings from other sources, such as trust preferred securities. Like most financial institutions, our net interest income increases as we are able to charge higher interest rates on loans while paying lower interest rates on deposits and other borrowings.
Changes in net interest income result from changes in volume, spread and margin. Volume refers to the dollar level of interest earning assets and interest bearing liabilities. Spread refers to the difference between the yield on interest earning assets and the cost of interest bearing liabilities. Net interest margin is the ratio of net interest income (on a tax equivalent basis) to total average interest earning assets.
Average Balances and Average Rates Earned and Paid. The following table presents average balances and interest income or interest expense, with the resulting average yield or rates by category of earning assets or interest bearing liabilities:
Table 6

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Interest-earning assets:
Loans (1)	$623,656	$50,572	8.11%	$544,945	$41,240	7.57%	$456,137	$36,496	8.00%
Investment securities
Taxable securities	23,921	746	3.12	16,846	435	2.58	17,033	514	3.02
Nontaxable securities (2)	12,941	905	6.99	13,296	973	7.32	15,662	1,150	7.34

Total investment securities (2)	36,862	1,651	4.48	30,142	1,408	4.67	32,695	1,664	5.09
Interest-earning balances due from banks	17,699	496	2.80	12,031	215	1.79	13,444	286	2.13
Federal funds sold	37,615	1,177	3.13	13,940	201	1.44	21,663	205	0.95

Total interest-earning assets (3)	715,832	53,896	7.53	601,058	43,064	7.16	523,939	38,651	7.37
Nonearning assets	55,820			54,616			49,995

Total assets	$771,652			$655,674			$573,934

Interest bearing liabilities:
Interest bearing checking and savings accounts	$287,504	$4,051	1.41%	$230,826	$1,476	0.64%	$219,682	$1,597	0.73%
Time deposit & IRAs	174,495	5,893	3.38	157,854	4,554	2.89	128,719	4,023	3.13
Borrowed funds	33,652	1,358	4.04	38,093	1,298	3.41	29,212	1,211	4.15

Total interest bearing liabilities	495,651	11,302	2.28	426,773	7,328	1.72	377,613	6,831	1.81
Non-interest bearing deposits	198,316			163,953			138,931

Total deposits and borrowed funds	693,967			590,726			516,544

Other liabilities	5,766			3,615			3,492

Total liabilities	699,733			594,341			520,036
Shareholders’ equity	71,919			61,333			53,898

Total liabilities and shareholders’ equity	$771,652			$655,674			$573,934

Net interest income (tax equivalent)		$42,594			$35,736			$31,820

Net interest income (as reported)		$42,287			$35,380			$31,399

Average yield on average earning assets (1)			7.53%			7.16%			7.37%

Interest expense to average earning assets			1.58%			1.22%			1.30%

Net interest margin (3)			5.95%			5.95%			6.07%

Net interest spread			5.25%			5.44%			5.56%

(1)	Non-accrual loans and loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at a rate of 36.6%.

(3)	Net interest margin is computed by dividing net interest income (taxable equivalent basis) by total average earning assets.
Columbia Bancorp — 24

Total interest earning assets averaged $715.83 million for the year ended December 31, 2005, compared to $601.06 million and $523.94 million for the corresponding periods in 2004 and 2003. Growth in average earning assets resulted principally from loan portfolio growth and to a lesser extent increases in interest earning balances with other banks and federal funds sold.
Net interest margin measures how well a bank manages its asset and liability pricing and duration. Our tax equivalent net interest margin for each of the years ended December 31, 2005 and 2004 was 5.95%. Approximately 6 basis points of our net interest margin for the year ended December 31, 2005 is attributable to the collection of 2004 past due interest. Our net interest margin remained stable during 2005 because our average non-interest bearing liabilities increased as a percentage of average earnings assets. Our net interest spread decreased because rates on interest bearing liabilities increased.
Net interest margin on a quarterly basis increased to 6.07% from 6.01%, 5.90%, and 5.82% at September 30, 2005, June 30, 2005, and March 31, 2005, respectively. Our balance sheet is asset sensitive, meaning that our balance sheet assets reprice, or adjust to market rates, more frequently than our liabilities. As a result, the eight increases in the Federal Reserve discount rate during 2005 contributed to our increasing net interest margin and net interest income. Increases in net interest income were partially offset by the rising cost of funds due to competitive pricing pressures on our deposit accounts.
Our relationship pricing strategy, whereby we selectively offer value priced deposit rates to certain customers, combined with our success at gathering low cost deposits, has minimized increases in our overall cost of funds. In addition, as our liquidity improved during the third and fourth quarters, we benefited from increasing interest rates and earnings on our federal funds sold. Federal funds interest contributed 19 and 20 basis points, respectively, to our third and fourth quarter net interest margin, compared to 12 basis points for the second quarter and 15 basis points for the first quarter.
For 2006, we expect our net interest margin to compress due to the influence of a flat yield curve, competitive deposit pricing and our need to raise deposits in order to continue to fund loan growth.
25 — Columbia Bancorp

Analysis of Changes in Interest Differential. The following table shows the dollar amount of the increase (decrease) in our net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate and volume variances have been allocated proportionally between rate and volume changes.
Table 7

	2005 over 2004			2004 over 2003			2003 over 2002
	Increase (Decrease) due to			Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change

Interest-earning assets:
Loans	$5,971	$3,361	$9,332	$7,100	$(2,356)	$4,744	$3,073	$(1,911)	$1,162
Investment securities
Taxable securities	182	129	311	1	(80)	(79)	(85)	(436)	(521)
Nontaxable securities	(20)	1	(19)	(111)	(1)	(112)	(63)	(15)	(78)
Balances due from banks	102	179	281	(37)	(34)	(71)	79	(134)	(55)
Federal funds sold	341	635	976	(73)	69	(4)	232	(126)	106

Total	6,576	4,305	10,881	6,880	(2,402)	4,478	3,236	(2,622)	614

Interest bearing liabilities:
Interest bearing checking and savings accounts	364	2,211	2,575	88	(209)	(121)	377	(512)	(135)
Time deposits	489	850	1,339	918	(387)	531	(139)	(534)	(673)
Borrowed funds	(150)	210	60	374	(287)	87	(235)	92	(143)

Total	703	3,271	3,974	1,380	(883)	497	3	(954)	(951)

Net increase (decrease) in net interest income	$5,873	$1,034	$6,907	$5,500	$(1,519)	$3,981	$3,233	$(1,668)	$1565

During 2005, $1.03 million of the net increase in our net interest income resulted from rising interest rates. This demonstrates that our balance sheet is asset sensitive, meaning that in a given period of time our interest earning assets mature or reprice more often than our interest bearing liabilities.
Provision for Loan Losses
Our provision for loan losses represents an expense to establish an adequate allowance for loan losses and deposit account overdrafts. Charges to the provision for loan losses result from our ongoing analysis of possible losses in our loan portfolio.
Charges to provision for loan losses totaled $3.12 million, $2.76 million and $2.58 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase in the provision from 2004 to 2005 is primarily attributable to charge-offs during the third and fourth quarters of 2005. We charged-off approximately $624,000 of two commercial loans during the third quarter and $570,000 of two commercial loans related to one borrower during the fourth quarter. Although classified as commercial loans, these charged-off loans relate to borrowers in the agricultural industry. The increase in the provision is also partly attributable to overall loan growth; if underlying risk factors remain the same, growth in our loan portfolio results in charges to the provision to cover possible losses in the portfolio.
Non-interest Income
Non-interest income consists of service charges and fees, CRB Mortgage Team revenues, credit card discounts, CRB Financial Services Team revenues and gains from the sale of loans, securities and other assets. CRB Mortgage Team revenues include service release premiums, revenues from the origination and sale of mortgage loans and net revenues from mortgage servicing activities. CRB Financial Services Team revenues include revenues from the sale of investments and financial planning services to our customers.
Columbia Bancorp — 26

Non-interest income totaled $10.19 million for the year ended December 31, 2005, an increase of 22.58% and 14.17% compared to $8.31 million and $8.92 million for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2005, non-interest income includes $560,588 of gain from the sale of the mortgage servicing asset.
Services charges and fees increased $75,555 from 2004 to 2005, and $350,250 from 2003 to 2004. This slow down in growth resulted from a deposit campaign that waived service charges. This is consistent with our relationship banking approach because it allows our branch personnel to grow deposits by waiving fees in order to promote long-term customer goodwill. Attracting long-term non-interest bearing deposit relationships also benefits our net interest spread and net interest margin.
In addition, certain deposit accounts include an analysis fee arrangement where we charge fees for account services that are offset by a deposit earnings credit. Because the earnings credit is based on a market interest rate, earnings credits have increased during 2005 and slowed the growth of service charges.
CRB Mortgage Team revenues increased $1.63 million for the year ended December 31, 2005 over the year ended December 31, 2004. We are no longer engaged in mortgage servicing activities following the sale of the mortgage servicing asset in the second quarter of 2005. The increase in CRB Mortgage Team revenues is the result of a reduction in mortgage servicing expenses and an increase in loan production. CRB Mortgage Team produced 799 loans during the year ended December 31, 2005, compared to 529 loans during the year ended December 31, 2004, a 51% increase.
During 2006, we expect CRB Mortgage Team revenues to trend slightly upwards based on expectations of our strategic plan to hire mortgage loan officers who will have an existing network of loan referrals.
CRB Financial Services Team revenues decreased in 2004 from 2003 due to a volatile stock market and a cautious investment atmosphere that resulted in lower volume and revenue. During 2005, however, Financial Services revenues increased 17.73% over 2004 as market conditions improved.
Non-interest Expense
Non-interest expense consists principally of salaries and benefits, occupancy costs, item and statement processing expenses and other non-interest expenses. A measure of our ability to control non-interest expenses is the efficiency ratio. For the year ended December 31, 2005, the efficiency ratio was 53.67%, as compared to 54.86% and 55.43%, in 2004 and 2003, respectively. The efficiency ratio is an important measure of productivity in the banking industry and measures overhead costs as a percentage of total revenues. The continued improvement in this ratio is due in large part to steady growth in net interest income, with a recent increase in income generation specifically in the area of interest on federal funds sold for 2005.
Non-interest expense for 2005 was $28.16 million, as compared to $23.97 million and $22.35 million, for 2004 and 2003, respectively. The changes in non-interest expense are primarily the result of an increase in salary expense, occupancy expense and other non-interest expenses. These increases are in line with Management’s expectations when taking into consideration an increase of 23 full-time employees during 2005 and 17 during 2004, as well as the additional costs invested in new branch openings. In addition, an adjustment was made to incentive compensation for 2005 in anticipation of increased payouts on performance-based bonuses due to our strong financial performance.
27 — Columbia Bancorp

Income Taxes
Our provision for income taxes totaled $7.53 million in 2005, $6.23 million in 2004 and $5.56 million in 2003. The provision resulted in effective combined federal and state tax rates of 35.52% in 2005, 36.70% in 2004 and 36.14% in 2003. Our effective tax rates differ from combined estimated statutory rates of 38.60% principally due to the effect of nontaxable interest income, which is recognized as income for financial statement purposes, but is not taxable. The effective tax rate for 2005 decreased from prior years due to the Oregon corporate kicker tax credit, which totaled $328,250 for the year ended December 31, 2005. The Oregon Constitution provides the corporate kicker tax credit in certain years when state revenues exceed forecasted amounts.
We expect our 2006 effective tax rate will range between 36.70% and 37.50% and may vary depending on our level of participation in state income tax credits.
Financial Condition
Table 8

	Summary Balance Sheets
	December 31,			Increase (Decrease)
(dollars in thousands)	2005	2004	2003	12/31/04 – 12/31/05		12/31/03 – 12/31/04

ASSETS
Federal funds sold	$29,282	$20,286	$14,956	$8,996	44.35%	$5,330	35.64%
Investments	36,780	45,398	31,682	(8,618)	(18.98)	13,716	43.29
Total loans, net	677,686	574,125	464,350	103,561	18.04	109,775	23.64
Other assets (1)	97,491	75,564	73,148	21,927	29.02	2,416	3.30

Total assets	$841,239	$715,373	$584,136	$125,866	17.59%	$131,237	22.47%

LIABILITIES
Non-interest bearing deposits	$220,450	$172,422	$150,425	$48,028	27.85%	$21,997	14.62%
Interest bearing deposits	487,372	434,522	345,933	52,850	12.16	88,589	25.61

Total deposits	707,822	606,944	496,358	100,878	16.62	110,586	22.28

Other liabilities (2)	55,925	42,552	29,974	13,373	31.43	12,578	41.96

Total liabilities	763,747	649,496	526,332	114,251	17.59	123,164	23.40

SHAREHOLDERS’ EQUITY	77,492	65,877	57,804	11,615	17.63	8,073	13.97

Total liabilities and shareholders’ equity	$841,239	$715,373	$584,136	$125,866	17.59%	$131,237	22.47%

(1)	Includes cash and due from banks, property and equipment, accrued interest receivable and intangible goodwill.

(2)	Includes accrued interest payable and other liabilities.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand at our branches and cash due from other banks, interest bearing deposits with other banks and federal funds sold. Cash on hand balances were generally consistent throughout the year. Interest bearing deposits and federal funds sold can fluctuate dramatically on a day-to-day basis due to cash demands, customer deposit levels, loan activity and future expected cash flows. Our goal is to maximize our investment of excess cash in interest bearing investments which are readily available to meet our liquidity needs.
Columbia Bancorp — 28

Investments
The following table presents the carrying value of our investment security portfolio as of December 31, 2005, 2004 and 2003:
Table 9

	December 31,	December 31,	December 31,
(dollars in thousands)	2005	2004	2003

Investments available-for-sale:
U.S. Government obligations	$16,680	$23,899	$13,004
Municipal securities	553	674	793
Equity securities	611	606	79

	17,844	25,179	13,876

Investments held-to-maturity:
Obligations of states and political subdivisions	12,053	12,535	13,016
Mortgage-backed securities	4,363	5,174	1,867
U.S. Government obligations	81	81	81

	16,497	17,790	14,964

Restricted equity securities	2,439	2,429	2,842

Total investment securities	$36,780	$45,398	$31,682

In accordance with SFAS No. 115, we classify our investments as trading, held-to-maturity or available-for-sale. Held-to-maturity securities are those that we have the intent and ability to hold until they mature or are called. Available-for-sale securities are those that we may sell if liquidity requirements dictate or if alternative investment opportunities arise. We determine the mix of available-for-sale and held-to-maturity investment securities based on our Board of Director’s approved Asset-Liability Policy, our need for liquidity and other factors.
Restricted equity securities consist of Federal Home Loan Bank and Federal Agriculture Mortgage Corporation stock. These investments are carried at cost and classified as restricted because ownership is restricted and there is no active market for the stock.
During 2005, our investment portfolio decreased $8.62 million, principally as a result of matured or called securities totaling $12.72 million, which were partially offset by purchases totaling $4.35 million. At December 31, 2005, our investment portfolio, excluding restricted equity securities, consisted of 51.96% available-for-sale securities and 48.04% held-to-maturity securities. At December 31, 2004, the investment portfolio, excluding restricted equity securities, consisted of 58.60% available-for-sale securities and 41.40% held-to-maturity securities and 48.11% available-for-sale securities and 51.89% held-to-maturity securities at December 31, 2003.
For the years ended December 31, 2005 and 2003, no single investment security equaled or exceeded 10% of our consolidated shareholders’ equity. For the year ended December 31, 2004, one investment security totaled 10.61% of our consolidated shareholders’ equity. This investment security, which matured in January 2005, was a federal agency backed discount note structured to earn a higher rate of return than the overnight federal funds rate.
At December 31, 2005, net unrealized losses in our investment portfolio totaled approximately $56,000, compared to net unrealized gains of approximately $523,000 and $961,000 at December 31, 2004 and 2003, respectively. The increase in unrealized losses is the result of continued interest rate increases that began in June 2004. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses that may be realized. Actual realized gains and losses occur at the time investment securities are sold or called.
29 — Columbia Bancorp

At each financial statement date, we assess each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions and interest rate trends. A decline in the market value of any security below cost that is deemed other-than-temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.
The maturities of investment securities, segmented by amortized cost, estimated fair value, and tax equivalent yields, were as follows as of the dates indicated:
Table 10

	December 31, 2005			December 31, 2004			December 31, 2003
	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
(dollars in thousands)	Cost	Fair Value	Yield(1)	Cost	Fair Value	Yield(1)	Cost	Fair Value	Yield(1)

U.S. Government agencies:
One year or less	$8,347	$8,258	4.92%	$9,287	$9,287	3.94%	$8,402	$8,458	2.27%
One to five years	12,664	12,393	4.80%	19,496	19,355	3.88%	6,526	6,555	2.67%
Five to ten years	441	435	4.15%	215	217	4.73%	—	—	—
Over ten years	7	7	6.18%	303	305	4.67%	—	—	—

Obligations of states and political subdivisions:
One year or less	1,171	1,173	5.17%	155	156	2.93%	865	873	5.02%
One to five years	3,031	3,081	6.27%	3,267	3,375	4.93%	2,292	2,418	3.82%
Five to ten years	7,943	8,198	6.16%	9,124	9,590	6.16%	9,169	9,816	5.83%
Over ten years	449	437	6.89%	627	683	6.15%	1,430	1,520	6.37%

Total debt securities	34,053	33,982	5.32%	42,474	42,968	4.46%	28,684	29,640	3.96%

Equity securities	596	611		577	606		75	79
Restricted equity securities	2,439	2,439		2,429	2,429		2,843	2,843

Total securities	$37,088	$37,032		$45,480	$46,003		$31,602	$32,562

(1)	Weighted average yields are stated on a federal tax equivalent basis at a rate of 36.6% and have been annualized, where appropriate.
Loans
Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address our target loan types and markets, underwriting and collateral requirements, terms, pricing, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and borrowing limitations that apply to the borrower’s total outstanding indebtedness to CRB, including the indebtedness of any guarantor. Our policies are reviewed and approved by CRB’s Board of Directors.
Bank officers are responsible for originating loans in compliance with underwriting standards overseen by our loan administration department and in conformity with established loan policies. On an annual basis, the Board of Directors determines the lending and approval authority of the President, the Chief Credit Officer and the Chief Administrative Officer. The Chief Credit Officer delegates lending and approval authority to other lending officers. Such delegated authority may include authority related to loans, letters of credit, overdrafts, uncollected funds, and such other authority as determined by the Board of Directors, the President or Chief Credit Officer within their delegated authority.
Columbia Bancorp — 30

The Chief Credit Officer has the authority to approve loans up to an approval limit as set by the Board of Directors. All loans above the approval limit of the Chief Credit Officer, and up to a certain limit, are reviewed for approval by the President or Chief Administrative Officer. Loans which exceed this limit are subject to review and approval by the Board Loan Committee. All loans approved by the Board Loan Committee are reviewed by the full Board of Directors at regularly scheduled meetings. Our unsecured legal lending limit was $12.15 million and our real estate secured lending limit was $20.25 million at December 31, 2005. We rarely originate individual loans for amounts approaching our legal lending limits. Our internal policy establishes a lower lending limit compared to the legal lending limit.
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development and real estate, commercial, consumer, agriculture and credit cards.
Our net loan portfolio (including loans held for sale) at December 31, 2005 was $677.69 million, an increase of $103.56 million, or 18.04%, compared to $574.13 million at December 31, 2004. Unfunded loan commitments totaled $222.81 million at December 31, 2005, an increase of $33.33 million, or 17.59% compared to December 31, 2004.
At December 31, 2005, construction, land development and commercial real estate loans comprised 71% of our loan portfolio, compared to 68% and 64% at December 31, 2004 and 2003, respectively. We believe this concentration is consistent with our Pacific Northwest community bank peers; however, we are subject to fluctuations in real estate development markets, as well as to the more widespread economic effects of fluctuating or changing interest rates. In addition, some loans classified as real estate loans, because borrowings are collateralized by real estate, are used for other purposes such as inventory financing and equipment purchases.
Real estate construction loan growth was strong during the third quarter and accelerated during the fourth quarter of 2005. Our Portland loan production office and Columbia River Capital Team have expanded our access to real estate loan markets. As a result, our loan portfolio grew $27.92 million during the fourth quarter, $8.00 million of which was originated by the Columbia River Capital Team in alliance with D&L Capital Funding, Inc..
We also participate in non-real estate agricultural lending, which comprises approximately 13% of our total loan portfolio. We employ loan officers who have developed a high level of expertise in underwriting and monitoring agriculture loans. Traditionally, agriculture lending has been neglected due to its unique challenges. We address these challenges by hiring experienced agricultural lenders and consultants, by diversifying our agricultural loan portfolio across eleven different commodity types and by maintaining Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 13% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and these loans are not without credit risk.
CRB Mortgage Team originates and funds single-family mortgage loans. These loans are usually committed for sale to mortgage investors and held for less than thirty days. Mortgage loans held for sale are reported under the caption “Loans-held-for-sale” on our balance sheet. At December 31, 2005, mortgage loans held for sale totaled $1.67 million compared to $2.52 million and $2.79 million at December 31, 2004 and 2003, respectively. At December 31, 2005, mortgage loans held for sale longer than thirty days totaled $594,111 and consisted of two loans that we expect to sell by the end of February 2006. The increase in mortgage loans held for sale resulted from an increase in mortgage production during 2005.
At December 31, 2005, loans held for sale also includes one Columbia River Capital Team loan totaling $1.41 million. We expect to complete the sale of this loan during the first quarter of 2006. Columbia River Capital Team occasionally sells commercial real estate loans that it originates. Sometimes these loans are not sold until construction is completed. Due to the somewhat limited market for commercial real estate loans and construction timing issues, these loans are typically held longer than mortgage loans held for sale.
31 — Columbia Bancorp

The following table presents the composition of our loan portfolio, excluding mortgage loans held for sale, at the dates indicated:
Table 11

	December 31, 2005		December 31, 2004		December 31, 2003
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$101,261	15.07%	$93,618	16.38%	$86,163	18.67%
Agricultural	84,271	12.54%	79,224	13.86%	64,059	13.88%
Real estate secured loans:
Commercial property	199,065	29.63%	156,175	27.32%	125,359	27.16%
Farmland	46,518	6.92%	50,585	8.85%	42,301	9.17%
Construction	184,331	27.44%	139,415	24.39%	87,427	18.94%
Residential	30,955	4.61%	29,584	5.18%	34,295	7.43%
Home equity lines	14,747	2.20%	10,701	1.87%	4,799	1.04%

Total real estate	475,616	70.80%	386,460	67.61%	294,181	63.74%

Consumer	13,775	2.05%	14,386	2.51%	18,242	3.95%
Other	7,923	1.18%	7,660	1.34%	6,975	1.51%

Total loans	682,846	101.64%	581,348	101.70%	469,620	101.75%

Less unearned loan fees	(1,513)	(0.22)%	(1,556)	(0.27)%	(1,450)	(0.32)%
Less allowance for loan losses	(9,526)	(1.42)%	(8,184)	(1.43)%	(6,612)	(1.43)%

Loans receivable, net	$671,807	100.00%	$571,608	100.00%	$461,558	100.00%

Volume change from prior year		17.53%		23.84%		8.88%

	December 31, 2002		December 31, 2001
	Amount	Percentage	Amount	Percentage
Commercial	$69,882	16.48%	$64,163	17.76%
Agricultural	61,770	14.57%	54,934	15.20%
Real estate secured loans:
Commercial property	100,918	23.81%	80,092	22.17%
Farmland	35,748	8.43%	25,292	7.00%
Construction	91,036	21.47%	70,474	19.50%
Residential	42,688	10.07%	44,512	12.32%
Home equity lines	2,102	0.50%	3,309	0.92%

Total real estate	272,492	64.28%	223,679	61.91%

Consumer	20,937	4.94%	19,802	5.48%
Other	6,499	1.53%	5,251	1.45%

Total loans	431,580	101.80%	367,829	101.80%

Less unearned loan fees	(1,245)	(0.29)%	(1,194)	(0.33)%
Less allowance for loan losses	(6,417)	(1.51)%	(5,312)	(1.47)%

Loans receivable, net	$423,918	100.00%	$361,323	100.00%

Volume change from prior year		17.32%		20.49%

Columbia Bancorp — 32

The following table sets forth our loan portfolio maturities, excluding mortgage loans held for sale, on fixed rate loans and repricing dates on variable rate loans, for the periods indicated:
Table 12

	December 31, 2005
	Less than	3 months-			Over	Total
(dollars in thousands)	3 months	1 year	1-5 years	5-10 years	10 years	loans

Commercial loans	$59,231	$5,070	$35,561	$1,029	$370	$101,261
Agricultural loans	75,001	3,002	5,934	334	—	84,271
Real estate secured loans:
Commercial property	27,922	25,147	139,279	3,333	3,384	199,065
Farmland	7,258	7,453	26,654	2,554	2,599	46,518
Construction	177,865	1,626	4,771	69	—	184,331
Residential	9,138	4,691	9,116	3,608	4,402	30,955
Home equity lines	14,693	—	15	39	—	14,747

Total real estate loans	236,876	38,917	179,835	9,603	10,385	475,616

Consumer	7,659	751	4,701	487	177	13,775
Other	5,305	3	1,185	298	1,132	7,923

Total loans	$384,072	$47,743	$227,216	$11,751	$12,064	$682,846

Loans with fixed interest rates						$73,805
Loans with variable interest rates — daily reprice						366,278
Loans with variable interest rates — other than daily reprice						242,763

Total loans						$682,846

Loans with rate floors						$316,332
Loans with variable interest rates — daily reprice — on or under rate floors						$89
Loans with variable interest rates — other than daily reprice — on or under rate floors						$489
Variable interest rate loans comprise 89.26% of our portfolio on December 31, 2005, compared to 87.69% at December 31, 2004.
Allowance for Loan and Lease Losses
Our allowance for loan losses represents an estimate of possible losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. The allowance is calculated based on a systematic approach each quarter consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC). Our methodology for calculating the allowance for loan losses takes into consideration all loans in our portfolio using the following three factors:
•	Loss allocation to groups of loans by internal risk grade

•	Loss allocation by loan type

•	Loss allocation by historical loss percentage
Adversely classified and impaired loans are assigned a higher loss percentage than non-classified loans. Historically, deposit overdraft losses have been minimal. We also review current regional and national economic conditions and trends, economic circumstances that may affect our borrowers individually and collectively, and various other factors that we consider appropriate for allocation to specific loans or loan categories.
Increases to the allowance occur when we expense amounts to the loan loss provision or when we recover previously charged-off loans. Decreases occur when we charge-off loans that are deemed uncollectible. We determine the appropriateness and amount of these charges by assessing the risk potential in our portfolio on an ongoing basis.
33 — Columbia Bancorp

When a loan, or a portion of a loan, is determined to be uncollectible, it is “charged-off,” which means it is removed from the balance sheet and the reduction is charged against the allowance for loan losses. Recoveries of amounts previously charged-off are reflected as increases to the allowance for loan losses. Deposit account overdraft charge-offs are accounted for in the same manner.
Beginning in 2005, in accordance with Financial Institution Letter (“FIL”) 11-2005 issued by the FDIC, we also include an analysis of demand deposit overdrafts in the calculation for allowance for loan losses. We assess deposit overdraft risk based on factors developed from our historical loss experience. Historically, deposit overdraft losses have been minimal.
The following table presents our loan loss experience for the periods indicated:
Table 13

	Years Ended December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Loans outstanding at end of period, net of unearned loan fees (1)	$687,211	$582,310	$470,962	$439,104	$385,595

Average loans outstanding for the period (1)	$625,195	$544,945	$456,137	$419,608	$348,239

Allowance for loan losses balance, beginning of year	$8,184	$6,612	$6,417	$5,312	$4,578

Loans charged off:
Commercial	(1,261)	(762)	(417)	(319)	(587)
Real estate	(168)	(116)	(1,569)	(197)	(56)
Real estate construction	—	—	—	(58)	—
Agriculture	(156)	(80)	(40)	(15)	(79)
Consumer loans	(111)	(198)	(412)	(206)	(20)
Consumer overdrafts	(165)	—	—	—	—
Credit card and related accounts	(101)	(135)	(96)	(91)	(57)

Total loans charged off	(1,962)	(1,291)	(2,534)	(886)	(799)

Recoveries:
Commercial	79	67	50	97	71
Real estate	9	8	35	—	1
Real estate construction	—	—	—	6	—
Agriculture	5	4	28	11	—
Consumer loans	32	13	31	72	5
Consumer overdrafts	60	—	—	—	—
Credit card and related accounts	4	11	10	5	6

Total recoveries	189	103	154	191	83

Net charge-offs	(1,773)	(1,188)	(2,380)	(695)	(716)

Provision for loan losses	3,115	2,760	2,575	1,800	1,450

Allowance for loan losses balance, end of period	$9,526	$8,184	$6,612	$6,417	$5,312

Ratio of net loans charged off to average loans outstanding	0.28%	0.22%	0.52%	0.17%	0.21%

Ratio of allowance for loan losses to loans at end of period	1.38%	1.40%	1.40%	1.46%	1.38%

(1)	Includes loans held-for-sale.
The adequacy of the allowance for loan losses takes into account several factors, including the following key loan quality indicators: (1) the ratio of the allowance to total outstanding loans; (2) the ratio of total non-performing loans to total loans; (3) the ratio of net charge-offs to average loans outstanding; and (4) the relative quality of the loan portfolio as measured by the risk rating of each loan.
Columbia Bancorp — 34

Generally, a decrease in the ratio of allowance for loan losses to total outstanding loans indicates an improvement in overall loan quality. During 2005, the number and total balance of loans risk rated at the lower quality end of the spectrum have improved significantly. The ratio of allowance for loan losses to total outstanding loans at December 31, 2005 falls within our historical range of 1.38% to 1.50% during the past five years (2000 to 2004). This ratio measured 1.38% at December 31, 2005, compared to 1.40% at December 31, 2004. In our view, the reduction in the allowance as a percentage of total loans is representative of an overall improvement of the risk in our loan portfolio.
The ratio of total non-performing loans to total loans of 0.85% falls slightly outside of our five year historical range of 0.24% to 0.74%. This is primarily the result of three agricultural related loans placed on non-accrual status during the fourth quarter of 2005. We believe these non-accrual loans are isolated events and not representative of an adverse quality trend in the overall loan portfolio.
Net charge-offs as a percentage of average loans at December 31, 2005 also falls within our historical range of 0.14% to 0.52% during the past five years (2000 to 2004), since 2000.
During the year ended December 31, 2005, we charged-off $1.96 million and recovered $189,261 of loans for a net charge-off of $1.77 million. The increase in loan charge-offs for 2005, as compared to 2004, is primarily attributable to charge-offs during the third and fourth quarters. We charged-off approximately $624,000 of two commercial loans during the third quarter and $570,000 of two commercial loans related to one borrower during the fourth quarter. Net charge-offs for 2005, were consistent with our historical experience in view of the growth in our loan portfolio.
As noted above, loans with variable interest rates comprise approximately 89% of our loan portfolio. As variable rate loan payments increase due to rising interest rates, our borrowers may have difficulty making payments as they come due. This increase in credit risk may have a material adverse effect on our financial condition and results of operations. We believe our loan underwriting policies and loan officer experience and customer knowledge are significant contributors to our ability to mitigate loan losses.
Non-performing Assets
Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater than 90 days, restructured loans and other real estate owned (“OREO”). We do not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. In order to promote better oversight and review of certain loan arrangements, we sometimes place on non-accrual status loans that are not past due or that are fully collateralized. Restructured loans are those for which the interest rate or payment schedules were modified from original terms to accommodate the borrower’s weakened financial condition. OREO represents assets acquired through loan foreclosure or recovery activities.
35 — Columbia Bancorp

The following table presents balances and ratios with respect to non-performing assets:
Table 14

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001

Loans on non-accrual status	$5,688	$4,217	$3,292	$742	$890
Loans past due — greater than 90 days	—	—	—	5	—
Restructured loans	40	—	10	25	113

Total non-performing loans	5,728	4,217	3,302	772	1,003

Other real estate owned	—	100	42	—	349

Total non-performing assets	$5,728	$4,317	$3,344	$772	$1,352

Allowance for loan losses	$9,526	$8,184	$6,612	$6,417	$5,312
Ratio of total non-performing assets to total assets	0.68%	0.60%	0.57%	0.14%	0.28%
Ratio of total non-performing loans to total loans, net of unearned loan fees	0.85%	0.74%	0.71%	0.18%	0.26%
Ratio of reserve for loan losses to total non-performing assets	166.30%	189.57%	197.74%	830.73%	392.82%
At December 31, 2005, our non-performing assets totaled $5.73 million, compared to $4.32 million at December 31, 2004. During the first quarter of 2005, non-performing assets decreased $3.12 million after resolution of a loan that had been on non-accrual status. The balance remained relatively low until the third quarter of 2005 when two commercial loans totaling $757,501 were placed on non-accrual status. During the fourth quarter of 2005, three loans to agricultural borrowers totaling $4.56 million were placed on non-accrual status. Our credit administration staff is aggressively working these non-accrual loans to maximize our collection of principal and interest and to return these loans to accrual status.
Columbia Bancorp — 36

Deposits
We offer various deposit accounts, including interest bearing checking, savings, money market, certificates of deposit and non-interest bearing checking. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Deposits are our primary source for funding loan growth. In order to minimize our interest expense, we strive to maximize our non-interest bearing demand deposits.
The following table presents the composition of our deposit balances for the dates indicated:
Table 15

	December 31, 2005		December 31, 2004		December 31, 2003
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Interest bearing demand deposits	$278,070	39.29%	$211,240	34.81%	$187,452	37.76%
Savings deposits	41,128	5.81	35,926	5.92	35,733	7.20
Time certificates less than $100,000	73,508	10.39	83,242	13.71	84,414	17.01
Time certificates greater than $100,000	94,666	13.37	104,114	17.15	38,334	7.72

Total interest bearing deposits	487,372	68.86	434,522	71.59	345,933	69.69

Total non-interest bearing deposits	220,450	31.14	172,422	28.41	150,425	30.31

Total interest bearing and non-interest bearing deposits	$707,822	100.00%	$606,944	100.00%	$496,358	100.00%

At December 31, 2005, total deposits were $707.82 million, an increase of $100.88 million or 16.62%, from total deposits of $606.94 million at December 31, 2004. Growth in deposits over the last three years was due to a combination of competitive pricing strategies, increased marketing and adoption of a sales culture at our branches. Deposit growth was strongest in interest bearing and non-interest bearing demand deposits, which increased $114.86 million, or 29.94%, compared to 2004. During 2005, time deposits decreased $19.18 million primarily due to the maturity of brokered certificates of deposit during the third and fourth quarters.
Core deposits, which consist of all demand and savings deposits and certificates of deposits, totaled $539.65 million at December 31, 2005, an increase of $120.06 million, or 28.61%, compared to December 31, 2004.
The following table summarizes the average balances and rates paid for each deposit category for the periods shown:
Table 16

	Years ended December 31,
	2005 Averages		2004 Averages		2003 Averages
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Non-interest bearing deposits	$198,316	N/A	$163,953	N/A	$138,931	N/A
Interest bearing demand deposits	248,544	1.50%	194,534	0.69%	189,353	0.79%
Savings deposits	38,960	0.84%	36,292	0.39%	33,687	0.50%
Time certificates	174,495	3.38%	157,854	2.89%	125,360	3.13%

Total deposits	$660,315		$552,633		$487,331

37 - Columbia Bancorp

Consistent with market interest rate increases and competitive pressures, interest rates for all deposit types increased during 2005. In order to avoid across-the-board deposit rate increases, we have employed a relationship pricing strategy, whereby we selectively offer rates tailored to certain customers, often in exchange for using other bank services or a willingness to deposit additional funds.
Wholesale liabilities include all funding sources obtained outside the retail branch network and consist of brokered certificates of deposit, direct certificates of deposit, correspondent borrowings and advances from Federal Home Loan Bank. Brokered certificates of deposit are obtained through intermediary brokers that sell the certificates on the open market. Direct certificates of deposit are obtained through a proprietary network that solicits deposits from other financial institutions or from public entities.
We utilize wholesale liabilities to manage interest rate risk and as a source of funding for loan growth. At December 31, 2005, brokered certificates of deposit totaled $31.79 million, with maturities ranging from one month to four years; brokered certificates of deposit totaled $46.65 million at December 31, 2004 and $26.17 million at December 31, 2003. Direct certificates of deposit totaled $9.72 million and $24.40 million at December 31, 2005 and 2004.
During 2005, we actively increased deposit gathering efforts at the retail branch level. We will continue our deposit gathering efforts during 2006; however, if loan growth outpaces retail deposit growth, we will utilize wholesale sources.
The following table presents the maturities of all time certificates of deposit outstanding at December 31, 2005:
Table 17

	Time Certificates	Time Certificates
(dollars in thousands)	less than $100,000	greater than $100,000	Total

Three months or less	$15,352	$34,358	$49,710
Over three through six months	12,009	10,584	22,593
Over six months through twelve months	18,427	16,288	34,715
Over twelve months through five years	27,444	33,436	60,880
Over five years	276	—	276

	$73,508	$94,666	$168,174

Long-Term and Short-Term Borrowings
The majority of our borrowings are advances from Federal Home Loan Bank of Seattle (“FHLB”). At December 31, 2005, borrowings from FHLB totaled $44.84 million, an increase of $10.80 million from $34.04 million at December 31, 2004, and an increase of $10.19 million as compared to $34.65 million at December 31, 2003. We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. We had no federal funds purchased at December 31, 2005, 2004 and 2003. Other borrowings consist of a Treasury Tax and Loan note payable totaling $850,000 at December 31, 2005, $849,970 at December 31, 2004, and $850,000 as of December 31, 2003. We will continue to allow borrowings to mature without renewing if deposit growth meets or exceeds loan growth.

Columbia Bancorp - 38

The following table sets forth certain information with respect to our Federal Home Loan Bank of Seattle borrowings:
Table 18

	December 31,
(dollars in thousands)	2005	2004	2003

Amount outstanding at end of period	$44,841	$34,040	$21,133
Weighted-average interest rate at end of period	4.09%	3.41%	3.44%
Maximum amount outstanding at any month-end during the year	$44,841	$46,941	$27,372
Average amount outstanding during the period	$34,380	$30,023	$23,672
Weighted-average interest rate during the period	3.64%	3.36%	3.90%
Trust Preferred Securities
In December 2002, we issued $4.00 million of unsecured subordinated debentures to our wholly-owned subsidiary, Columbia Bancorp Trust I (“Trust”), which has since been deconsolidated in accordance with FASB Interpretation (“FIN”) 46R. Interest payments on our subordinated debentures are intended to pass through the Trust to the beneficial owners of the Trust, in the form of dividend payments on trust preferred securities. The subordinated debentures and trust preferred securities have identical interest rates, terms and conditions — variable interest at 90 day LIBOR plus 3.30% with 30 year maturities. Trust Preferred Securities are considered Tier I capital for regulatory purposes. We entered into this transaction in order to repurchase 328,422 shares of common stock at a price of $12.25 per share in November 2002 and to maintain regulatory capital within the “well-capitalized” category as defined by the Bank’s regulators.
In accordance to FIN 46, we deconsolidated the Trust as of March 31, 2004. As a result, our $4.12 million of junior subordinated debentures are reflected on our consolidated balance sheet under the caption “Junior Subordinated Debentures.” We also recognized our $124,000 investment in the Trust, which is included under the caption “Other Assets” in our consolidated balance sheet.
Shareholders’ Equity and Regulatory Capital
Shareholders’ equity was $77.49 million at December 31, 2005, an increase of $11.62 million compared to $65.88 million at December 31, 2004. The increase is comprised of current year net income and other comprehensive income totaling $13.63 million, stock option and restricted stock activity totaling $1.42 million, offset by dividends paid and declared totaling $3.30 million and stock repurchases of $139,878.
Beginning in 2003, our Board of Directors authorized a program to repurchase shares of Columbia’s common stock on a periodic basis when excess capital is available. The Board of Directors believes in the long-term value of Columbia’s stock and that repurchase constitutes a sound investment use of Columbia’s funds. The repurchase plan was modified and renewed in 2004 and 2005, to repurchase up to $1.00 million in common stock, with an expiration date of June 30, 2006. The repurchase plan transactions are conducted in the open market pursuant to the securities Exchange Act Rule 10b-18 at the sole discretion of Management.

39 - Columbia Bancorp

The following table presents our common stock repurchase activity since 2003:
Table 19

			Total # of Shares Purchased	Maximum Dollar Value of
	Total # of Shares	Average Price	as Part of a Publicly	Shares Remaining to be
	Purchased	Paid per Share	Announced Plan(s)(1)	Purchased Under the Plan(s)(1)
January -04	—	$—	—	$1,352,005
February- 04	12,500	18.10	12,500	1,125,776
March-04	—	—	—	1,125,776

Three Months Ended March 31, 2004	12,500	18.10	12,500	1,125,776

April-04	—	—	—	1,125,776
May-04	—	—	—	1,125,776
June-04	—	—	—	1,125,776

Three Months Ended June 30, 2004	—	—	—	1,125,776

July-04(2)	—	—	—	1,000,000
August-04	—	—	—	1,000,000
September-04	—	—	—	1,000,000

Three Months Ended September 30, 2004	—	—	—	1,000,000

October-04	—	—	—	1,000,000
November-04	—	—	—	1,000,000
December-04	—	—	—	1,000,000

Three Months Ended December 31, 2004	—	—	—	1,000,000

Twelve Months Ended December 31, 2004	12,500	$18.10	12,500	$1,000,000

January-05	—	$—	—	$1,000,000
February- 05	—	—	—	1,000,000
March-05	—	—	—	1,000,000

Three Months Ended March 31, 2005	—	—	—	1,000,000

April-05	—	—	—	1,000,000
May-05(3)	—	—	—	1,000,000
June-05	—	—	—	1,000,000

Three Months Ended June 30, 2005	—	—	—	1,000,000

July-06	—	—		1,000,000
August-05	—	—	—	1,000,000
September-05	—	—	—	1,000,000

Three Months Ended September 30, 2005	—	—	—	1,000,000

October-05	—	—	—	1,000,000
November-05	3,570	21.96	3,570	921,601
December-05	2,800	21.96	2,800	860,122

Three Months Ended December 31, 2005	6,370	21.96	6,370	860,122

Twelve Months Ended December 31, 2005	6,370	$21.96	6,370	$860,122

(1)	Plan announced in August 2003, to repurchase up to $1.6 million in stock through June 30, 2004.

(2)	New repurchase plan approved by the Board of Directors to repurchase up to $1.0 million in stock through June 30, 2005.

(3)	Repurchase plan extended by the Board of Directors to repurchase up to $1.0 million in stock through June 30, 2006.

Columbia Bancorp - 40

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
The following table presents our capital ratios at December 31, 2005 and December 31, 2004, as compared to regulatory minimums for capital adequacy purposes:
Table 20

	December 31, 2005	December 31, 2004	Regulatory Minimum
Tier I capital	9.70%	9.80%	4.00%
Total risk-based capital	10.95%	11.05%	8.00%
Leverage ratio	9.77%	8.74%	4.00%
Liquidity and Capital Resources
We have adopted policies to help maintain liquidity in order to respond to changes in the financial environment and insure sufficient funds are available to meet our anticipated cash demands, which ordinarily come from customer borrowing needs and deposit withdrawals. Generally, our major sources of liquidity are customer deposits, sales and maturities of investment securities, and net cash provided by operating activities. From time to time, we may also draw upon credit lines with the Federal Home Loan Bank of Seattle and correspondent banks, as well as brokered certificates of deposit and other wholesale borrowings. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not as stable because they are influenced by general interest rate levels, competing interest rates available on other investments, market competition, economic conditions and other factors. Liquid asset balances include cash, amounts due from other banks, federal funds sold, unpledged securities available-for-sale and securities held-to-maturity with maturities occurring within three months. At December 31, 2005, liquid assets totaled $84.04 million or 10.04% of total assets, as compared to $62.13 million or 8.69% of total assets at December 31, 2004 and $50.66 million or 8.67% of total assets at December 31, 2003. At December 31, 2005 and 2004, unused and available lines of credit from FHLB and correspondent banks totaled $49.13 million and $106.34 million, respectively.
During 2005, we increased our deposit gathering efforts at the branch level, improving liquidity and allowing us to lessen our reliance on wholesale liabilities such as brokered certificates of deposit and direct certificates of deposit. Federal funds sold increased $9.00 million, or $23.68 million on an average balance basis, from December 31, 2004 to December 31, 2005. We will continue our deposit gathering efforts during 2006; however, if loan growth outpaces retail deposit growth, we will utilize wholesale sources to fund loan growth.
The analysis of liquidity also includes a review of the changes that appear in the consolidated statements of cash flows for the year ended December 31, 2005. The statement of cash flows includes operating, investing, and financing categories. Cash flows from operating activities include net income of $13.67 million, which is adjusted for non-cash items and increases or decreases in cash due to changes in certain assets and liabilities. Net cash flows from operating activities increased $130,171. Cash flows from investing activities consists primarily of proceeds from and purchases of securities and the impact of the net growth in loans. During 2005, net cash flows from investing activities increased $36.42 million primarily due to a net decrease in loans made to borrowers. Cash flows from financing activities include cash flows associated with deposit accounts and payments to and from shareholders. Net cash flows from financing activities decreased $11.56 million during 2005, due to a net decrease in cash received from deposits accounts and a net decrease in cash from note payable advances.

41 - Columbia Bancorp

At December 31, 2005, we had outstanding unfunded lending commitments of $222.81 million. Nearly all of these commitments represented unused portions of commitments to extend credit to businesses, credit lines available to consumers under credit card and other arrangements and commercial and standby letters of credit. Many of these credit lines will not be fully drawn upon and, accordingly, the aggregate commitments do not necessarily represent future cash requirements. We believe that our sources of liquidity, including $84.04 million in liquid assets, $49.13 million in unused lines of credits and the use of brokered or wholesale certificates of deposits, are sufficient to meet likely calls on outstanding commitments, although there can be no assurance in this regard. We monitor liquidity on a daily, weekly, monthly and quarterly basis, to insure we have sufficient funds to meet our cash demands.
Inflation
At this time, Management does not consider the long-term effects of inflation, as measured by the Consumer Price Index, will be material to our financial position and results of operations.
Off-Balance Sheet Arrangements
In the normal course of business, we utilize financial instruments with off-balance sheet risk to meet the financing needs of our customers, including loan commitments to extend credit, commercial letters of credit, standby letters of credit, unused portions of VISA credit cards, and commitments to fund mortgage loans.
The increase in off-balance sheet items has occurred during the last three years as a result of growth in the loan portfolio. The table below sets forth the distribution of our contingent liabilities by off-balance sheet type. Commitments to extend credit increased primarily due to growth and expansion of commercial real estate construction lending from our Central Oregon branches.
Table 21

	December 31,
(dollars in thousands)	2005	2004	2003
Commitments to extend credit	$200,916	$168,812	$162,232
Undisbursed credit card lines of credit	19,582	18,437	17,333
Commercial and standby letters of credit	2,309	2,227	2,466

Total	$222,807	$189,476	$182,031

Columbia Bancorp - 42

Contractual Obligations
Our contractual obligations include notes due to the Federal Home Loan Bank of Seattle and treasury tax and loan program with the Federal Reserve, trust preferred securities, operating leases, deferred compensation and salary continuation plans. Detailed below is a schedule of our current contractual obligations by maturity and/or anticipated payment date:
Table 22

	Payment due by Period
		Less than			More than	Unspecified
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years	maturity

Long-term debt obligations
Federal Home Loan Bank notes	$44,841	$23,000	$19,220	$1,952	$669	$—
Trust preferred securities (1)	4,000	—	—	—	4,000	—
Treasury tax and loan note	850	850	—	—	—	—
Operating lease obligations	9,665	856	1,669	1,612	5,528	—
Other long term liabilities (2)	1,194	—	—	—	—	1,194

Total	$60,550	$24,706	$20,889	$3,564	$10,197	$1,194

(1)	Columbia has the right to redeem trust preferred securities on or after January 7, 2008. This commitment excludes $124 of initial trust capitalization.

(2)	Amount includes deferred compensation and salary continuation plan benefit obligations.
Recently Issued Accounting Standards
In December 2004, the FASB issued Statement No. 123(R) “Share-Based Payment.” This statement replaces existing requirements under SFAS No. 123 “Accounting for Stock-Based Compensation,” and eliminates the ability to account for share-based compensation transactions under APB Opinion No. 25 “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires stock-based transactions to be recognized as compensation expense based on their fair values at the date of grant. Fair value should be estimated using option-pricing models such as the Black-Scholes model or a binomial model. This statement is effective beginning January 1, 2006. At this time, we do not expect the future impact on earnings to be materially different than what has historically been reported as the pro forma effect to income shown in Table 4 of “Critical accounting policies and estimates.” The impact to operating and financing cash flows is not expected to be significant to the consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material impact on our consolidated financial statements.
In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The FSP requires that rental costs during a construction period be recognized as rental expense, rather than capitalized. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on our consolidated financial condition or results of operations.
In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments.” The FSP provides guidance on determining when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on our consolidated financial condition or results of operations.

43 - Columbia Bancorp

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
In the banking industry, a major risk involves changing interest rates, which can have a significant impact on Columbia’s profitability. Columbia manages its exposure to changes in interest rates through asset and liability management activities within the guidelines established by its two Asset Liability Committees (“ALCO”). Columbia has two levels of ALCO oversight and management; the Management ALCO, which meets monthly and the Board ALCO, which meets quarterly. The Board ALCO has the responsibility for establishing the tolerances and monitoring compliance with asset-liability management policies, including interest rate risk exposure, capital position, liquidity management and the investment portfolio. The Management ALCO has responsibility to manage the daily activities necessary to ensure compliance with asset-liability management policies and tolerances. The Board ALCO minutes are provided to the Board of Directors for review and approval.
Asset-liability management simulation models are used to measure interest rate risk. The models quantify interest rate risk through simulating forecasted net interest income and the economic value of equity over a 12-month forward-looking time horizon under various rate scenarios. The economic value of equity is defined as the difference between the market value of current assets less the market value of liabilities. By measuring the change in the present value of equity under different rate scenarios, Management is able to identify interest rate risk that may not be evident in simulating changes in the forecasted net interest income.
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
Table 23

	Percent Change	Percent Change
	in Net Interest	in Present Value
Change in Interest Rates	Income	of Equity

-200 Basis points	-9.71%	-7.81%
-100 Basis points	-5.26%	-4.39%
+100 Basis points	5.43%	4.59%
+200 Basis points	10.88%	9.00%
As illustrated in the above table, Columbia’s balance sheet is currently asset sensitive, meaning that interest earning assets mature or reprice more quickly than interest bearing liabilities in a given period. Therefore, according to the model, net interest income should increase slightly when rates increase and shrink somewhat when rates fall in an interest rate shift that is parallel across all terms of the yield curve. This is primarily a result of the concentration of variable rate and short-term commercial loans in Columbia’s portfolio.
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

Columbia Bancorp - 44

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Selected Quarterly Financial Data (unaudited) – The following tables set forth Columbia’s unaudited consolidated financial data regarding operations for each quarter of 2005 and 2004. This information, in the opinion of Management, includes all normal and recurring adjustments to fairly state the information contained in the tables. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.
Table 24

	2005 Quarterly Financial Data
	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Income Statement Data
Interest income	$12,172	$12,715	$13,998	$14,704	$53,589
Interest expense	2,511	2,643	2,937	3,211	11,302

Net interest income	9,661	10,072	11,061	11,493	42,287
Loan loss provision	200	650	1,230	1,035	3,115

Net interest income after loan loss provision	9,461	9,422	9,831	10,458	39,172
Non-interest income	2,303	2,984	2,540	2,361	10,188
Non-interest expense	6,571	6,977	7,141	7,472	28,161

Income before provision for income taxes	5,193	5,429	5,230	5,347	21,199
Provision for income taxes	1,880	1,987	1,704	1,958	7,529

Net income	$3,313	$3,442	$3,526	$3,389	$13,670

Earnings Per Share
Basic earnings per common share	$0.34	$0.35	$0.36	$0.34	$1.39
Diluted earnings per common share	$0.33	$0.34	$0.35	$0.34	$1.36

	2004 Quarterly Financial Data
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Income Statement Data
Interest income	$9,607	$10,352	$11,208	$11,541	$42,708
Interest expense	1,467	1,554	2,027	2,280	7,328

Net interest income	8,140	8,798	9,181	9,261	35,380
Loan loss provision	700	1,390	550	120	2,760

Net interest income after loan loss provision	7,440	7,408	8,631	9,141	32,620
Non-interest income	1,581	1,917	2,016	2,798	8,312
Non-interest expense	5,871	5,674	6,013	6,413	23,971

Income before provision for income taxes	3,150	3,651	4,634	5,526	16,961
Provision for income taxes	1,133	1,336	1,736	2,021	6,226

Net income	$2,017	$2,315	$2,898	$3,505	$10,735

Earnings Per Share
Basic earnings per common share (1)	$0.21	$0.24	$0.30	$0.36	$1.11
Diluted earnings per common share (1)	$0.20	$0.24	$0.29	$0.35	$1.08

(1)	Prior periods have been adjusted to reflect the 10% stock dividend, effective December 29, 2005.
Additional information called for by this item is contained in Columbia Bancorp’s Annual Report to Shareholders for the year ended December 31, 2005, and is incorporated herein by reference.

45 - Columbia Bancorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Columbia Bancorp and Subsidiary
We have audited the accompanying consolidated statement of financial condition of Columbia Bancorp and subsidiary (Company) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management’s assessment included in the accompanying Management Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Columbia Bancorp - 46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Page Two
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia Bancorp and subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Columbia Bancorp maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Columbia Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Portland, Oregon
March 13, 2006

47 - Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$34,631,688	$25,527,270
Interest-bearing deposits with banks	23,175,188	12,165,712
Federal funds sold	29,281,599	20,285,817

Total cash and cash equivalents	87,088,475	57,978,799

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	17,233,060	24,573,394
Equity securities available-for-sale, at fair value	611,148	605,594
Debt securities held-to-maturity, at amortized cost, estimated fair value $16,749,021 and $18,395,204 at December 31, 2005 and 2004, respectively	16,497,131	17,789,481
Restricted equity securities	2,439,100	2,429,200

Total investment securities	36,780,439	45,397,669

LOANS
Loans held-for-sale	5,879,320	2,517,182
Loans, net of allowance for loan losses and unearned loan fees	671,806,637	571,607,850

Total loans	677,685,957	574,125,032

OTHER ASSETS
Property and equipment, net of accumulated depreciation	15,783,509	15,222,622
Accrued interest receivable	5,615,098	4,107,806
Goodwill	7,389,094	7,389,094
Mortgage servicing asset, net of accumulated amortization and valuation allowance	—	2,162,654
Other assets	10,896,746	8,988,842

Total other assets	39,684,447	37,871,018

TOTAL ASSETS	$841,239,318	$715,372,518

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Noninterest-bearing demand deposits	$220,450,133	$172,421,947
Interest-bearing demand deposits	278,070,340	211,239,408
Savings accounts	41,127,626	35,926,117
Time certificates	168,174,061	187,356,091

Total deposits	707,822,160	606,943,563

OTHER LIABILITIES
Notes payable	45,690,951	34,889,564
Accrued interest payable and other liabilities	6,109,717	3,538,413
Junior subordinated debentures	4,124,000	4,124,000

Total other liabilities	55,924,668	42,551,977

Total liabilities	763,746,828	649,495,540

COMMITMENTS AND CONTINGENCIES (Note 19)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 20,000,000 shares authorized; 8,965,408 and 8,839,151 shares issued and outstanding at December 31, 2005 and 2004, respectively	33,425,084	32,140,776
Retained earnings	44,189,700	33,816,489
Accumulated comprehensive (loss) income, net of taxes	(122,294)	(80,287)

Total shareholders’ equity	77,492,490	65,876,978

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$841,239,318	$715,372,518

See accompanying notes.

Columbia Bancorp - 48

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2005	2004	2003
INTEREST INCOME
Interest and fees on loans	$50,571,586	$41,239,595	$36,496,259
Interest on investments:
Taxable investment securities	746,378	434,568	514,195
Nontaxable investment securities	597,220	617,105	729,022
Interest on federal funds sold	1,177,151	201,278	205,367
Other interest and dividend income	496,144	215,417	285,276

Total interest income	53,588,479	42,707,963	38,230,119

INTEREST EXPENSE
Interest on interest-bearing demand deposit and savings accounts	4,050,872	1,475,891	1,665,626
Interest on time certificates	5,892,640	4,554,432	3,954,361
Other borrowed funds	1,358,034	1,297,755	1,210,653

Total interest expense	11,301,546	7,328,078	6,830,640

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	42,286,933	35,379,885	31,399,479
PROVISION FOR LOAN LOSSES	3,115,000	2,760,000	2,575,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	39,171,933	32,619,885	28,824,479

NON-INTEREST INCOME
Service charges and fees	4,733,439	4,657,884	4,307,634
CRB Mortgage Team net revenues	2,746,571	1,121,546	2,431,672
CRB Financial Services Team revenues	612,702	520,427	579,388
Credit card discounts and fees	484,310	465,481	436,953
Net (loss) gain on sale or call of investment securities	(1,422)	(6,823)	462,249
Gain on sale of mortgage servicing asset	560,588	—	—
Other non-interest income	1,052,233	1,553,040	705,881

Total non-interest income	10,188,421	8,311,555	8,923,777

NON-INTEREST EXPENSE
Salaries and employee benefits	16,529,743	13,402,913	13,055,840
Occupancy expense	3,124,787	2,654,462	2,247,309
Item and statement processing	771,003	774,591	777,594
Advertising	741,637	811,067	536,871
Data processing expense	461,526	512,770	352,743
Other non-interest expense	6,532,665	5,815,286	5,379,794

Total non-interest expense	28,161,361	23,971,089	22,350,151

INCOME BEFORE PROVISION FOR INCOME TAXES	21,198,993	16,960,351	15,398,105
PROVISION FOR INCOME TAXES	7,528,831	6,225,661	5,564,309

NET INCOME	13,670,162	10,734,690	9,833,796

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(143,729)	(92,800)	173,809
Reclassification adjustment for losses (gains) included in net income	901	4,326	(295,839)
Increase (reduction) in fair value of interest-rate swap	100,821	(23,812)	(20,221)

Other comprehensive loss, net of taxes	(42,007)	(112,286)	(142,251)

COMPREHENSIVE INCOME	$13,628,155	$10,622,404	$9,691,545

BASIC EARNINGS PER SHARE OF COMMON STOCK	$1.39	$1.11	$1.03

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$1.36	$1.08	$0.99

See accompanying notes.

49 - Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Comprehensive	Total
	Common Stock		Retained	Income	Shareholders’
	Shares	Amount	Earnings	(Loss)	Equity
BALANCE, December 31, 2002	7,862,380	$17,841,700	$32,174,431	$174,250	$50,190,381
Stock options exercised	113,015	782,637	—	—	782,637
Income tax benefit from stock options exercised	—	212,242	—	—	212,242
10% stock dividend and cash paid for fractional shares	791,887	12,931,515	(12,937,194)	—	(5,679)
Repurchase of common stock	(16,700)	(247,995)	—	—	(247,995)
Cash dividends paid	—	—	(2,031,115)	—	(2,031,115)
Cash dividends declared	—	—	(787,552)	—	(787,552)
Net income and comprehensive income	—	—	9,833,796	(142,251)	9,691,545

BALANCE, December 31, 2003	8,750,582	31,520,099	26,252,366	31,999	57,804,464
Stock options exercised	101,069	725,193	—	—	725,193
Income tax benefit from stock options exercised	—	121,713	—	—	121,713
Repurchase of common stock	(12,500)	(226,229)	—	—	(226,229)
Cash dividends paid	—	—	(2,375,043)	—	(2,375,043)
Cash dividends declared	—	—	(795,524)	—	(795,524)
Net income and comprehensive income	—	—	10,734,690	(112,286)	10,622,404

BALANCE, December 31, 2004	8,839,151	32,140,776	33,816,489	(80,287)	65,876,978
Stock options exercised	115,969	936,853	—	—	936,853
Income tax benefit from stock options exercised	—	410,137	—	—	410,137
Restricted stock granted	16,658	77,196	—	—	77,196
Repurchase of common stock	(6,370)	(139,878)	—	—	(139,878)
Cash dividends paid	—	—	(2,409,376)	—	(2,409,376)
Cash dividends declared	—	—	(887,575)	—	(887,575)
Net income and comprehensive income	—	—	13,670,162	(42,007)	13,628,155

BALANCE, December 31, 2005	8,965,408	$33,425,084	$44,189,700	$(122,294)	$77,492,490

See accompanying notes.

Columbia Bancorp - 50

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,670,162	$10,734,690	$9,833,796
Adjustments to reconcile net income to net cash from operating activities:
Amortization of premiums and discounts on investment securities	45,676	52,682	16,113
Net loss (gain) on sale or call of investment securities	1,421	6,823	(462,249)
Gain on sale of mortgage servicing asset	(560,588)	—	—
Federal Home Loan Bank stock dividend	(9,900)	(69,800)	(144,900)
Loss (gain) on sale or write-down of property, equipment, and other real estate owned	34,308	(560,650)	118,196
Depreciation and amortization:
Property, equipment, and other	1,728,331	1,551,223	1,351,158
Mortgage servicing asset	116,972	1,621,091	2,000,050
Stock based compensation expense	77,196	—	—
Impairment of mortgage servicing asset	—	—	858,000
Deferred income tax benefit	(1,861,826)	(1,322,155)	(528,158)
Provision for loan losses	3,115,000	2,760,000	2,575,000
Increase (decrease) in cash due to changes in certain assets and liabilities:
Proceeds from the sale of mortgage loans held-for-sale	81,388,318	42,608,162	236,753,057
Production of mortgage loans held-for-sale	(84,750,456)	(42,332,960)	(230,775,664)
Accrued interest receivable	(1,507,292)	(338,279)	125,710
Mortgage servicing asset	—	(92,296)	(1,935,108)
Other assets	700,076	(1,178,026)	(781,711)
Accrued interest payable and other liabilities	2,418,890	1,035,612	237,202

Net cash from operating activities	14,606,288	14,476,117	19,240,492

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	100,000	4,500,000	5,670,252
Proceeds from the maturity of available-for-sale securities	9,000,000	8,100,000	19,030,000
Purchases of available-for-sale securities	(1,936,264)	(23,508,519)	(23,533,877)
Proceeds from the maturity or call of held-to-maturity securities	3,624,719	1,340,143	4,954,467
Purchases of held-to-maturity securities	(2,414,220)	(4,180,255)	(1,347,865)
Purchases of equity securities	—	(601,250)	—
Net change from the sale of restricted equity securities	—	483,700	—
Net change in loans made to customers	(103,398,240)	(114,346,355)	(40,319,910)
Investment in low-income housing tax credits	(109,750)	(76,750)	—
Investment in state tax credits	(190,815)	—	—
Investment in bank-owned life insurance	—	(2,000,000)	—
Proceeds from the sale of mortgage servicing asset	2,606,270	—	—
Proceeds from the sale of property and equipment	770,222	1,519,486	—
Proceeds from the sale of other real estate owned	188,896	1,531,330	63,174
Payments made for purchase of property and equipment	(3,009,489)	(3,952,582)	(1,042,699)

Net cash from investing activities	(94,768,671)	(131,191,052)	(36,526,458)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	120,060,627	45,977,256	26,498,587
Net change in time certificates	(19,182,030)	64,608,267	11,235,449
Net increase (decrease) in notes payable	10,801,387	12,906,099	(5,151,481)
Dividends paid and cash paid for fractional shares	(3,204,900)	(3,163,045)	(2,666,573)
Proceeds from the exercise of stock options	936,853	725,193	782,637
Repurchase of common stock	(139,878)	(226,229)	(247,995)

Net cash from financing activities	109,272,059	120,827,541	30,450,624

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,109,676	4,112,606	13,164,658
CASH AND CASH EQUIVALENTS, beginning of year	57,978,799	53,866,193	40,701,535

CASH AND CASH EQUIVALENTS, end of year	$87,088,475	$57,978,799	$53,866,193

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$11,490,935	$8,277,852	$6,728,204

Taxes paid in cash	$9,326,000	$6,744,000	$6,027,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain or loss on available-for-sale securities, net of taxes	$(142,828)	$(104,590)	$(122,030)

Change in fair value of interest-rate swap	$159,023	$(7,696)	$(20,221)

Cash dividend declared and payable after year-end	$887,575	$795,524	$787,552

Transfers of loans to other real estate owned	$84,453	$1,536,270	$104,700

See accompanying notes.

51 - Columbia Bancorp

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and nature of operations – Columbia Bancorp (“Columbia”) was incorporated on October 3, 1995, and became the holding company of Columbia River Bank (the “Bank” or “CRB”) effective January 1, 1996. Substantially all activity of Columbia is conducted through its subsidiary bank. The Bank is a state-chartered financial institution authorized to provide banking services in the states of Oregon and Washington. Columbia and the Bank are subject to regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
The Bank provides retail and commercial banking services, including lending, deposit accounts and other ancillary services. CRB Mortgage Team originates and sells mortgage loans into the secondary market. CRB Financial Services Team offers a wide range of non-Federal Deposit Insurance Corporation (“FDIC”) insured financial products and services to consumers through arrangements with Primevest Financial Services, Inc., a registered securities broker-dealer. Consistent with its culture, core values and emphasis on providing premier services and products, the Bank uses “Team” designations to identify internal departments.
With its administrative headquarters in The Dalles, Oregon, the Bank operates twenty one branch facilities. Eighteen branches are located throughout Wasco, Hood River, Deschutes, Clackamas, Jefferson, Umatilla, and Yamhill counties in Oregon. Three branches are located in Benton and Klickitat counties in Washington.
All significant intercompany accounts and transactions between Columbia and its subsidiary have been eliminated in the preparation of the consolidated financial statements.
Management’s estimates and assumptions – Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Calculation of the allowance for loan losses and the fair value of financial instruments represent the most significant Management estimates.
Cash and cash equivalents – Cash and cash equivalents normally include cash on hand, amounts due from other banks, interest bearing deposits with other banks and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. As of December 31, 2005 and 2004, the Bank had no reserve requirement to be maintained at the Federal Reserve; however, total clearing balance requirements at December 31, 2005 and 2004 were $400,000.
Investment securities – Columbia is required to specifically identify its investment securities as “held-to-maturity,” “available-for-sale,” or “trading accounts.” Management has determined that all investment securities held at December 31, 2005 and 2004 are either “held-to-maturity” or “available-for-sale” and conform to the following accounting policies:
Securities held-to-maturity – Bonds, notes and debentures for which Columbia has the intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity.
Securities available-for-sale – Available-for-sale securities consist of bonds, notes, debentures and certain equity securities not classified as held-to-maturity securities. Securities are generally classified as available-for-sale if the instrument may be sold in response to factors such as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income or loss and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are calculated using the specific-identification method.
Columbia Bancorp - 52

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
Loans held-for-sale – Loans held-for-sale include mortgage loans originated by CRB Mortgage Team and loans originated by Columbia River Capital Team. Loans held-for-sale are carried at the lower of cost or estimated fair value. Fair value is determined on an aggregate loan basis. At December 31, 2005 and 2004, loans held-for-sale were carried at cost which approximated fair market value.
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
The Bank does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Non-accrual loans are considered impaired loans. Each impaired loan is carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral dependent. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or when the loan is removed from non-accrual status. Large groups of smaller balance, homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank may not separately identify individual consumer and residential loans for evaluation of impairment.
The allowance for loan losses represents an estimate of possible losses associated with the Bank’s loan portfolio, off-balance-sheet financial instruments and deposit account overdrafts. The estimate is based on evaluations of loan collectibility and prior loan loss experience. Evaluations consider factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect the borrower’s ability to pay.
Increases to the allowance for loan losses occur when amounts are expensed to the provision for loan losses or previously charged-off loans are recovered; decreases occur when uncollectible loans are charged-off.
Various regulatory agencies, as a regular part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of the examinations.
Property and equipment – Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment, and average 31 1/2 years for building premises. Amortization of leasehold improvements is computed over the life of the related lease, or the life of the related asset, whichever is shorter.
53 - Columbia Bancorp

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Management reviews long-lived assets and intangibles any time that a change in circumstances indicates that the carrying amount of these assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of the asset to the forecasted undiscounted cash flows of the operation associated with the asset. If the evaluation of the forecasted cash flows indicates that the carrying value of the asset is not recoverable, the asset is written down to fair value.
Goodwill – Goodwill represents the excess of cost over the fair value of net assets acquired from the purchase of Valley Community Bancorp in 1998, and was amortized by the straight-line method over a 15-year period until December 31, 2001. Under SFAS No. 142, “Goodwill and Other Intangible Assets,” the Bank ceased amortization of goodwill effective January 1, 2002, completed its initial assessment of goodwill impairment in March 2002, and has completed the annual assessment each December thereafter. Goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Neither the initial or annual assessments have identified impairment of goodwill such that the net book value of the reporting unit exceeded its estimated fair value.
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
Columbia discontinued selling mortgage loans with servicing retained during 2004 and completed the sale of its MSA during the second quarter of 2005.
Investment in a limited partnership – Columbia has a 10% interest in a limited partnership that owns and operates affordable housing projects. Investment in these projects serve as an element of Columbia’s compliance with the Community Reinvestment Act, and Columbia receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. Columbia uses the equity method to account for its interest in the partnership’s operating results; tax credits are recorded in the years they become available to reduce income taxes.
Other real estate owned – Other real estate, acquired through foreclosure or deeds in lieu of foreclosure, is carried at the lower of cost or estimated net realizable value. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest income and expense. At December 31, 2004, the Bank held $100,000 in other real estate owned; there was no other real estate owned at December 31, 2005.
Income taxes – Income taxes are accounted for using the asset and liability method. Under this method a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in Columbia’s income tax returns. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized.
Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses include promotional expenses such as public relations costs and donations, and were $676,821, $811,067 and $536,871 for the years ended December 31, 2005, 2004 and 2003, respectively.
Columbia Bancorp - 54

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
Stock options – Columbia applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plan using the intrinsic value-based method. Accordingly, compensation costs are recognized as the difference between the exercise price of each option and the market price of Columbia’s stock at the date of each grant. Had compensation cost for Columbia’s 2005, 2004, and 2003 grants under its stock-based compensation plan been determined consistent with the fair value-based method defined in SFAS No. 123, “Accounting for Stock-Based Compensation,” its net income and earnings per common share for December 31, 2005, 2004, and 2003 would approximate the pro forma amounts shown in the following table:

(dollars in thousands except per share data)	2005	2004	2003

Net income, as reported	$13,670	$10,735	$9,834

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(508)	(82)	(177)

	$13,162	$10,653	$9,657

Pro forma net income

Earnings per share (1):
Basic — as reported	$1.39	$1.11	$1.03
Basic — pro forma	1.34	1.10	1.01
Diluted — as reported	1.36	1.08	0.99
Diluted — pro forma	1.31	1.07	0.97

(1)	Prior periods have been adjusted to reflect the 10% stock dividend, effective December 29, 2005
The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for December 31, 2005, 2004, and 2003:

	2005	2004	2003
Dividend yield	1.82%	1.80%	2.14%
Expected life (years)	6 years	6-8 years	6 years
Expected volatility	40.84%	43.28%	43.71%
Risk-free rate	2.05-3.91%	2.90-3.02%	3.02%
The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.
55 - Columbia Bancorp

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
Columbia monitors these off-balance-sheet items regularly along with its liquidity position to insure funds are available if these commitments are funded.
Derivative financial instruments – Derivative instruments, including certain derivative instruments embedded in other contracts, are recognized in the consolidated balance sheets at fair value. Accounting for gains or losses from changes in the derivative instrument’s fair value is contingent upon whether the derivative instrument qualifies as a hedge.
Derivative instruments are designated as either (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair value hedge), (2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), or (3) a hedge for trading, customer accommodation, or not qualifying for hedge accounting (free-standing derivative instruments).
For a fair value hedge, changes in the fair value of the derivative instrument and changes in the fair value of the hedged asset or liability, or of an unrecognized firm commitment attributable to the hedged risk are recorded in current period net income. For a cash flow hedge, changes in the fair value of the derivative instrument, to the extent that it is effective, are recorded in other comprehensive income, net of tax, within shareholders’ equity and subsequently reclassified to net income in the same period that the hedged transaction impacts net income. For free-standing derivative instruments, changes in the fair values are reported in current period net income.
Columbia formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. Columbia uses an interest-rate swap to mitigate the variability of interest payments on its junior subordinated debentures. Columbia also formally assesses both at the inception of the hedge and on an ongoing basis, whether the derivative instruments used are highly effective in offsetting changes in fair values or cash flows of hedged items.
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
Loans receivable – For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for certain mortgage loans (for example, one-to-four family residential loans), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using a discounted cash flow analysis or underlying collateral values, where applicable.
Deposit liabilities – The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values of variable rate money market accounts and savings accounts approximate their carrying amounts at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Columbia Bancorp - 56

Short-term borrowings – The fair values of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings maturing within 90 days approximate their carrying amounts. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.
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
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effect or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections or errors made in fiscal years beginning after December 15, 2005. Management does not believe that the adoption of SFAS No. 154 will have a material impact on the consolidated financial statements.
In October 2005, the FASB issued FASB Staff Position (“FSP”) No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. The FSP requires that rental costs during a construction period be recognized as rental expense, rather than capitalized. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on Columbia’s consolidated financial condition or results of operations.
In November 2005, the FASB issued FSP Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Applications to Certain Investments.” The FSP provides guidance on determining when an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance applies to periods beginning after December 15, 2005 and is not expected to have a significant impact on Columbia’s consolidated financial condition or results of operations.
Reclassifications – Certain reclassifications have been made to the 2004 and 2003 consolidated financial statements to conform with the current year presentations.
57 - Columbia Bancorp

NOTE 2 INVESTMENT SECURITIES
The amortized cost and estimated fair values of Columbia’s investment securities at December 31, 2005 and 2004 are summarized as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005:

Debt securities available-for-sale:
Obligations of U.S. government agencies	$17,015,660	$—	$(335,571)	$16,680,089
Municipal securities	540,424	12,547	—	552,971

	$17,556,084	$12,547	$(335,571)	$17,233,060

Equity securities available-for-sale	$596,007	$15,141	$—	$611,148

Debt securities held-to-maturity:
Mortgage-backed securities	$4,362,876	$19,221	$(50,289)	$4,331,808
Municipal securities	12,053,639	303,450	(20,492)	12,336,597
Obligations of U.S. government agencies	80,616	—	—	80,616

	$16,497,131	$322,671	$(70,781)	$16,749,021

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2004:

Debt securities available-for-sale:
Obligations of U.S. government agencies	$24,045,449	$—	$(146,327)	$23,899,122
Municipal securities	639,617	34,655	—	674,272

	$24,685,066	$34,655	$(146,327)	$24,573,394

Equity securities available-for-sale	$576,524	$29,070	$—	$605,594

Debt securities held-to-maturity:
Mortgage-backed securities	$5,174,079	$39,089	$(28,664)	$5,184,504
Municipal securities	12,534,465	596,234	(936)	13,129,763
Obligations of U.S. government agencies	80,937	—	—	80,937

	$17,789,481	$635,323	$(29,600)	$18,395,204

Columbia Bancorp - 58

The following table presents the gross unrealized losses and fair value of the Bank’s investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government agencies	$3,267,457	$(69,658)	$13,493,075	$(265,913)	$16,760,532	$(335,571)
Mortgage-backed securities	3,371,180	(37,920)	502,350	(12,369)	3,873,530	(50,289)
Municipal securities	1,061,675	(20,022)	129,806	(470)	1,191,481	(20,492)

	$7,700,312	$(127,600)	$14,125,231	$(278,752)	$21,825,543	$(406,352)

Columbia uses an independent third party vendor to determine current fair values of the securities it holds. These fair values are compared to current carrying values to determine if a security is in a gain or loss position. As market rates fluctuate, a security’s fair value can move from a gain or loss position. Due to increases in market interest rates, sixteen securities in Columbia’s portfolio had unrealized losses for 12 months or longer at December 31, 2005.
Unrealized losses on obligations of U.S. government agency securities resulted from interest rate increases subsequent to the purchase of the securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because Columbia has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
Unrealized losses on mortgage-backed securities resulted from interest rate increases subsequent to the purchase of the securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Columbia has the ability and intent to hold these investments until a market price recovery, or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
Unrealized losses on municipal securities resulted from interest rate increases subsequent to the purchase of the securities. Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase of municipal securities to December 31, 2005. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Columbia has the ability and intent to hold these investments until a market price recovery or to maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.
Gross realized gains and losses from the sale of investment securities were $914 and $2,335, respectively, for the year ended December 31, 2005. Gross realized losses were $6,823 for the year ended December 31, 2004. Gross realized gains and losses were $462,546 and $23,364, respectively, for the year ended December 31, 2003.
59 - Columbia Bancorp

The amortized cost and estimated fair value of investment securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$6,185,196	$6,111,065	$3,332,255	$3,319,850
Due after one year through five years	11,370,888	11,121,995	4,324,684	4,352,444
Due after five years through ten years	—	—	8,384,338	8,632,515
Due after ten years	—	—	455,854	444,212

	17,556,084	17,233,060	16,497,131	16,749,021
Equity securities	596,007	611,148	—	—

	$18,152,091	$17,844,208	$16,497,131	$16,749,021

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
As of December 31, 2005 and 2004, investment securities with an amortized cost of $20.52 million and $17.06 million, respectively, were pledged to secure notes payable at the Federal Home Loan Bank of Seattle and Federal Reserve Bank and public or other deposits, as required by law.
NOTE 3 RESTRICTED EQUITY SECURITIES
The composition of restricted equity securities is as follows:

	2005	2004
Federal Home Loan Bank of Seattle stock	$2,429,700	$2,419,800
Federal Agriculture Mortgage Corporation stock	9,400	9,400

	$2,439,100	$2,429,200

Columbia Bancorp - 60

NOTE 4 LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio consists of the following:

	2005	2004
Commercial	$101,261,156	$93,618,385
Agriculture	84,270,798	79,223,710
Real estate	291,283,166	247,045,236
Real estate – construction	184,331,410	139,414,655
Consumer	13,775,366	14,385,879
Credit card and other loans	7,922,886	7,660,273

	682,844,782	581,348,138
Less allowance for loan losses	(9,525,524)	(8,184,488)
Less unearned loan fees	(1,512,621)	(1,555,800)

Loans, net of allowance for loan losses and unearned loan fees	$671,806,637	$571,607,850

At December 31, 2005 and 2004, non-performing loans totaled $5.73 million and $4.22 million, respectively. The Bank’s average investment in non-performing loans was approximately $6.38 million and $4.22 million during 2005 and 2004, respectively. The total allowance for loan losses related to these loans at December 31, 2005 and 2004 was approximately $2.61 million and $785,000, respectively. Had the non-performing loans performed according to their original terms, additional interest income of $455,318, $421,609 and $589,125 would have been recognized in 2005, 2004 and 2003, respectively. No interest income was recognized on impaired loans during the period of impairment.
Changes in the allowance for loan losses were as follows for the years ended December 31:

	2005	2004	2003
BALANCE, beginning of year	$8,184,488	$6,612,308	$6,416,691
Provision for loan losses	3,115,000	2,760,000	2,575,000
Loans charged off	(1,963,225)	(1,291,479)	(2,533,521)
Loan recoveries	189,261	103,659	154,138

BALANCE, end of year	$9,525,524	$8,184,488	$6,612,308

61 - Columbia Bancorp

NOTE 5 PROPERTY AND EQUIPMENT
The major classifications of property and equipment are summarized as follows:

	2005	2004
Land	$3,640,628	$4,365,164
Construction in progress	1,654,607	346,307
Buildings and improvements	11,021,381	10,740,303
Furniture and equipment	8,982,632	7,856,658

Total property and equipment	25,299,248	23,308,432
Less accumulated depreciation	(9,515,739)	(8,085,810)

Property and equipment, net of accumulated depreciation	$15,783,509	$15,222,622

For certain bank branch facilities, Columbia leases office space to third parties. Minimum future rental income from non-cancelable leases is as follows for the years ending December 31:

2006	$143,000
2007	133,000
2008	131,000
2009	95,000
2010	28,000

Total	$530,000

NOTE 6 MORTGAGE SERVICING AND LENDING ACTIVITIES
Management made the strategic decision to discontinue selling mortgage loans with servicing retained, beginning in 2004. Subsequently, during the second quarter of 2005, Columbia sold the mortgage servicing asset (“MSA”). The MSA was an asset representing the estimated net present value of Columbia’s mortgage servicing rights income for mortgage loans originated by CRB Mortgage Team and subsequently sold to third party investors. The book value of the MSA on the effective sales date of April 29, 2005, was $2.05 million, which represented approximately $307.14 million of aggregate unpaid principal balance of mortgage loans serviced by Columbia. After adjustments for delinquencies, current month pay-offs and fees, the adjusted sales price was $3.02 million.
The transfer date of the MSA was May 31, 2005. The sale of the MSA, after consideration for all anticipated expenses, adjustments for mortgage pre-payments and the brokerage fee, resulted in a gain of $560,588 for the year ended December 31, 2005.
Columbia Bancorp - 62

Changes in the balance of the MSA were as follows:

	2005	2004	2003
MSA balance, beginning of year	$2,162,654	$3,691,449	$4,614,391
Additions for capitalized servicing right premiums	—	92,296	1,935,108
Amortization of MSA	(116,972)	(1,621,091)	(2,000,050)
Valuation allowance adjustments	—	—	(858,000)
Sale of MSA	(2,045,682)	—	—

	$—	$2,162,654	$3,691,449

The valuation allowance provides for adjustments to the cost basis of the total mortgage servicing asset to estimated fair value. The fair value adjustment is recorded as an adjustment to the CRB Mortgage Team’s net revenues when recognized. CRB Mortgage Team net revenues consisted of the following:

	2005	2004	2003
Mortgage loan origination and processing fee income	$1,522,243	$927,545	$2,337,879
Loan servicing fees	288,755	995,357	1,193,393
Net mortgage servicing expense	(116,972)	(1,528,796)	(924,092)
Gain (loss) on loan sales	83,786	195,516	(288,909)
Servicing release premium	968,759	531,924	253,607
Hedge expense	—	—	(140,206)

CRB Mortgage Team net revenues	$2,746,571	$1,121,546	$2,431,672

NOTE 7 TIME CERTIFICATES
Time certificates of deposit of $100,000 and over, aggregated $94.67 million and $104.11 million at December 31, 2005 and 2004, respectively. Brokered certificates of deposit, obtained through intermediary brokers that sell the certificates on the open market, had an aggregate carrying value of $31.64 million and $46.65 million at December 31, 2005 and 2004, respectively. Direct certificates of deposit, obtained through a proprietary network that solicits deposits from other financial institutions and public deposits, had an aggregate carrying value of $9.72 million and $24.40 million at December 31, 2005 and 2004, respectively.
At December 31, 2005, scheduled maturities for all time certificates are as follows:

Years ending December 31,	2006	$107,017,505
	2007	28,236,349
	2008	7,648,506
	2009	18,299,451
	2010	6,696,615
	Thereafter	275,635

		$168,174,061

63 - Columbia Bancorp

NOTE 8 LINES OF CREDIT AND BORROWED FUNDS
The Bank has federal funds line of credit agreements with six financial institutions and the Federal Reserve Bank of San Francisco. Maximum aggregate borrowings available under these lines totaled $42.40 million, with available line of credit funds reduced by other borrowings. Borrowings are uncollateralized. These lines support short-term liquidity and cannot be used for more than 1 to 15 consecutive business days, depending on the lending institution. Interest rates on outstanding borrowings range from 4.20% to 5.07%. At December 31, 2005 and 2004, there were no borrowings outstanding under these agreements.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. Interest rates on outstanding borrowings range from 2.25% to 6.08%. At December 31, 2005, maximum FHLB borrowings were limited to $51.58 million, of which $6.73 million was currently available based on outstanding borrowings and collateral balance.
FHLB borrowings outstanding at December 31, 2005 and 2004 were as follows:

December 31, 2005			December 31, 2004
		Weighted-			Weighted-
	Maturity	Average		Maturity	Average
Amount	Year	Interest Rate	Amount	Year	Interest Rate
$23,000,000	2006	4.25%	$6,750,000	2005	2.84%
11,500,000	2007	4.43%	3,000,000	2006	3.12%
7,719,957	2008	3.28%	11,500,000	2007	3.91%
1,951,613	2009	2.81%	9,509,958	2008	3.30%
669,381	2013	5.47%	728,023	2013	5.47%

$44,840,951		4.09%	$31,487,981		3.41%

The Bank also participates in the U.S. Treasury Department’s Treasury Investment Program, which facilitates the acceptance and processing of federal tax deposits. Under this program, the Bank is authorized to accumulate daily tax payments up to authorized limits, and deploy the funds in short-term investments. In exchange, the Bank is required to issue a fully collateralized demand note to the U.S. Treasury and pay interest at the federal funds rate minus 25 basis points (4.00% at December 31, 2005 and 2.00% at December 31, 2004). As of December 31, 2005 and 2004, the Bank had $850,000 and $849,970, respectively, outstanding under this program.
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
Proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $4.12 million of junior subordinated debentures of Columbia. The debentures which represent the sole asset of the Trust accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.3% per annum (7.83% at December 31, 2005 and 5.86% at December 31, 2004) of the stated liquidation value of $1,000 per capital security.
Columbia Bancorp - 64

Columbia entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2033, or upon earlier redemption as provided in the indenture. Columbia has the right to redeem the debentures purchased by the Trust in whole or in part, on or after January 7, 2008. As specified in the indenture, if the debentures are redeemed prior to maturity, the redemption price will be the principal amount and any accrued interest.
For the years ended December 31, 2005 and 2004, Columbia’s interest expense related to the Trust Preferred Securities totaled $279,811 and $194,567, respectively.
In March 2004, Columbia deconsolidated the Trust, in accordance with FASB FIN 46R “Consolidation of Variable Interest Entities.” As a result, the junior subordinated debentures issued by Columbia to the issuer trusts, totaling $4.12 million, are reflected on Columbia’s consolidated balance sheet at December 31, 2005 and 2004, under the caption “Junior Subordinated Debentures”. Columbia also recognized its $124,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet at December 31, 2005 and 2004.
NOTE 10 INTEREST-RATE SWAP
During January 2003, in connection with the issuance of $4.00 million of floating-rate Trust Preferred Securities described in Note 9, Columbia entered into an interest-rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, Columbia pays 3.27% interest on a notional amount of $4.00 million and receives interest at the 90-day LIBOR rate on the same notional amount. The effect of this transaction was the conversion of the $4.00 million trust preferred issuance from a floating rate of 90-day LIBOR plus 330 basis points (7.83% at December 31, 2005 and 5.86% at December 31, 2004) to a fixed rate of 6.57% for five years, at which point Columbia has the option to call the Trust Preferred Securities. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.
For the years ended December 31, 2005 and 2004, the hedge has been highly effective in achieving offsetting cash flows attributable to the hedged risk. Due to changes in interest rates, the interest-rate swap had a positive fair value of $114,990 at December 31, 2005, which is recorded as an asset among “Other Assets” on the consolidated balance sheet. At December 31, 2004, the interest-rate swap had a negative fair value of $44,033, which is classified as a liability among “Accrued interest payable and other liabilities”. Changes in the fair value of the interest-rate swap are recorded as a component of other comprehensive income. Columbia records interest income or expense depending on whether the swap amount is a net receipt or payment.
65 - Columbia Bancorp

NOTE 11 INCOME TAXES
The provision for income taxes consists of the following:

	2005	2004	2003
Current tax expense:
Federal	$8,489,103	$6,467,478	$5,077,462
State	901,554	1,080,338	1,015,005

	9,390,657	7,547,816	6,092,467

Deferred tax (benefit) expense:
Federal	(1,567,853)	(1,182,981)	(479,137)
State	(293,973)	(139,174)	(49,021)

	(1,861,826)	(1,322,155)	(528,158)

Provision for income taxes	$7,528,831	$6,225,661	$5,564,309

The components of the deferred income tax benefit consist of the following:

	2005	2004	2003
Mortgage servicing rights	$(821,808)	$(580,943)	$(350,718)
Loan loss provision not deductible for tax	(599,520)	(664,872)	(141,778)
Difference between book and tax depreciation methods	(213,406)	(578)	(117,890)
Deferred compensation	(96,654)	(128,991)	(53,472)
Difference between book and tax recognition of Federal Home Loan Bank stock dividends	1,474	26,615	54,957
Cash surrender value greater than investment in life insurance policies	—	(156,770)	55,186
Other differences	(131,912)	183,384	25,557

Deferred income tax benefit	$(1,861,826)	$(1,322,155)	$(528,158)

Columbia Bancorp - 66

The net deferred tax asset consists of the following:

	2005	2004
Deferred tax assets:
Allowance for loan losses	$3,619,699	$3,020,179
Purchased state tax credits	385,320	315,121
Deferred compensation	423,846	327,192
Unrealized losses on investment securities	112,685	31,000

	4,541,550	3,693,492

Deferred tax liabilities:
Accumulated depreciation	(745,863)	(959,269)
Mortgage servicing rights	—	(821,808)
Federal Home Loan Bank stock dividends	(349,600)	(348,126)
Unrealized gains on interest rate swap	(42,086)	—
Other	(72,033)	(133,746)

	(1,209,582)	(2,262,949)

Net deferred tax asset	$3,331,968	$1,430,543

The purchased tax credits totaling $385,320 will be utilized to offset future state income taxes. Unless utilized in earlier periods, these tax credits will expire in 2017. Management believes, based upon Columbia’s historical performance, that the deferred tax assets will be realized in the normal course of operations and, accordingly, Management has not reduced deferred tax assets by a valuation allowance.
A reconciliation between the federal tax rate and the effective tax rate is as follows:

Federal income taxes at statutory rate	$7,419,648	35.00%	$5,766,520	34.00%	$5,234,876	34.00%
State income tax expense, net of federal income tax benefit	529,228	2.50	713,023	4.20	534,522	3.47
Effect of nontaxable interest income	(195,991)	(0.92)	(200,083)	(1.18)	(236,035)	(1.53)
Increase in cash surrender value of life insurance policies	(85,008)	(0.40)	(23,796)	(0.14)	—	—
Other	(139,046)	(0.66)	(30,002)	(0.18)	30,946	0.20

Provision for income taxes	$7,528,831	35.52%	$6,225,661	36.70%	$5,564,309	36.14%

67 - Columbia Bancorp

NOTE 12 EARNINGS PER SHARE
The following table illustrates the computations of basic and diluted earnings per share, retroactively adjusted for stock dividends and splits, for the years ended December 31, 2005, 2004, and 2003:

	2005	2004	2003
Basic earnings per share:
Income available to common shareholders	$13,670,162	$10,734,690	$9,833,796

Weighted-average common shares outstanding	9,802,876	9,674,662	9,588,229

Basic earnings per share	$1.39	$1.11	$1.03

Diluted earnings per share:
Income available to common shareholders	$13,670,162	$10,734,690	$9,833,796

Weighted-average common shares outstanding	9,802,876	9,674,662	9,588,229

Net effect of dilutive stock options – based on the treasury stock method using average market price	243,888	272,072	305,689

Weighted-average common shares outstanding and common stock equivalents	10,046,764	9,946,734	9,893,918

Diluted earnings per share	$1.36	$1.08	$0.99

Outstanding common stock options excluded from diluted earnings per share, because their impact on the calculation would have been antidilutive, totaled 7,226, 59,400 and 22,000 at December 31, 2005, 2004, and 2003, respectively.
NOTE 13 STOCK OPTION PLAN
Columbia maintains a stock incentive plan originally adopted by the Bank in 1993, prior to Columbia’s formation. The plan, most recently amended in January 2002 by the board of directors and ratified by the shareholders in April 2002, allows for the granting of both incentive and nonstatutory stock options. Exercise prices for incentive stock options cannot be less than 100% of the fair market value of the shares on the date of grant. Stock options granted expire ten years from the date of grant. Option exercise prices, numbers of shares granted to recipients, and durations for stock options are determined and approved by the Board of Directors.
Columbia Bancorp - 68

The following table summarizes options available and outstanding, retroactively adjusted for stock dividends and splits, including the 10% stock dividend effective December 29, 2005:

				Weighted-	Weighted-
			Non-	Average	Average
	Total	Incentive	statutory	Exercise	Fair
	Options	Options	Options	Price	Value
Options under grant – December 31, 2002	777,969	664,934	113,035	$7.46

Options granted in 2003:
Incentive stock options	33,475	33,475	—	$12.40	$4.59
Nonstatutory stock options	28,784	—	28,784	$14.72	$5.47
Options exercised in 2003:
Incentive stock options	(107,890)	(107,890)	—	$5.79
Nonstatutory stock options	(22,983)	—	(22,983)	$6.87
Options expired or forfeited in 2003	(6,589)	(6,589)	—	$11.74

Options under grant – December 31, 2003	702,766	583,930	118,836	$8.24

Options granted in 2004:
Incentive stock options	37,400	37,400	—	$15.91	$6.05
Options exercised in 2004:
Incentive stock options	(106,549)	(106,549)	—	$6.50
Nonstatutory stock options	(4,627)	—	(4,627)	$4.55
Options expired or forfeited in 2004	(243)	(243)	—	$12.32

Options under grant – December 31, 2004	628,747	514,538	114,209	$8.99

Options granted in 2005:
Incentive stock options	76,913	76,913	—	$17.57	$6.31
Nonstatutory stock options	38,394	—	38,394	$19.63	$7.38
Options exercised in 2005:
Incentive stock options	(83,637)	(83,637)	—	$7.57
Nonstatutory stock options	(43,929)	—	(43,929)	$6.92
Options expired or forfeited in 2005	(1,206)	(1,206)	—	$15.61

Options under grant – December 31, 2005	615,282	506,608	108,674	$11.05

Options reserved – December 31, 2005	361,977

69 - Columbia Bancorp

The following table summarizes information regarding stock options outstanding at December 31, 2005, under Columbia’s stock option plan (prices and options outstanding are retroactively adjusted for stock dividends and splits, including the 10% stock dividend effective December 29, 2005):

Incentive Stock Options				Nonstatutory Stock Options
		Number	Average		Number	Average
	Number	of Options	Remaining		of Options	Remaining
Exercise	of Options	Outstanding	Contractual Life	Exercise	Outstanding	Contractual Life
Price	Outstanding	and Exercisable	(in years)	Price	and Exercisable	(in years)
$4.62	16,510	16,510	1.6	$5.68	1,254	4.0
$9.50	2,420	2,420	2.3	$5.99	3,388	5.1
$6.61	1,210	1,210	3.4	$8.15	41,407	6.0
$6.41	2,420	2,420	3.4	$9.68	6,776	6.6
$5.68	44,818	44,818	4.0	$12.40	4,034	7.0
$5.99	78,771	78,771	5.1	$15.10	16,500	7.9
$8.15	102,818	102,818	6.0	$16.44	2,612	9.1
$9.17	2,030	2,030	6.2	$19.86	32,703	9.9
$9.42	1,980	1,980	6.3
$12.32	109,528	109,528	7.0
$12.40	29,845	29,845	7.0
$12.52	2,420	2,420	7.2
$15.85	33,000	13,200	8.0
$16.31	2,200	2,200	8.0
$16.36	2,200	880	8.2
$16.44	48,401	48,401	9.1
$18.43	1,100	1,100	9.6
$19.86	24,937	24,937	9.9

	506,608	485,488			108,674

Under Columbia’s 2002 amended stock option plan, an aggregate of no more than 986,195 of the issued and outstanding shares of Columbia’s common stock is available for award or grant as of December 31, 2005.
NOTE 14 EMPLOYEE BENEFIT PLANS AND AGREEMENTS
Columbia has established an employee stock ownership plan (“ESOP”) for the benefit of its employees. The ESOP allows participation by all employees over the age of 20 who have also met minimum service requirements. Contributions to the ESOP are at the discretion of the Board of Directors and are used to purchase shares of Columbia’s common stock. Employees are not permitted to contribute individually to the ESOP, but vest in their proportionate share of the ESOP plan over a period of six years. The allocated shares in the ESOP are considered outstanding for purposes of calculating earnings per share. Columbia contributed $120,000, $120,000 and $100,000 to the ESOP for the years ended December 31, 2005, 2004 and 2003, respectively.
ESOP assets as of December 31 were as follows:

	2005	2004

Allocated shares, retroactively adjusted for stock dividends and splits	291,605	331,089

Cash on hand	$35,275	$25,695

Columbia Bancorp - 70

Columbia has also adopted a 401(k) savings investment plan which allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Generally, all employees over the age of 18 are eligible to participate in the plan. Employees may elect to defer and contribute up to the statutory limits. Columbia matches 100% of employee contributions up to 4% of total participant compensation. Employee and employer contributions are invested by plan trustees in employee-designated mutual funds. For the years ending December 31, 2005, 2004 and 2003, Columbia contributed approximately $464,000, $436,000 and $451,000, respectively, to the plan.
Columbia has established an employee incentive compensation program which provides eligible participants additional compensation based upon the achievement of certain Bank goals. Incentive compensation expense totaled $2.95 million, $1.36 million and $1.37 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Beginning in 1996, and later amended, Columbia entered into both employment and retirement agreements with its former chief executive officer. The employment agreement provided for the former chief executive officer’s salary and customary benefits until the agreement terminated upon his retirement in May 2001. The retirement agreement also provides annual post-retirement compensation for a seven-year period after the former chief executive officer’s retirement. Columbia’s obligation under the agreement is being paid in annual installments of $48,000 plus the interest earned on a $120,000 interest earning investment. At December 31, 2005, Columbia’s liability pursuant to the retirement agreement totaled $114,225 and is included as a component of “Other Liabilities”.
During 2001, Columbia purchased bank-owned life insurance (“BOLI”) polices to support life insurance, salary continuation, and deferred compensation benefits for certain key employees. At December 31, 2005 and 2004, respectively, salary continuation liabilities totaled $644,534 and $402,686, and elective deferred compensation liabilities totaled $193,801 and $135,225. Payments for salary continuation commence when the respective key employee reaches the age of 62 and the economic value of the insurance coverage allocated to the employee’s estate is then reported as taxable income to that employee. At December 31, 2005 and 2004, the cash surrender value of the BOLI totaled $5.98 million and $5.76 million, respectively.
During 2002, Columbia entered into an employment agreement for a phantom stock grant with its chief executive officer (“CEO”). The CEO was granted 17,340 units at a price of $8.15, retroactively adjusted for stock dividends and splits, and exercisable after December 31, 2002. Upon exercise of the grant, the CEO receives a cash payment equal to the difference between the unit grant price and the common stock market price for each unit on the date of exercise. As of December 31, 2005, no units had been exercised. Columbia’s liability for the phantom stock grant totaled $241,546 and $167,355 at December 31, 2005 and 2004, respectively.
During 2005, Columbia established a restricted stock plan as part of the benefit program intended for senior management. The plan was approved by the Board of Directors in accordance with the 1999 Stock Option Plan, which was approved and amended by the shareholders in 2002. During 2005, at the discretion of the Board of Directors, Columbia issued 16,658 shares to senior management employees, 25% of which vested immediately and are not restricted. The remaining shares granted during 2005 are restricted based on continued employment and will vest equally over three years. Recipients of the restricted stock do not pay cash consideration to Columbia for the shares. Recipients also have the right to vote and receive dividends on restricted shares. For the year ended December 31, 2005, Columbia recognized $95,594 of compensation expense in connection with the immediately vested shares. Future expense will be recognized as the restricted shares vest.
71 - Columbia Bancorp

NOTE 15 TRANSACTIONS WITH RELATED PARTIES
Certain directors, executive officers, and principal shareholders are customers of and have had banking transactions with the Bank. The Bank expects such transactions to continue in the future. All loans and commitments to lend included in such transactions were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present any other unfavorable features. Loans outstanding to directors, executive officers, principal shareholders and companies with whom they are associated were as follows for the year ended December 31:

	2005	2004
BALANCE, beginning of year	$13,375,735	$10,352,164
Adjustment for loans of retired Director who is no longer a related party	(5,573,571)	—
Loans made	3,814,039	6,911,685
Loans repaid	(3,930,513)	(3,888,114)

BALANCE, end of year	$7,685,690	$13,375,735

At December 31, 2005, directors, executive officers, principal shareholders and companies with which they are associated had approximately $2.14 million on deposit at the Bank.
NOTE 16 CONCENTRATIONS OF CREDIT RISK
The Bank maintains balances in correspondent bank accounts which at times may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of correspondent banks. The Bank has not experienced any losses in such accounts.
All of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market areas, the majority of whom are also depositors of the Bank. Investments in state and municipal securities are not significantly concentrated within any one region of the United States. Concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers at December 31, 2005. The Bank’s loan policies prohibit the extension of credit to any single borrower or group of related borrowers in excess of $3.00 million without approval from either the Board Loan Committee, President, Chief Credit Officer or Chief Administrative Officer.
NOTE 17 FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
In the normal course of business to meet the financing needs of its customers, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.
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
Columbia Bancorp – 72

	Contract Amounts
	December 31,
	2005	2004
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$200,916,446	$168,812,079
Undisbursed credit card lines of credit	19,581,692	18,437,055
Commercial and standby letters of credit	2,308,877	2,226,916

	$222,807,015	$189,476,050

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Bank, is based on Management’s credit evaluation of the counterparty. Collateral types vary but may include accounts receivable, inventory, property and equipment and income-producing properties.
Written letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is generally the same as involved in extending loan facilities to customers. The Bank holds cash, marketable securities or real estate as collateral supporting those commitments for which collateral is deemed necessary.
NOTE 18 RISK MANAGEMENT ACTIVITIES
CRB Mortgage Team originates and sells mortgage loans on a “best efforts” basis to investors. The overall consideration received for “best efforts” sales generally results in less revenue on a per loan basis. The execution of “best efforts” sales results in a loan commitment to an investor 30 to 60 days prior to funding. Under “best efforts,” the investor assumes the risk of changes in interest rates from the loan commitment date to the date of funding.
Investors in the secondary market enter into short-term rate and point commitments with CRB Mortgage Team to fund mortgage loan applications at an agreed upon rate and terms. The amount investors committed to in-process totaled $5.29 million and $3.42 million at December 31, 2005 and 2004, respectively. Substantially all of these commitments are for periods of 60 days or less. Prior to sale of mortgage loans, the Bank has potential exposure to credit loss in the event of nonperformance by the counterparty. The Bank manages this credit risk by selecting only well established, financially strong counterparties. After funding and sale of mortgage loans, the Bank’s exposure to credit loss in the event of nonperformance by the mortgagor is limited.
73 – Columbia Bancorp

NOTE 19 COMMITMENTS AND CONTINGENCIES
Operating lease commitments — As of December 31, 2005, Columbia leased certain properties. Future minimum lease commitments are as follows.

Years ending December 31,	2006	$855,600
	2007	829,300
	2008	839,600
	2009	821,200
	2010	790,800
	Thereafter	5,528,600

		$9,665,100

Rental expense for all operating leases totaled $753,840, $530,858 and $328,721 for the years ended December 31, 2005, 2004 and 2003, respectively.
Purchase / construction commitments — Columbia has commitments under various purchase and construction contracts totaling approximately $1.78 million at December 31, 2005. Purchase commitments consist of an obligation to purchase a mainframe computer system. Construction commitments relate to branches and facilities under construction at December 31, 2005.
Legal contingencies — Columbia may become a defendant in certain claims and legal actions arising in the ordinary course of business. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from Columbia’s assessment of each matter. There can also be no assurance that all matters that may be brought against Columbia are known to them at any point in time. In the opinion of Management, after consultation with legal counsel regarding outstanding legal matters that could possibly result in a financial loss, there are no matters presently known to Columbia that are expected to have a material adverse effect on the consolidated financial condition of Columbia.
Columbia Bancorp – 74

NOTE 20 PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Columbia Bancorp (unconsolidated parent company only) is as follows:

	December 31,
	2005	2004
ASSETS
Cash	$1,433,977	$620,598
Investment security available-for-sale	96,000	101,250
Investment security held-to-maturity	80,616	80,937
Investment in subsidiary Bank	78,666,976	68,542,717
Deferred tax asset	865,705	471,683
Interest rate swap	114,990	—
Other assets	2,036,908	1,527,721

TOTAL ASSETS	$83,295,172	$71,344,906

LIABILITIES
Junior Subordinated Debentures	$4,124,000	$4,124,000
Interest rate swap liability	—	44,033
Dividend payable	887,575	795,524
Deferred compensation plan liability	268,395	206,163
Employee benefits	309,721	113,865
Interest and other payables	212,991	184,343

Total liabilities	5,802,682	5,467,928

SHAREHOLDERS’ EQUITY
Common stock	33,425,084	32,140,776
Retained earnings	44,189,700	33,816,489
Accumulated comprehensive income, net of tax	(122,294)	(80,287)

Total shareholders’ equity	77,492,490	65,876,978

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$83,295,172	$71,344,906

75 – Columbia Bancorp

	Years Ended December 31,
	2005	2004	2003
REVENUES
Equity in undistributed earnings of subsidiary	$10,263,758	$8,319,064	$7,213,593
Dividends	4,611,000	3,300,000	2,909,603
Other	27,324	6,580	449,502
EXPENSES
Administrative and other expenses	(1,231,920)	(890,954)	(738,902)

Net income	$13,670,162	$10,734,690	$9,833,796

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,670,162	$10,734,690	$9,833,796
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiaries	(10,263,758)	(8,319,064)	(7,213,593)
Gain on sale of corporate equity securities	—	—	(457,265)
Loss on sale or write-down of land	—	5,429	23,067
Changes in other assets and liabilities	(262,296)	(221,979)	(394,822)

Net cash from operating activities	3,144,108	2,199,076	1,791,183

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of corporate equity securities	—	—	(75,000)
Proceeds from sale of corporate equity securities	—	—	570,252
Proceeds from sale of property and equipment	—	102,381	—
Payments made for purchase of property and equipment	—	(35,540)	—

Net cash from investing activities	—	66,841	495,252

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid and cash paid for fractional shares	(3,204,900)	(3,162,595)	(2,666,573)
Repurchase of common stock	(139,878)	(226,229)	(247,995)
Proceeds from the exercise of stock options	1,014,049	725,193	782,637

Net cash from financing activities	(2,330,729)	(2,663,631)	(2,131,931)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	813,379	(397,714)	154,504
CASH AND CASH EQUIVALENTS, beginning of year	620,598	1,018,312	863,808

CASH AND CASH EQUIVALENTS, end of year	$1,433,977	$620,598	$1,018,312

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss or gain on available-for-sale, net of tax	$(142,828)	$(104,590)	$(122,030)

Change in fair value of interest-rate swap, net of tax	$159,023	$(7,696)	$(20,221)

Cash dividend payable	$887,575	$795,524	$787,552

Columbia Bancorp – 76

NOTE 21 REGULATORY MATTERS
Columbia and the Bank are subject to various capital requirements administered by federal and state bank regulatory agencies. Failure to meet minimum requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on a bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.
Quantitative measures established by regulation to ensure capital adequacy require Columbia and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). At December 31, 2005, Management believes that Columbia and the Bank meet all capital adequacy requirements to which they are subject.
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

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
(dollars in thousands)
Total capital to risk-weighted assets:
Columbia Bancorp	$83,837	11.0%	$61,264	≥8%	N/A	N/A
Columbia River Bank	$81,011	10.6%	$60,990	≥8%	$76,237	≥10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$74,312	9.7%	$30,632	≥4%	N/A	N/A
Columbia River Bank	$71,486	9.4%	$30,495	≥4%	$45,742	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$74,312	9.8%	$30,432	≥4%	N/A	N/A
Columbia River Bank	$71,486	8.9%	$32,076	≥4%	$40,095	≥5%

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004
(dollars in thousands)
Total capital to risk-weighted assets:
Columbia Bancorp	$70,270	11.1%	$50,885	≥8%	N/A	N/A
Columbia River Bank	$68,935	10.9%	$50,723	≥8%	$63,404	≥10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$62,341	9.8%	$25,442	≥4%	N/A	N/A
Columbia River Bank	$61,006	9.6%	$25,362	≥4%	$38,042	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$62,341	8.7%	$28,537	≥4%	N/A	N/A
Columbia River Bank	$61,006	8.6%	$28,507	≥4%	$35,634	≥5%

77 – Columbia Bancorp

NOTE 22 FAIR VALUES OF FINANCIAL INSTRUMENTS
The following table presents estimates of fair value and the related carrying amounts of Columbia’s financial instruments:

	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and due from banks	$34,632	$34,632	$25,527	$25,527
Interest-bearing deposits with banks	23,175	23,175	12,166	12,166
Federal funds sold	29,282	29,282	20,286	20,286
Investment securities available-for-sale	17,233	17,233	24,573	24,573
Investment securities held-to-maturity	—	16,749	17,789	18,395
Equity securities	—	—	606	606
Restricted equity securities	2,439	2,439	2,429	2,429
Loans held-for-sale	5,879	5,879	2,517	2,517
Loans, net of allowance for loan losses and unearned loan fees	671,807	655,210	571,608	569,270
Mortgage servicing asset	—	—	2,163	2,163

Financial liabilities:
Demand and savings deposits	$539,648	$539,648	$419,587	$419,587
Time certificates	168,174	167,025	187,356	189,130
Notes payable	45,691	45,353	34,890	34,952
Junior Subordinated Deferrable Interest Debentures	4,124	4,124	4,124	4,124
Estimates of fair value are based on Management’s judgment of the most appropriate factors. If Columbia were to dispose of such items there is no assurance that the estimated fair values would be realized since market values may differ depending on various circumstances. Estimated fair values at December 31, 2005 and 2004 should not necessarily be relied upon at subsequent dates.
Other assets and liabilities, such as property and equipment, are not included in the above disclosures because they do not fit the definition of financial instruments. Also, nonfinancial instruments typically not recognized in the consolidated financial statements may nevertheless have value but are not included in the above disclosures. These include the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, trained work force, customer goodwill and similar items.
Columbia Bancorp – 78

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2005.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Columbia’s principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation Columbia’s principal executive and financial officers each concluded that the disclosure controls and procedures were effective as of the end of the fiscal year covered by this report. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of Management’s plans, products or procedures will succeed in achieving their intended goals under future conditions. In addition, no change in Columbia’s internal control over financial reporting occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting; including any corrective actions with regard to significant deficiencies or material weaknesses.
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
Management assessed the effectiveness of Columbia’s internal controls over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that Columbia maintained effective internal control over financial reporting as of December 31, 2005.
In addition, Columbia’s independent registered public accounting firm, Moss Adams LLP, has audited and issued their report on Management’s assessment of Columbia’s internal control over financial reporting, which appears above as “Report of Independent Registered Public Accounting Firm”.
79 – Columbia Bancorp

ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors of Columbia is set forth under “Election of Directors” in Columbia’s Notice of Annual Meeting of Shareowners and Proxy Statement to be filed within 120 days after Columbia’s year end of December 31, 2005 (the “Proxy Statement”), which information is incorporated herein by reference.
The names of the directors of Columbia and their employer and principal occupation as of the date hereof are set forth below.
Directors:
Richard E. Betz, Chairman, Royal Columbia Farms, Inc, Bud-Rich Potato, Inc, Owner
Charles F. Beardsley, Hershner & Bell Realty, Inc., Owner
William A. Booth, Booth & Kelly Real Estate & Insurance, Owner
Lori R. Boyd, Boyd & Boyd, LLP, Owner
Dennis L. Carver, Goldendale Chiropractic Clinic, Chiropractor/Owner
Roger L. Christensen, Columbia Bancorp and Columbia River Bank, President & Chief Executive Officer
Terry L. Cochran, Banker, Retired and former Chief Executive Officer of Columbia River Bank
James J. Doran, Jim Doran Chevrolet Oldsmobile, Jim Doran Dodge Chrysler, Owner
Jean S. McKinney, McKinney Ranch, Owner
Donald T. Mitchell, Lumber Broker, Retired
Executive Officers:
The executive officers of Columbia and their ages and titles are set forth below. Business experience for the past five years is provided in accordance with SEC rules are set forth under “Information Regarding Management” in the Proxy Statement, which information is incorporated herein by reference.
Roger L. Christensen (48). Columbia Bancorp & Columbia River Bank, President & Chief Executive Officer
R. Shane Correa (40). Columbia River Bank, Executive Vice President & Chief Banking Officer
James C. McCall (60). Columbia River Bank, Executive Vice President & Chief Administrative Officer
Craig J. Ortega (49). Columbia River Bank, Executive Vice President & Chief Operating Officer
Greg B. Spear (40). Columbia Bancorp & Columbia River Bank, Executive Vice President & Chief Financial Officer
Britt W. Thomas (46). Columbia River Bank, Executive Vice President & Chief Credit Officer
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
The Dalles, OR 97058
(541) 298-6649
Columbia Bancorp – 80

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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information regarding security ownership of certain beneficial owners, directors and executive officers is set forth under “Securities Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, which information is incorporated herein by reference.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a) Exhibits.
The following documents are filed as part of this report and are incorporated herein by reference from the Registrant’s 2005 Annual Report, and are being filed with the Securities and Exchange Commission as part of Columbia Bancorp’s Form 10-K for the year ended December 31, 2005:

(i)	Independent Auditors Report
(ii)	Consolidated Balance Sheets for the Years Ended December 31, 2005 and 2004
(iii)	Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2005, 2004, and 2003
(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004, and 2003
(v)	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
(vi)	Notes to Consolidated Financial Statements
The following documents are not included in this 2005 Annual Report, but are either being filed with, or incorporated by reference into, Columbia Bancorp’s Form 10-K for the year ended December 31, 2005 and filed with the Securities and Exchange Commission:
81 – Columbia Bancorp

3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999.)

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998.)

4.1
Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033 (Incorporated herein by reference to Exhibit 4.1 to Columbia’s form 10-K for the period ended December 31, 2004.)

4.2
Form of Floating Rate Junior subordinated Debt Security due 2033 (Incorporated herein by reference to Exhibit A as contained in Exhibit 4.1 to Columbia’s form 10-K for the period ended December 31, 2004.)

10.1+
Employment Agreement between Roger L. Christensen and Columbia Bancorp dated April 15, 2005. (Incorporated herein by reference to Exhibit 10.1 to Columbia’s quarterly report on Form 10-Q for the period ended June 30, 2005.)

10.2+
Employment Agreement between James C. McCall and Columbia River Bank dated August 3, 2005. (Incorporated herein by reference to Exhibit 10.1 to Columbia’s quarterly report on Form 10-Q for the period ended September 30, 2005.)

10.3+
Employment Agreement between Craig J. Ortega and Columbia River Bank dated April 15, 2005. (Incorporated herein by reference to Exhibit 10.3 to Columbia’s quarterly report on Form 10-Q for the period ended June 30, 2005.)

10.4+
Employment Agreement between Britt W. Thomas and Columbia River Bank dated April 15, 2005. (Incorporated herein by reference to Exhibit 10.4 to Columbia’s quarterly report on Form 10-Q for the period ended June 30, 2005.)

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

Columbia Bancorp – 82

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

10.23+
Employment Agreement between R. Shane Correa and Columbia River Bank dated May 15, 2005. (Incorporated herein by reference to Exhibit 10.5 to Columbia’s quarterly report on Form 10-Q for the period ended June 30, 2005.)

10.24+
Employment Agreement between Greg B. Spear and Columbia Bancorp dated April 15, 2005. (Incorporated herein by reference to Exhibit 10.2 to Columbia’s quarterly report on Form 10-Q for the period ended June 30, 2005.)

10.25+
Columbia Bancorp 1999 Stock Incentive Plan (Amended 2002) (Incorporated herein by reference to Exhibit 4.2 to Columbia’s report S-8 Securities to be offered to employees in employee benefit plans filed January 28, 2005.)

10.26+
Executive Salary Continuation Agreement between Columbia River Bank and R. Shane Correa. (Incorporated herein by reference to Exhibit 10.20 to Columbia’s Annual Report on Form 10-K for the period ended December 31, 2004.)

10.27+
Split Dollar Agreement between Columbia River Bank and R. Shane Correa. (Incorporated herein by reference to Exhibit 10.1 to Columbia’s quarterly report on Form 10-Q for the period ended March 31, 2005.)

10.28+	Executive Bonus Deferral Agreement between Columbia River Bank and R. Shane Correa.*

13.1	Annual Report to Shareholders for the Year Ended December 31, 2005.*

21.1	List of Subsidiary.*

23.1	Consent of Moss Adams, LLP.*
83 – Columbia Bancorp

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.*

+	Management contract, compensation plan or arrangement.

*	Included as an exhibit to Columbia Bancorp’s Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
COLUMBIA BANCORP

DATED:	March 13, 2006	By: Roger L. Christensen, President & C.E.O — Columbia and CRB
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED:	March 13, 2006	By: Roger L. Christensen, President & C.E.O — Columbia and CRB
CHIEF FINANCIAL OFFICER

DATED:	March 13, 2006	By:	Greg B. Spear, Chief Financial Officer and

Executive Vice-President — Columbia and CRB

DIRECTORS:

DATED:	March 13, 2006	By: Richard E. Betz, Director and Chairman

DATED:	March 13, 2006	By: Charles F. Beardsley, Director

DATED:	March 13, 2006	By: William A. Booth, Director

DATED:	March 13, 2006	By: Lori R. Boyd, Director

DATED:	March 13, 2006	By: Dennis L. Carver, Director

DATED:	March 13, 2006	By: Terry L. Cochran, Director

DATED:	March 13, 2006	By: James J. Doran, Director

DATED:	March 13, 2006	By: Jean S. McKinney, Director

DATED:	March 13, 2006	By: Donald T. Mitchell, Director and Chairman
Columbia Bancorp – 84