Form 10-Q
period 2006-03-31
COLUMBIA BANCORP \OR\
filed 2006-05-09
CIK 1010002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to                     to
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At April 28, 2006, there were 9,882,291 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
March 31, 2006

PART I. — FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s report on Form 10-K for the year ended December 31, 2005, and the notes and other information included in this report.
ITEM 1. Financial Statements
Consolidated Financial Statements of Columbia Bancorp and Subsidiary
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$28,169,590	$34,631,688
Interest bearing deposits with other banks	32,156,328	23,175,188
Federal funds sold	46,643,990	29,281,599

Total cash and cash equivalents	106,969,908	87,088,475

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	17,146,412	17,233,060
Equity securities available-for-sale, at fair value	616,137	611,148
Debt securities held-to-maturity, at amortized cost, estimated fair value $15,704,844 and $16,749,021 at March 31, 2006 and December 31, 2005, respectively	15,574,063	16,497,131
Restricted equity securities	2,439,100	2,439,100

Total investment securities	35,775,712	36,780,439

LOANS
Loans held-for-sale	4,078,986	5,879,320
Loans, net of allowance for loan losses and unearned loan fees	669,773,585	671,806,637

Total loans	673,852,571	677,685,957

OTHER ASSETS
Property and equipment, net of accumulated depreciation	16,748,362	15,783,509
Accrued interest receivable	5,615,193	5,615,098
Goodwill	7,389,094	7,389,094
Other assets	10,361,849	10,896,746

Total other assets	40,114,498	39,684,447

TOTAL ASSETS	$856,712,689	$841,239,318

LIABILITIES AND SHAREHOLDERS’ EQUITY DEPOSITS
Non-interest bearing demand deposits	$214,560,873	$220,450,133
Interest bearing demand deposits	293,186,653	278,070,340
Savings accounts	42,666,378	41,127,626
Time certificates	172,183,490	168,174,061

Total deposits	722,597,394	707,822,160

OTHER LIABILITIES
Notes payable	43,291,774	45,690,951
Accrued interest payable and other liabilities	6,207,948	6,109,717
Junior subordinated debentures	4,124,000	4,124,000

Total other liabilities	53,623,722	55,924,668

TOTAL LIABILITIES	776,221,116	763,746,828

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 9,879,847 issued and outstanding (8,965,408 at December 31, 2005)	53,401,587	33,425,084
Retained earnings	27,226,492	44,189,700
Accumulated other comprehensive loss, net of taxes	(136,506)	(122,294)

TOTAL SHAREHOLDERS’ EQUITY	80,491,573	77,492,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$856,712,689	$841,239,318

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
INTEREST INCOME
Interest and fees on loans	$14,733,605	$11,477,722
Interest on investments:
Taxable investment securities	215,154	176,897
Nontaxable investment securities	142,324	152,866
Other interest income	467,056	365,001

Total interest income	15,558,139	12,172,486

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	1,556,722	740,958
Interest on time deposit accounts	1,702,745	1,407,687
Other borrowed funds	340,653	362,722

Total interest expense	3,600,120	2,511,367

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	11,958,019	9,661,119
PROVISION FOR LOAN LOSSES	550,000	200,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,408,019	9,461,119

NON-INTEREST INCOME
Service charges and fees	1,130,430	1,172,816
Mortgage banking revenue	637,823	620,853
Financial services revenue	198,973	143,755
Credit card discounts and fees	106,325	112,986
Other non-interest income	245,209	253,049

Total non-interest income	2,318,760	2,303,459

NON-INTEREST EXPENSE
Salaries and employee benefits	4,577,036	3,687,098
Occupancy expense	866,499	797,324
Other non-interest expenses	2,332,393	2,086,808

Total non-interest expense	7,775,928	6,571,230

INCOME BEFORE PROVISION FOR INCOME TAXES	5,950,851	5,193,348
PROVISION FOR INCOME TAXES	2,228,594	1,880,725

NET INCOME	3,722,257	3,312,623

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding losses arising during the period	(24,421)	(179,593)
Increase in fair value of interest rate swap	10,209	—

Total other comprehensive loss, net of taxes	(14,212)	(179,593)

COMPREHENSIVE INCOME	$3,708,045	$3,133,030

Earnings per share of common stock (1)
Basic	$0.38	$0.34
Diluted	$0.37	$0.33
Weighted average common shares outstanding (1)
Basic	9,853,005	9,755,035
Diluted	10,115,420	10,015,094
See accompanying notes.

(1)	Prior periods have been adjusted to reflect the 10% stock dividend, effective December 29, 2005

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,722,257	$3,312,623
Adjustments to reconcile net income to net cash from operating activities:
(Gain) loss on sale or write-down of property and equipment	39,077	(4,443)
Net (accretion) amortization of premiums and discounts on investment securities	(8,552)	10,384
Depreciation on property and equipment	424,619	408,817
Amortization of mortgage servicing asset	—	116,972
Federal Home Loan Bank stock dividend	—	(9,900)
Deferred income tax benefit	84,501	—
Provision for loan losses	550,000	200,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(95)	(417,557)
Proceeds from the sale of mortgage loans held-for-sale	17,568,221	13,886,220
Production of mortgage loans held-for-sale	(15,767,887)	(15,556,628)
Other assets	1,997,085	1,724,922
Accrued interest payable and other liabilities	(2,902,408)	(1,484,911)

NET CASH FROM OPERATING ACTIVITIES	5,706,818	2,186,499

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the maturity of available-for-sale securities	2,000,000	7,000,000
Proceeds from the maturity of held-to-maturity securities	918,020	663,870
Purchases of available-for-sale securities	(1,942,510)	—
Purchases of equity securities	(5,459)	—
Net change in loans made to customers	2,173,052	2,198,275
Investment in low-income housing tax credits	(33,000)	—
Investment in state energy tax credits	(63,220)	—
Proceeds from the sale of other real estate owned	—	104,443
Purchases of property and equipment	(1,428,549)	(329,866)

NET CASH FROM INVESTING ACTIVITIES	1,618,334	9,636,722

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	10,765,805	37,521,649
Net change in time deposits	4,009,429	(8,637,811)
Net decrease in notes payable	(2,399,177)	(1,468,876)
Cash paid for dividends and fractional shares	(9,375)	(797,761)
Proceeds from stock options exercised	155,837	388,036
Cash retained from tax deductibility of stock options exercised	33,762	—

NET CASH FROM FINANCING ACTIVITIES	12,556,281	27,005,237

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,881,433	38,828,458
CASH AND CASH EQUIVALENTS, beginning of period	87,088,475	57,978,799

CASH AND CASH EQUIVALENTS, end of period	$106,969,908	$96,807,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$3,758,904	$2,557,886
Taxes paid in cash	135,000	2,072,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(24,421)	$(179,593)
Cash dividend declared and payable after quarter-end	889,186	800,069
Transfer of loans to other real estate owned	—	84,453
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
BALANCE, December 31, 2004	8,839,151	$32,140,776	$33,816,489	$(80,287)	$65,876,978

Stock options exercised	115,969	936,853	—	—	936,853
Income tax benefit from stock options exercised	—	410,137	—	—	410,137
Restricted stock granted	16,658	77,196	—	—	77,196
Stock repurchase	(6,370)	(139,878)	—	—	(139,878)
Cash dividends paid	—	—	(2,409,376)	—	(2,409,376)
Cash dividends declared	—	—	(887,575)	—	(887,575)
Net income and comprehensive income	—	—	13,670,162	(42,007)	13,628,155

BALANCE, December 31, 2005	8,965,408	33,425,084	44,189,700	(122,294)	77,492,490

Stock options exercised	18,293	155,837	—	—	155,837
Income tax benefit from stock options exercised	—	33,762	—	—	33,762
10% stock dividend and cash paid for fractional shares	896,146	19,786,904	(19,795,632)	—	(8,728)
Cash dividends paid	—	—	(647)	—	(647)
Cash dividends declared	—	—	(889,186)	—	(889,186)
Net income and comprehensive income	—	—	3,722,257	(14,212)	3,708,045

BALANCE, March 31, 2006	9,879,847	$53,401,587	$27,226,492	$(136,506)	$80,491,573

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

The interim consolidated financial statements include the accounts of Columbia Bancorp (“Columbia” or the “Company”), an Oregon corporation and a registered financial holding company, and its wholly-owned subsidiary Columbia River Bank (“CRB” or the “Bank”), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. Certain amounts for 2005 have been reclassified to conform to the 2006 presentation. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of results to be anticipated for the year ending December 31, 2006.

2.	Management’s Estimates and Assumptions

Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, Management has identified certain policies that due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of the consolidated financial statements. These policies and judgments, estimates and assumptions are described in greater detail in the Notes to the consolidated financial statements included in Columbia’s annual report on Form 10-K, filed March 14, 2006.

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

3.	Stock-Based Payment

In 1999, Columbia adopted a stock incentive plan that allows for grants of incentive stock options, nonstatutory stock options and other stock bonuses to both employees and directors. The plan was amended by the Board of Directors and ratified by the shareholders in 2002. Columbia issues new shares when options are exercised or when other stock bonuses are awarded. The plan authorized a total of 977,259 shares for stock awards. Option exercise prices for incentive stock options cannot be less than 100% of the fair market value of the shares on the date of grant and contractual terms cannot exceed ten years. For each stock option grant, the Board of Directors determines and approves option exercise prices, numbers of options granted, vesting periods and expiration periods.

In 2002, Columbia entered into an employment agreement for a phantom stock grant with its chief executive officer (“CEO”). The CEO was granted 17,340 units at a price of $8.15, retroactively adjusted for stock dividends and splits, and exercisable after December 31, 2002. Upon exercise of the grant, the CEO receives a cash payment equal to the difference between the unit grant price and the common stock market price for each unit on the date of exercise. As of March 31, 2006, no units had been exercised. Columbia’s liability for the phantom stock grant totaled $239,292 and $241,546 at March 31, 2006 and December 31, 2005, respectively. The liability is remeasured at each reporting date based on the fair value of Columbia’s common stock; changes in the liability are recognized in current period earnings.

In 2005, Columbia established a restricted stock benefit program intended for senior management. The program was approved by the Board of Directors in accordance with the 1999 Stock Option Plan. During 2005, at the discretion of the Board of Directors, Columbia awarded 16,658 shares to senior management employees, 25% of which vested immediately and are not restricted. The remaining shares granted during 2005 are restricted based on continued employment and will vest equally over three years. Recipients of the restricted stock do not pay cash consideration to Columbia for the shares. Recipients also have the right to vote and receive dividends on restricted shares. Future compensation expense related to restricted stock will be recognized as the restricted shares vest based on the fair value of Columbia stock on the grant date.
On January 1, 2006, Columbia adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004) “Share-Based Payment” that requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors.
SFAS No. 123(R) supersedes Columbia’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, Columbia measured compensation cost for options granted prior to October 1, 2005, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no accounting recognition was given to these prior stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.
SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in Columbia’s consolidated statement of income.
The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of Columbia’s 2006 fiscal year. In accordance with the modified prospective transition method, Columbia’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the quarter ended March 31, 2006 totaled $2,706 and related to currently vesting employee stock options that were granted in prior years. At March 31, 2006, unrecognized stock-based compensation totaled $299,262 and will be expensed over a weighted average period of 1.6 years based on an accelerated multiple-option approach. Unrecognized stock-based compensation at March 31, 2006 was comprised of $12,480 related to stock option grants and $286,782 related to restricted stock awards.
Stock option activity during the quarter ended March 31, 2006 was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2005	615,282	$11.05
Granted	—	—
Exercised	18,637	$8.37
Canceled	—	—

Stock options outstanding, March 31, 2006	596,645	$11.14	6.43	$6,645

Stock options exercisable, March 31, 2006	582,565	$11.02	6.39	$6,421

The total intrinsic value of options exercised during the quarter ended March 31, 2006 was $243,542.

Unvested stock award activity during the quarter ended March 31, 2006 was as follows:

Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock awards, December 31, 2005	14,437	$19.86
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested restricted stock awards, March 31, 2006	14,437	$19.86

The following table presents the pro forma effect on net income and earnings per share if Columbia had applied the fair value recognition provisions of SFAS 123 in prior periods:

Three Months Ended
March 31, 2005
(dollars in thousands)
Net income, as reported	$3,313
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(192)

Pro forma net income	$3,121

Earnings per share: (1)
Basic — as reported	$0.34
Basic — pro forma	0.32
Diluted — as reported	0.33
Diluted — pro forma	0.31

(1)	Adjusted to reflect the 10% stock dividend, effective December 29, 2005.
Columbia uses the Black-Scholes option-pricing model to value stock options. The Black-Scholes model requires the use of employee exercise behavior data and the use of a number of assumptions including volatility of Columbia’s stock price, dividend yield, weighted average risk-free interest rate, and weighted average expected life of the options.
The expected life of stock options represents the weighted average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of options holders, which Management believes is representative of future exercise behavior.
The expected volatility assumption is based on the historical daily price data of Columbia’s stock over a period equivalent to the weighted average expected life of the stock options. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.
The risk-free interest rate assumption is based upon U.S. Treasury rates consistent with the term of Columbia’s stock options.

The estimated fair value of options granted during the three months ended March 31, 2005 was based on the following assumptions:

Dividend yield	1.82%
Expected life	6 years
Expected volatilty	40.84%
Risk-free rate	3.55%
There were no options granted during the quarter ended March 31, 2006.
4.	Loans and Allowance for Loan Losses

Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and unearned loan fees. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

The Bank does not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more unless the loan is well-secured and in the process of collection. Non-accrual loans are considered impaired loans. Impaired loans are carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral dependent. When the interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or when the loan is removed from non-accrual status. Large groups of smaller balance, homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank may not separately identify individual consumer and residential loans for evaluation of impairment.

Loans on non-accrual status at March 31, 2006 and December 31, 2005, were $2.81 million and $5.69 million, respectively. Loans to borrowers in the agricultural industry, totaling $2.44 million, comprised 86.83% of loans on non-accrual status at March 31, 2006. During the first quarter of 2006, the Bank refinanced two loans totaling $2.38 million for a potato industry agricultural borrower; both of these loans were on non-accrual status at December 31, 2005. In addition, during the first quarter of 2006 the Bank charged-off $476,151 of commercial loans to an agricultural borrower that were on non-accrual status loans at December 31, 2005.

The allowance for loan losses represents an estimate of possible losses associated with the Bank’s loan portfolio and deposit account overdrafts. The estimate is based on evaluations of loan collectibility and prior loan loss experience. Evaluations consider factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay.

Increases to the allowance for loan losses occur when amounts are expensed to the provision for loan losses or previously charged-off loans are recovered; decreases occur when uncollectible loans are charged-off.

Various regulatory agencies, as a regular part of their examination process, review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of the examinations.

5.	Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if common shares from stock option grants were issued. Weighted average shares outstanding include common shares outstanding, unvested restricted shares and common share equivalents attributable to outstanding stock options.

The weighted average number of shares and common share equivalent figures have been retroactively adjusted for all stock dividends or splits.

6.	Recently Issued Accounting Standards

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains various forward-looking statements that are intended to be covered by the safe harbor provided by the Private Securities Litigation Reform Act of 1995. These statements include statements about our present plans and intentions, about our strategy, growth, and deployment of resources, and about our expectations for future financial performance. Forward-looking statements use prospective language, including words like “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology.
Because forward-looking statements are, in part, an attempt to project future events and explain current plans, they are subject to various risks and uncertainties that could cause our actions and our financial and operational results to differ materially from those projected in forward-looking statements. These risks and uncertainties include, without limitation, the risks described in Part II – Other Information Item 1A “Risk Factors.”
Information presented in this report is accurate as of the date the report was filed with the SEC. We do not undertake any duty to update our forward-looking statements or the factors that may cause us to deviate from them, except as required by law.
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
We have a network of twenty one branches at March 31, 2006. In Oregon, we operate fifteen full-service branch facilities and three limited-service branch facilities that serve the northern and eastern Oregon communities of The Dalles (3), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond (2), and Bend (4), and the communities of McMinnville (3), Canby and Newberg in the Willamette Valley. In Washington, we operate three full-service branches that serve the communities of Goldendale, White Salmon and Richland.
Our goal is to grow our earning assets while maintaining a high return on equity and strong asset quality. We expect to achieve this goal by emphasizing personalized, quality banking products and services for our customers; by hiring and retaining high performing, experienced branch and administrative personnel and by responding quickly to customer demand and growth opportunities. We intend to increase penetration in our existing markets and expand into new markets through suitable acquisitions and new branch openings.
At March 31, 2006 total assets were $856.71 million, total deposits were $722.60 million and total net loans, including loans held-for-sale, were $673.85 million.
Net income for the first quarter of 2006 totaled $3.72 million, or $0.37 per diluted common share, an increase of $409,634, $0.04 per diluted share, or 12.37%, compared to the first quarter of 2005.
Loan interest income increased $3.26 million, or 28.37%, for the first quarter of 2006 compared to the first quarter of 2005. This increase was due to loan portfolio growth and a series of Federal Reserve rate increases during 2005 and 2006. Loan interest income increased $879,820, or 6.35%, for first quarter of 2006 compared to the fourth quarter of 2005. This increase was primarily the result Federal Reserve rate increases in December 2005 and January 2005.

Interest earnings from our federal funds sold, which are overnight investments of excess funds, also benefited from Federal Reserve rate increases. Interest earnings on our federal funds sold increased $92,374, or 37.96%, for the first quarter of 2006 compared to the first quarter of 2005. During the first quarter of 2006, earnings on our federal funds sold decreased $37,178, or 9.97%, compared to the fourth quarter of 2005 because the average balance of our federal funds sold decreased.
Interest expense for the first quarter of 2006 increased $1.09 million, or 43.35%, compared to the first quarter of 2005. Compared to the fourth quarter of 2005, interest expense increased $389,436, or 12.13%, for the first quarter of 2006. As market interest rates have increased, we increased interest rates paid on our deposit accounts in order to attract and retain deposit customers; as a result, interest expense has increased.
Non-interest expense increased $1.20 million, or 18.33%, for the first quarter of 2006 compared to the first quarter of 2005. Compared to the fourth quarter of 2005, non-interest expense increased $303,590, or 4.06%, for the first quarter of 2006. The increases are primarily attributable to an increase in salaries and benefits associated with employees hired to staff our new branches and to fill new administration positions.
The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the
	Three Months Ended
	March 31,
	2006	2005
Return on average assets	1.84%	1.84%
Return on average equity	19.01%	19.89%
Net interest margin, tax equivalent basis	6.37%	5.82%
Efficiency ratio	54.47%	54.92%

Net income	$3,722	$3,313
Total loans, gross (1)	684,123	582,984
Total assets	856,713	743,987
Deposits	722,597	635,827

Book value per common share	$8.15	$7.03
Tangible book value per common share	7.40	6.07

(1)	Loans include portfolio and loans held for sales and exclude allowance for loan losses and uneamed loan fees.
In January, we opened our new Meadow Springs Branch in Richland, Washington. The 10,000 square foot facility serves as our flagship branch, serving all of the Tri-Cities area, which includes the Washington cities of Richland, Kennewick and Pasco. The branch houses a full service bank on the first floor and our Tri-Cites Business Banking Team on the second floor. In order to serve our retail customers more conveniently, the branch features a five lane vehicle drive-up including two drive-up ATMs.
Construction of our new Pasco Branch continued during first quarter of 2006. We expect to open the new branch during the second quarter. The 3,700 square foot branch will serve the northwestern Tri-Cities area and will focus on small business relationships and expanding our consumer product base. It will feature a four lane vehicle drive-up including two drive-up ATMs.

In February, we completed construction and opened our new Cherry Heights Branch, which is located west of downtown The Dalles, Oregon. The branch expands our dominant presence in The Dalles by providing a more convenient banking alternative for our customers. It will feature a five lane vehicle drive-up including two drive-up ATMs and space available for lease to a drive-up coffee business.
In March, we announced plans to open new branches in Yakima and Sunnyside, Washington. Because the cities are located along the Interstate 82 corridor, the expansion will complement our existing presence in the Tri-Cities. The market area also fits our target demographic with populations of approximately 83,000 in Yakima, 15,000 in Sunnyside and 150,000 in the areas surrounding both cities. The new locations will increase and diversify our loan and deposit portfolios and provide geographic and economic diversification.
MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as operating cash and various investment securities.
Investment Securities
Our investment securities portfolio consists of bank-qualified municipal securities, debt issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Investment securities totaled $35.78 million at March 31, 2006, a decrease of $1.74 million, or 4.65%, compared to March 31, 2005. Since March 31, 2005, $7.98 million of our securities matured, which was offset by our purchase of $6.24 million of other securities.
Qualifying securities may be pledged as collateral for public agency deposits or other borrowings. At March 31, 2006, $16.34 million, or 45.66%, of the portfolio was pledged, compared to $20.52 million, or 55.79%, at December 31, 2005, and $16.98 million, or 45.25%, at March 31, 2005.
Net unrealized losses on available-for-sale and equity securities totaled $351,110, or $219,619 net of tax, at March 31, 2006, compared to net unrealized losses of $307,883, or $195,197 net of tax, at December 31, 2005, and $301,039, or $190,889 net of tax at March 31, 2005. Increases in net unrealized losses are primarily attributable to market interest rate increases. Generally, as interest rates increase, the fair value of securities earning lower interest rates decreases. We currently have no plans to liquidate our available-for-sale securities.
Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development and real estate, commercial, consumer, agriculture and credit cards.
Our net loan portfolio (excluding loans held for sale) at March 31, 2006 was $669.77 million, a decrease of $2.03 million, or 0.30%, over December 31, 2005, and an increase of $100.65 million, or 17.68%, over March 31, 2005. Consistent with our historical trends, loan growth was flat during the first quarter of 2006 due to agricultural loan repayments and the seasonal slowdown in real estate construction. In addition, we have followed a disciplined loan growth strategy that focuses on high credit quality and profitable loans. As a result, we turned down several long-term fixed rate loans that were inconsistent with our asset-liability strategy.

As of March 31, 2006, construction, land development and commercial real estate loans comprised 69% of our loan portfolio, compared to 70% as of December 31, 2005 and 68% as of March 31, 2005. We believe this concentration is consistent with our Pacific Northwest community bank peers; however, we are subject to fluctuations in the real estate development markets, as well as to the more widespread economic effects of fluctuating or changing interest rates. In addition, some loans classified as real estate loans, because the borrowings are collateralized by real estate, are used for other purposes such as inventory financing and equipment purchases.
In addition, we participate in non-real estate agricultural lending, which comprises approximately 12% of our total loan portfolio. We employ loan officers who have developed a high level of expertise in underwriting and monitoring agriculture loans. Traditionally, agriculture lending has been neglected due to its unique challenges. We address these challenges by hiring experienced agricultural lenders and consultants, by diversifying our agricultural loan portfolio across numerous commodity types and by maintaining Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 13% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
We originate and fund single-family mortgage loans that are usually committed for sale to mortgage investors and held for less than thirty days. Mortgage loans held for sale are reported as a component of “Loans held-for-sale” on our balance sheet. At March 31, 2006, mortgage loans held for sale totaled $2.67 million compared to $1.67 million and $4.19 million at December 31, 2005 and March 31, 2005, respectively. At March 31, 2006, one mortgage loan totaling $198,600 had been held for sale longer than thirty days. This loan was sold in April 2006. During the first quarter of 2006, we originated 193 mortgage loans, compared to 152 loans originated during the first quarter of 2005.
At March 31, 2006 and December 31, 2005, loans held-for-sale also included one Columbia River Capital Team loan totaling $1.40 million. We expect to complete the sale of this loan during the second quarter of 2006. Columbia River Capital Team is an alliance with D&L Capital Funding, Inc., an independent commercial real estate loan originator that provides us with greater access to the commercial and multifamily real estate segments. Columbia River Capital Team occasionally sells the commercial real estate loans that it originates. Sometimes these loans are not sold until construction is completed. Due to the somewhat limited market for commercial real estate loans and construction timing issues, these loans are typically held longer than mortgage loans held for sale.
The following table presents CRB’s loan portfolio composition by loan type:
Loans:
(dollars in thousands)

	March 31, 2006		December 31, 2005		March 31, 2005
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Commercial loans	$105,109	16%	$101,261	15%	$99,338	17%
Agricultural loans	82,363	12%	84,271	12%	71,384	12%
Real estate loans	295,378	44%	291,285	43%	255,212	45%
Real estate loans — construction	175,594	25%	184,331	27%	130,811	23%
Consumer loans	13,201	2%	13,775	2%	14,259	2%
Other loans	8,399	1%	7,923	1%	7,791	1%

	680,044		682,846		578,795
Allowance for loan losses	(8,866)	-1%	(9,526)	-1%	(8,249)	-1%
Unearned loan fees	(1,404)	0%	(1,513)	0%	(1,421)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	669,774		671,807		569,125

Loans held for sale	4,079	1%	5,879	1%	4,188	1%

Total loans	$673,853	100%	$677,686	100%	$573,313	100%

Non-performing Assets
Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater than 90 days, troubled debt restructured loans and other real estate owned (“OREO”). We do not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Troubled debt restructured loans are those for which the interest rate, principal balance, collateral support or payment schedules were modified from original terms, beyond what is ordinarily available in the marketplace, to accommodate a borrower’s weakened financial condition. OREO represents assets held through loan foreclosure or recovery activities.
The following table presents information about our non-performing assets:
Non-performing Assets:
(dollars in thousands)

	March 31, 2006	December 31, 2005	March 31, 2005
Loans on non-accrual status	$2,808	$5,688	$705
Delinquent loans on accrual status	—	—	—
Troubled debt restructured loans	36	40	—

Total non-performing loans	2,844	5,728	705
Other real estate owned	—	—	84

Total non-performing assets	$2,844	$5,728	$789

Allowance for loan losses	$8,866	$9,526	$8,249

Ratio of total non-performing assets to total assets	0.33%	0.68%	0.11%
Ratio of total non-performing loans to total loans	0.41%	0.92%	0.12%
Ratio of allowance for loan losses to total non-performing assets	311.71%	166.30%	1044.49%
During the first quarter of 2006, the balance of non-performing assets decreased $2.88 million from December 31, 2005. The decrease is primarily attributable to loans of a potato industry agricultural borrower that we refinanced during the quarter. As a result of the refinance, we improved our collateral position by securing additional real estate and agricultural equipment.
At March 31, 2006, commercial and agricultural loans to three different agricultural borrowers, totaling $2.22 million, comprised 78.00% of non-performing assets, all of which had been on non-accrual status at December 31, 2005. We charged-off $476,151 of principal related to one of these loans during the first quarter of 2006. We believe the current collateral value is sufficient to support the remaining principal balances of these loans.
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
The following table presents activity in the allowance for loan losses:
Allowance for Loan Loss:
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$9,526	$8,184
Charge-offs:
Commercial	485	22
Real estate	—	8
Agriculture	42	23
Consumer loans	—	45
Credit card and related accounts	43	24
Demand deposit overdrafts	—	30
Total charge-offs	570	152

Recoveries:
Commercial	18	3
Real estate	—	—
Agriculture	25	4
Consumer loans	6	6
Credit card and related accounts	1	3
Demand deposit overdrafts	—	1

Total recoveries	50	17
Provision for loan losses	550	200
Reclassify liability for credit losses on off-balance-sheet financial instruments	(690)	—

Balance at end of period	$8,866	$8,249

During the quarter ended March 31, 2006, we reclassified our liability for credit losses from off-balance-sheet financial instruments. The liability represents our estimate of possible losses associated with off-balance-sheet financial instruments, which consist of commitments to extend credit, commitments under credit card arrangements, and commercial and standby letters of credit. We had previously included the liability as a component of the allowance for loan losses. Following the reclassification, the liability is included as a component of “Accrued interest payable and other liabilities” on our balance sheet.

During the quarter ended March 31, 2006, we charged-off a portion of two loans to a potato industry agricultural borrower after an updated evaluation of the borrower’s collateral. As a result of this and other smaller charge-offs, we recorded $550,000 in provision for loan losses for the quarter ended March 31, 2006.
As a percentage of average loans outstanding at year-end (including loans held for sale), our allowance for loan losses has ranged between 0.83% and 1.50% over the 10-year period from 1996 to 2005, averaging 1.28% on an annual basis. At March 31, 2006, our allowance for loan losses, excluding the reclassified liability for off-balance-sheet commitments, was 1.30% of outstanding loans, including loans held for sale. If we had not reclassified the liability for off-balance-sheet commitments, our allowance would have been 1.40% of outstanding loans.
For the quarter ended March 31, 2006, net charge-offs were approximately 0.08% of average gross loans, or 0.30% on an annualized basis. Our net charge-offs as a percentage of average gross loans at year-end has averaged 0.22% during the last ten years and 0.28% during the last five years.
LIABILITIES
Our liabilities primarily consist of our obligations to repay customer deposits on demand (“demand deposits”) or at a stated time in the future (“time deposits”), interest accrued on customer deposits, notes payable and obligations to pay interest and principal on the “junior subordinated debentures”.
Deposits
We offer various deposit accounts, including non-interest bearing checking and interest bearing checking, savings, money market and certificates of deposit. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Deposits are our primary source for funding loan growth. In order to minimize our interest expense, our goal is to maximize our non-interest bearing demand deposits relative to other deposits and borrowings.
At March 31, 2006, our deposits totaled $722.60 million, an increase of $14.78 million, or 2.09%, over December 31, 2005 and an increase of $86.77 million, or 13.65%, over March 31, 2005. Historically, our deposit growth remains fairly flat during the first quarter and accelerates during the remainder of the year.
Deposit account growth during the first quarter of 2006 occurred primarily in interest bearing demand accounts. Since the beginning of the year, interest bearing demand accounts have increased $15.12 million, or 5.44%, which is the result of a special money market account promotion.
Non-interest bearing demand deposits decreased $5.89 million since December 31, 2005.
During the first quarter of 2006, time certificates of deposit increased $4.01 million. Several factors contributed to the time certificate deposit increases. First, the Bank added $5.38 million of public agency certificates of deposit, net of maturities. Second, brokered certificates of deposit increased $4.23 million, net of $8.98 million of maturities. Finally, increases in time certificates of deposit were offset by two direct certificates of deposit totaling $7.50 million that matured without renewing due to customer price sensitivity; both of these certificates of deposit were categorized as wholesale liabilities.
The following table presents the composition of our deposits:
Deposits:
(dollars in thousands)

	March 31, 2006		December 31, 2005		March 31, 2005
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing deposits	$214,561	30%	$220,450	31%	$187,787	29%
Interest bearing deposits	293,187	41%	278,070	39%	233,050	37%
Savings deposits	42,666	6%	41,128	6%	36,272	6%
Time certificates	172,183	23%	168,174	24%	178,718	28%

Total deposits	$722,597	100%	$707,822	100%	$635,827	100%

Wholesale liabilities include all funding sources obtained outside the retail branch network and consist of brokered certificates of deposit, direct certificates of deposit, correspondent borrowings and advances from Federal Home Loan Bank (“FHLB”). Brokered certificates of deposit are obtained through intermediary brokers that sell the certificates on the open market. Direct certificates of deposit are obtained through a proprietary network that solicits deposits from other financial institutions or from public entities. FHLB advances are separately classified as borrowings and reported as a component of “Notes payable” on our balance sheet.
We utilize wholesale liabilities to manage interest rate risk and as a source of funding for loan growth. At March 31, 2006, brokered certificates of deposit totaled $35.87 million, with maturities ranging between two months and four years; brokered certificates of deposit totaled $31.64 million at December 31, 2005 and $41.56 million at March 31, 2005. Direct certificates of deposit totaled $4.03 million at March 31, 2006, with maturities ranging from one month to two years; direct certificates of deposit totaled $9.72 million at December 31, 2005 and $19.77 million at March 31, 2005.
During the first quarter, we continued to emphasize deposit gathering efforts at the retail branch level in order to fund loan growth. If loan growth outpaces retail deposit growth, we will utilize wholesale sources.
Notes Payable
Borrowings from Federal Home Loan Bank (“FHLB”) comprise the majority of our notes payable. At March 31, 2006, FHLB borrowings totaled $43.23 million, a decrease of $1.61 million from the December 31, 2005 balance of $44.84 million, and an increase of $10.55 million as compared to $32.68 million at March 31, 2005. We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. We had no federal funds purchased at March 31, 2006, December 31, 2005 and March 31, 2005. Other notes payable consisted of a Treasury Tax and Loan note payable for $63,762 at March 31, 2006, $850,000 at December 31, 2005, and $742,801 at March 31, 2005. We will continue to allow notes payable to mature without renewing if deposit growth meets or exceeds loan growth.
The following table presents FHLB balances and interest rates:
FHLB Borrowings:
(dollars in thousands)

	March 31,	December 31,	March 31,
	2006	2005	2005
Amount outstanding at end of period	$43,228	$44,841	$32,678
Weighted average interest rate at end of period	4.11%	4.09%	3.39%
Maximum amount outstanding at any month-end and during the year	$43,228	$44,841	$33,836
Average amount outstanding during the period	$23,888	$34,380	$32,882
Average weighted interest rate during the period	3.93%	3.64%	2.89%
Off-Balance Sheet Items – Commitments/Letters of Credit
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

Our potential exposure to credit loss for commitments to extend credit and for letters of credit is limited to the contractual amount of those instruments, and would be triggered in the event of nonperformance by the other party. When extending off-balance sheet commitments and conditional obligations, we follow the same credit policies established for our on-balance-sheet instruments.
We may or may not require collateral or other security to support financial instruments with credit risk, depending on our loan underwriting guidelines.
The following table presents a comparison of contract commitment amounts:
Commitments:
(dollars in thousands)

	March 31, 2006	December 31, 2005	March 31, 2005
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$215,846	$200,916	$157,970
Undisbursed credit card lines of credit	20,587	19,582	18,949
Commercial and standby letters of credit	2,374	2,309	2,243

	$238,807	$222,807	$179,162

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
The amount of collateral obtained to secure a loan or commitment, if deemed necessary, is based on our credit evaluation of the borrower. The majority of commitments are secured by real estate or other types of qualifying collateral. Types of collateral vary, but may include accounts receivable, inventory, property and equipment, and income-producing properties. Less than 10% of our commitments are unsecured. Lending commitments are distributed across all loan categories at levels roughly proportionate to concentrations in the loan portfolio.
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
We offer an overdraft protection product that allows certain types of deposit products to become overdrawn up to a set dollar limit before checks will be returned. At March 31, 2006, commitments to extend credit for overdrafts totaled $10.23 million, which represents our estimated total exposure if virtually every customer utilized the full amount of this protection at one time. However, the year-to-date average usage outstanding is much lower than this commitment, totaling approximately $215,000, or 2.10% of the total exposure at March 31, 2006 and approximately $236,000, or 2.26% of the total exposure at March 31, 2005.

Derivative Instruments-Interest Rate Swap
In January 2003, in connection with the issuance of $4.00 million of floating-rate trust preferred securities by Columbia Bancorp Trust I, we entered into an interest rate swap agreement (“swap”) with an unrelated third party. The swap expires in January 2008. Under the terms of the swap, we pay interest at a rate of 3.27% on a notional amount of $4.00 million and we then receive interest at the 90-day London Inter-Bank Offered Rate (“LIBOR”) on the same amount. The swap effectively converts interest payments on the $4.00 million trust preferred securities from a variable interest rate of 90-day LIBOR plus 3.30% to a fixed interest rate of 6.57% until January 2008. In January 2008, we have the option to prepay the trust preferred securities. We have classified the swap agreement as a cash flow hedge in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The purpose of the swap was to mitigate variability in our cash flows by establishing a fixed interest payment during the initial five years of the trust preferred securities.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income, our primary source of operating income, is the difference between interest income, principally from our loan and investment security portfolios, and interest expense, principally on our customer deposits and bank borrowings from other sources, such as trust preferred securities. Like most financial institutions, our net interest income increases as we are able to charge higher interest rates on loans while paying relatively lower interest rates on deposits and other borrowings.
Our relationship pricing strategy, whereby we selectively offer higher rates to certain customers, combined with our success at gathering low cost deposits, has minimized increases in our overall cost of funds.
Net interest income increased $2.30 million, or 23.77%, for the first quarter of 2006 compared to the first quarter of 2005. The year-over-year increase in net interest income is primarily due to growth of our loan portfolio and interest rate increases on variable rate loans following a series of Federal Reserve interest rate increases during 2005 and 2006.
Net interest income increased $465,964, or 4.05%, for the first quarter of 2006, compared to the fourth quarter of 2005. The quarter-over-quarter increase in net interest income is primarily attributable to two Federal Reserve interest rate increases in December 2005 and January 2006, which resulted in higher interest rates on our variable rate loans that re-priced during the quarter.
Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration. Our tax equivalent net interest margin for the first quarter of 2006 was 6.37%, compared to 6.06% for the fourth quarter of 2005, and 5.82% for the first quarter of 2005.

The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended March 31,			Three Months Ended March 31,
	Average Balances			Average Yields/Costs Tax Equivalent
	2006	2005	Change	2006	2005	Change
Taxable securities	$23,127	$26,415	$(3,288)	3.77%	2.72%	1.05%
Nontaxable securities	12,473	13,173	(700)	7.12%	7.13%	-0.01%
Interest bearing deposits	13,115	20,657	(7,542)	4.06%	2.39%	1.67%
Federal funds sold	31,087	40,474	(9,387)	4.38%	2.44%	1.94%
Loans	686,339	578,409	107,930	8.71%	8.05%	0.66%

Interest-earning assets	766,141	679,128	87,013	8.28%	7.32%	0.96%

Nonearning assets	53,031	51,894	1,137

Total assets	$819,172	$731,022	$88,150

Savings & interest bearing deposits	$325,503	$268,352	$57,151	1.94%	1.12%	0.82%
Time certificates	175,747	179,866	(4,119)	3.93%	3.17%	0.76%
Borrowed funds	29,935	38,160	(8,225)	4.62%	3.85%	0.77%

Interest bearing liabilities	531,185	486,378	44,807	2.75%	2.09%	0.66%

Non-interest bearing demand deposits	206,098	174,241	31,857
Other liabilities	2,499	2,855	(356)
Shareholders’ equity	79,390	67,548	11,842

Total liabilities and shareholders’ equity	$819,172	$731,022	$88,150

During the last several years, we have positioned our balance sheet to be asset sensitive, meaning that the assets reprice, or adjust to market rates, more frequently than the liabilities. As a result, the series of increases in the Federal Reserve discount rate since August 2004 contributed to our increasing net interest margin and net interest income. Increases in net interest income were partially offset by the rising cost of funds due to short-term interest rate increases and competitive pricing pressures.
Approximately 59% of our variable rate loan portfolio will re-price during the next three months. If interest rates continue to rise, interest income on these re-priced loans will increase. We expect our net interest margin will remain stable or compress slightly due to the continued competitive pressures on our deposit interest rates and resulting increase in our cost of funds.

Non-Interest Income
Non-interest income is comprised of service charges and fees, credit card discounts, financial services revenues, mortgage banking revenues and gains from the sale of loans, securities and other assets. Mortgage banking revenues include service release premiums, revenues from the origination and sale of mortgage loans and net revenues from mortgage servicing activities, which we discontinued in 2005. Financial services income is derived from the sale of investments and financial planning services to our customers.
The following table presents the balances and percentage changes in non-interest income:
Non-Interest Income:
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005	% change
Service charges and fees	$1,130	$1,173	-4%
Credit card discounts and fees	106	113	-6%
Financial services revenue	199	144	38%
Mortgage servicing, net	—	89	-100%
Mortgage loan origination income	390	326	20%
Service release premium	218	161	35%
Gain on mortgage sales	30	45	-33%
Other non-interest Income	246	252	-2%

Total non-interest Income	$2,319	$2,303	1%

Total non-interest income for the first quarter of 2006 increased $15,301, or 0.66%, compared to the first quarter of 2005. This slight increase represents the net effect of several factors:
•	Service charges and fees decreased $42,386 due to decreases in NSF and account analysis fees.

•	Financial services revenue increased $55,218 following the hiring of a new representative for our Meadow Springs Branch and also due to an overall increase in sales by existing representatives.

•	Mortgage revenues increased $16,970 primarily due to an increase in the volume of loans originated. We originated 193 loans during the first quarter of 2006, compared to 152 loans originated during the first quarter of 2005.
Provision for Loan Losses
Our provision for loan losses represents an expense against current period income that allows us to establish an adequate allowance for loan losses and deposit account overdrafts. Charges to the provision for loan losses result from our ongoing analysis of possible losses in our loan portfolio.
During the first quarter of 2006, we charged $550,000 to the provision for loan losses primarily as a result of charge-offs totaling $476,151 from commercial loans related to an agricultural borrower. We charged-off $300,000 of these loans in the fourth quarter of 2005, but we determined that additional charge-offs were necessary after an updated evaluation of the borrowers’ collateral. We believe the current collateral value is sufficient to support the remaining principal balances of these loans.

Non-Interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs and various other non-interest expenses.
The following table presents the components of and changes in non-interest expense:
Non-Interest Expense:
(dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005	% change
Salaries and employee benefits	$4,577	$3,687	24%
Occupancy expense	866	797	9%
Advertising expense	152	59	158%
Electronic connection fees	106	65	63%
Consulting fees	57	82	-30%
Software licensing	81	103	-21%
Other non-interest expense	1,937	1,778	9%

Total non-interest expense	$7,776	$6,571	18%

For the first quarter of 2006, total non-interest expense increased $1.20 million, or 18.34%, compared to the first quarter of 2005. This is the result of higher employee salaries and benefits, increases in incentive compensation accruals, and increases in occupancy expenses.
As we continue to out-perform our strategic plan, we expect the trend of higher salary, benefit and incentive compensation expenses to continue. For the first quarter of 2006, total salary and benefit expense, excluding incentive compensation, increased $560,434, or 18.22%, compared to the first quarter of 2005. This increase is due mainly to the hiring of additional full-time equivalent employees (FTE) for branch expansion and new administration support staff positions. At March 31, 2006, we had 331 FTEs, compared to 299 at March 31, 2005, a 10.70% increase. During the first quarter of 2006, incentive compensation expense increased $329,504, or 53.99%, compared to the first quarter of 2005.
Occupancy expense for the first quarter of 2006 increased $69,175, or 8.68%, compared to the first quarter of 2005. This was primarily due to an increase in branch lease and rent expense related to the opening of the new Cherry Heights branch in The Dalles, Oregon, the new Meadow Springs Branch in Kennewick, Washington and the expansion of our Administrative offices located in downtown The Dalles.
Other non-interest expense increased $245,586, or 11.77%, for the first quarter of 2006 compared to the first quarter of 2005. Advertising expenses and electronic connection fees increased as a result of branch expansion. These increases were offset by reductions in consulting fees and software licensing expense. During the first quarter of 2005, we incurred significant costs to update our disaster recovery and business continuity plans and to comply with the Community Reinvestment Act and the Sarbanes-Oxley Act of 2002.

The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Because increases in non-interest expense outpaced income growth, our efficiency ratio increased to 54.47% for the first quarter of 2006, compared to 53.94% for the fourth quarter of 2005 and 54.92% for the first quarter of 2005. Although our investments in branch expansion and administration resources will contribute to our long-term growth, we expect our efficiency ratio will increase in the short-term.
LIQUIDITY AND CAPITAL RESOURCES
Shareholders’ Equity
At March 31, 2006, shareholders’ equity totaled $80.49 million, compared to $77.49 million at December 31, 2005, an increase of 3.87%, and $68.75 million at March 31, 2005, an increase of 17.08%. The 2006 year-to-date change is primarily attributable to first quarter net income totaling $3.72 million, which was partially offset by dividends declared or paid of $889,833.
During the first quarter of 2006, the Board of Directors declared a dividend of $0.09 per share, payable April 28, 2006 to shareholders of record as of April 13, 2006. Based on cash dividends paid and declared in 2006, approximately 23.91% of our year-to-date earnings will have been returned to shareholders, with the remainder being retained in the form of shareholders’ equity for the purpose of leveraging future balance sheet growth.
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
Liquidity is determined by the aggregate of cash and due from banks; interest bearing deposits with other banks; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged minus vault cash. Measurable liquid assets totaled $105.35 million at March 31, 2006, as compared to $94.71 million at March 31, 2005. Our liquidity was relatively stable during the first quarter of 2006, although we did add, net of maturities, $4.23 million of brokered deposits and $5.38 million of public fund deposits in part to support anticipated loan growth and also to replace two certificates of deposit totaling $7.50 million that matured. Historically, our liquidity has decreased during the second and third quarters due to loan growth. We will continue to rely on retail branch deposit growth and, when necessary, we will utilize wholesale sources to meet our liquidity needs.
Our statement of cash flows reports the net changes in our cash and cash equivalents during the quarter. Net cash from operating activities increased $3.52 million, or 161.00%, for the first quarter of 2006 compared to the first quarter of 2005. This was the result of the increase in net income and timing differences in the receipt and payment of accrued income and accrued expenses.
Due to several factors, net cash from investing activities decreased $8.02 million, or 83.21%, for the first quarter of 2006 compared to the first quarter of 2005. First, investment securities that matured during first quarter of 2006 decreased $4.75 million compared to the first quarter of 2005. Second, during the first quarter of 2006, we purchased $1.95 million of investment securities to collateralize additional public fund deposits, whereas we had no purchases during the first quarter of 2005. Finally, due to significant branch expansion, property and equipment purchases increased $1.10 million for the first quarter of 2006 compared to the first quarter of 2005.

Net cash from financing activities decreased $14.45 million, or 53.50%, for the first quarter of 2006 compared to the first quarter of 2005. The decrease was the result of a decrease in the growth of demand and savings deposits for the first quarter of 2006 compared to the first quarter of 2005. The overall decrease was partially offset by a $12.65 million increase in time deposit growth for the first quarter of 2006 compared to the first quarter of 2005.
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
The following table presents Columbia’s capital ratios as compared to regulatory minimums:
Capital Ratios:

		Well-	March 31, 2006	December 31, 2005
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	10.36%	9.41%
Total risk-based capital	8.00%	10.00%	11.54%	10.66%
Leverage ratio	4.00%	5.00%	9.53%	8.91%
We intend to remain “well-capitalized” by regulatory definition. Regulatory capital levels historically decrease during the second and third quarters as loan demand increases. We intend to use our excess capital for continued cash dividends, stock repurchases and we will also consider retiring a portion of, or all of, the trust preferred securities at the first available prepay date in December 2007.
Stock Repurchase Plan
On May 24, 2005, the Board of Directors renewed a plan to repurchase shares of Columbia’s common stock. The Board believes the repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.00 million until the expiration date, June 30, 2006, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. During the quarter ended March 31, 2006, we did not repurchase any stock under the stock repurchase plan.
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
The allowance for loan losses represents an estimate of possible losses associated with the Bank’s loan portfolio and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing loan trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 69% of our loan portfolio is secured by real estate; a significant decrease in real estate values in Oregon and Washington may result in an increase to the allowance for loan losses.
At March 31, 2006, our goodwill totaled $7.39 million as a result of business combinations. We follow SFAS No. 142 that requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment.
We may become party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from the assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes to Columbia’s market risk position from the information provided under the caption “Quantitative and Qualitative Disclosures about Market Risk” on page 44 of Columbia’s Form 10-K filed with the SEC on March 14, 2006, covering the fiscal year ended December 31, 2005.
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
ITEM 1A. Risk Factors
There have been no material changes to Columbia’s risk factors previously disclosed under the caption “Risk Factors” on page 14 of Columbia’s Form 10-K filed with the SEC on March 14, 2006, covering the fiscal year ended December 31, 2005.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

(a)	Exhibits
	3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999).

	3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998).

	4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033.*

	4.2	Form of Floating Rate Junior subordinated Debt Security due 2033.*

	10.1	Employment agreement of April 1, 2006 between James C. McCall and Columbia River Bank

	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

	32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to Columbia Bancorp’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: May 9, 2006	/s/ Roger L. Christensen

Roger L. Christensen
President & Chief Executive Officer

Dated: May 9, 2006
/s/ Greg B. Spear

Greg B. Spear
Executive Vice President & Chief
Financial Officer