Form 10-Q
period 2006-06-30
COLUMBIA BANCORP \OR\
filed 2006-08-09
CIK 1010002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Not Applicable
(Fomer name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 3, 2006, there were 9,904,408 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
June 30, 2006

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
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$34,781,866	$34,631,688
Interest bearing deposits with other banks	43,465,391	23,175,188
Federal funds sold	38,803,409	29,281,599

Total cash and cash equivalents	117,050,666	87,088,475

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	18,940,756	17,233,060
Equity securities available-for-sale, at fair value	612,270	611,148
Debt securities held-to-maturity, at amortized cost, estimated fair value $14,787,334 and $16,749,021 at June 30, 2006 and December 31, 2005, respectively	14,832,473	16,497,131
Restricted equity securities	2,439,100	2,439,100

Total investment securities	36,824,599	36,780,439

LOANS
Loans held-for-sale	6,159,011	5,879,320
Loans, net of allowance for loan losses and unearned loan fees	748,962,770	671,806,637

Total loans	755,121,781	677,685,957

OTHER ASSETS
Property and equipment, net of accumulated depreciation	17,933,763	15,783,509
Accrued interest receivable	6,263,777	5,615,098
Goodwill	7,389,094	7,389,094
Other assets	12,169,335	10,896,746

Total other assets	43,755,969	39,684,447

TOTAL ASSETS	$952,753,015	$841,239,318

LIABILITIES AND SHAREHOLDERS’ EQUITY DEPOSITS
Non-interest bearing demand deposits	$236,074,808	$220,450,133
Interest bearing demand deposits	282,917,765	278,070,340
Savings accounts	40,651,144	41,127,626
Time certificates	217,678,711	168,174,061

Total deposits	777,322,428	707,822,160

OTHER LIABILITIES
Notes payable	77,464,748	45,690,951
Accrued interest payable and other liabilities	10,403,621	6,109,717
Junior subordinated debentures	4,124,000	4,124,000

Total other liabilities	91,992,369	55,924,668

TOTAL LIABILITIES	869,314,797	763,746,828

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 9,900,740 issued and outstanding (8,965,408 at December 31, 2005)	53,756,496	33,425,084
Retained earnings	29,843,174	44,189,700
Accumulated other comprehensive loss, net of taxes	(161,452)	(122,294)

TOTAL SHAREHOLDERS’ EQUITY	83,438,218	77,492,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$952,753,015	$841,239,318

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$15,798,201	$12,068,683	$30,531,806	$23,546,405
Interest on investments:
Taxable investment securities	223,542	174,428	438,696	351,325
Nontaxable investment securities	135,493	147,344	277,817	300,210
Other interest income	476,397	324,608	943,453	689,609

Total interest income	16,633,633	12,715,063	32,191,772	24,887,549

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	1,586,183	850,810	3,142,905	1,591,768
Interest on time deposit accounts	1,816,279	1,438,330	3,519,024	2,846,017
Other borrowed funds	457,886	353,906	798,539	716,628

Total interest expense	3,860,348	2,643,046	7,460,468	5,154,413

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	12,773,285	10,072,017	24,731,304	19,733,136
PROVISION FOR LOAN LOSSES	1,270,000	650,000	1,820,000	850,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,503,285	9,422,017	22,911,304	18,883,136

NON-INTEREST INCOME
Service charges and fees	1,191,490	1,190,673	2,321,920	2,363,489
Mortgage banking revenue	695,721	723,347	1,333,544	1,344,200
Financial services revenue	242,724	156,230	441,697	299,985
Credit card discounts and fees	120,481	116,973	226,806	229,959
Other non-interest income	139,556	796,620	384,765	1,049,669

Total non-interest income	2,389,972	2,983,843	4,708,732	5,287,302

NON-INTEREST EXPENSE
Salaries and employee benefits	4,814,480	4,044,109	9,391,516	7,731,207
Occupancy expense	917,748	762,838	1,784,247	1,560,162
Other non-interest expenses	2,394,678	2,169,838	4,727,071	4,256,646

Total non-interest expense	8,126,906	6,976,785	15,902,834	13,548,015

INCOME BEFORE PROVISION FOR INCOME TAXES	5,766,351	5,429,075	11,717,202	10,622,423
PROVISION FOR INCOME TAXES	2,159,499	1,987,042	4,388,093	3,867,767

NET INCOME	3,606,852	3,442,033	7,329,109	6,754,656

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding gains (losses) arising during the period	(27,686)	90,402	(52,107)	(48,117)
Reclassification adjustment for losses included in net income	—	901	—	901
Increase (decrease) in fair value of interest rate swap	2,740	25,775	12,949	(15,299)

Total other comprehensive income (loss), net of taxes	(24,946)	117,078	(39,158)	(62,515)

COMPREHENSIVE INCOME	$3,581,906	$3,559,111	$7,289,951	$6,692,141

Earnings per share of common stock (1)
Basic	$0.36	$0.35	$0.74	$0.69
Diluted	$0.36	$0.34	$0.72	$0.67
Weighted average common shares outstanding (1)
Basic	9,887,975	9,795,856	9,870,587	9,775,558
Diluted	10,156,203	10,047,612	10,132,048	10,022,344
See accompanying notes.

(1)	Prior periods have been adjusted to reflect the 10% stock dividend, effective December 29, 2005

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,329,109	$6,754,656
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale or write-down of property and equipment	86,427	33,551
Net (accretion) amortization of premiums and discounts on investment securities	(18,669)	42,849
Depreciation on property and equipment	894,374	819,021
Amortization of mortgage servicing asset	—	116,972
Federal Home Loan Bank stock dividend	—	(9,900)
Stock-based compensation expense	53,208	—
Deferred income tax benefit	(177,609)	(1,152,430)
Provision for loan losses	1,820,000	850,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(648,679)	(1,308,563)
Proceeds from the sale of mortgage loans held-for-sale	37,727,865	37,849,366
Production of mortgage loans held-for-sale	(38,007,556)	(32,887,226)
Other assets	1,660,918	(9,671,806)
Accrued interest payable and other liabilities	964,311	5,236,623

NET CASH FROM OPERATING ACTIVITIES	11,683,699	6,673,113

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	—	100,000
Proceeds from the maturity of available-for-sale securities	2,185,000	8,000,000
Proceeds from the maturity of held-to-maturity securities	1,655,569	1,703,897
Purchases of held-to-maturity securities	—	(1,966,167)
Purchases of available-for-sale securities	(3,942,510)	(1,964,534)
Purchases of equity securities	(11,040)	—
Net change in loans made to customers	(78,286,133)	(38,073,700)
Proceeds from the sale of mortgage servicing asset	—	1,837,503
Investment in low-income housing tax credits	(69,000)	—
Investment in state energy tax credits	(101,472)	—
Proceeds from the sale of other real estate owned	—	188,896
Purchases of property and equipment	(3,131,055)	(780,389)

NET CASH FROM INVESTING ACTIVITIES	(81,700,641)	(30,954,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	19,995,618	70,609,577
Net change in time deposits	49,504,650	(8,663,189)
Net borrowings (repayments) of notes payable	31,773,797	(6,973,682)
Cash paid for dividends and fractional shares	(1,786,232)	(1,597,458)
Proceeds from stock options exercised and sales of common stock	372,932	582,803
Cash retained from tax deductibility of stock options exercised	118,368	—

NET CASH FROM FINANCING ACTIVITIES	99,979,133	53,958,051

NET INCREASE IN CASH AND CASH EQUIVALENTS	29,962,191	29,676,670
CASH AND CASH EQUIVALENTS, beginning of period	87,088,475	57,978,799

CASH AND CASH EQUIVALENTS, end of period	$117,050,666	$87,655,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$7,407,026	$6,531,666
Taxes paid in cash	4,185,000	4,176,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(52,107)	$(47,216)
Change in fair value of interest rate swap, net of taxes	12,949	(15,299)
Cash dividend declared and payable after quarter-end	102,499	803,012
Transfer of loans to other real estate owned	—	84,453
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Loss	Equity
BALANCE, December 31, 2004	8,839,151	$32,140,776	$33,816,489	$(80,287)	$65,876,978

Stock options exercised	115,969	936,853	—	—	936,853
Income tax benefit from stock options exercised	—	410,137	—	—	410,137
Restricted stock granted	16,658	77,196	—	—	77,196
Stock repurchase	(6,370)	(139,878)	—	—	(139,878)
Cash dividends paid	—	—	(2,409,376)	—	(2,409,376)
Cash dividends declared	—	—	(887,575)	—	(887,575)
Net income and comprehensive income	—	—	13,670,162	(42,007)	13,628,155

BALANCE, December 31, 2005	8,965,408	33,425,084	44,189,700	(122,294)	77,492,490

Stock-based compensation expense	—	53,208	—	—	53,208
Stock options exercised	39,186	372,932	—	—	372,932
Income tax benefit from stock options exercised	—	118,368	—	—	118,368
10% stock dividend and cash paid for fractional shares	896,146	19,786,904	(19,795,632)	—	(8,728)
Cash dividends paid	—	—	(889,929)	—	(889,929)
Cash dividends declared	—	—	(990,074)	—	(990,074)
Net income and comprehensive income	—	—	7,329,109	(39,158)	7,289,951

BALANCE, June 30, 2006	9,900,740	$53,756,496	$29,843,174	$(161,452)	$83,438,218

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

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

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. Certain amounts for 2005 have been reclassified to conform to the 2006 presentation. The results of operations for the three months and six months ended June 30, 2006, are not necessarily indicative of results to be anticipated for the year ending December 31, 2006.

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

In 2002, Columbia entered into an employment agreement with its chief executive officer (“CEO”) pursuant to which the CEO was granted phantom stock. The CEO was granted 17,340 units at a price of $8.15, retroactively adjusted for stock dividends and splits, and exercisable after December 31, 2002. Upon exercise of the grant, the CEO will receive a cash payment equal to the difference between the unit grant price and the common stock market price for each unit on the date of exercise. As of June 30, 2006, no units had been exercised. Columbia’s liability for the phantom stock grant totaled $293,393 and $241,546 at June 30, 2006 and December 31, 2005, respectively. The liability is remeasured at each reporting date based on the fair value of Columbia’s common stock; changes in the liability are recognized in current period earnings.

In 2005, Columbia established a restricted stock benefit program intended for senior management. The program was approved by the Board of Directors in accordance with the 1999 Stock Option Plan. During 2005, at the discretion of the Board of Directors, Columbia awarded 16,658 shares to senior management employees, 25% of which vested immediately and were not restricted. The remaining shares granted during 2005 are restricted based on continued employment and will vest equally over three years. Recipients of the restricted stock do not pay cash consideration to Columbia for the shares. Recipients also have the right to vote and receive dividends on restricted shares. Compensation expense related to restricted stock is recognized over the requisite service period based on the fair value of Columbia stock on the grant date.

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

Stock-based compensation expense recognized under SFAS No. 123(R) totaled $50,503 and $53,208 for the three and six month periods ended June 30, 2006, respectively. Recognized tax benefits associated with stock-based compensation expense totaled $18,913 and $19,926 for the three and six month periods ended June 30, 2006, respectively.

At June 30, 2006, unrecognized stock-based compensation totaled $257,524 and will be expensed over a weighted average period of 1.32 years.

Stock option activity during the quarter ended June 30, 2006 was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2005	615,282	$11.05
Granted	—	—
Exercised	(39,186)	8.37
Canceled	(509)	16.44

Stock options outstanding, June 30, 2006	575,587	$11.16	6.19	$8,008

Stock options exercisable, June 30, 2006	561,507	$11.04	6.15	$7,878

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $522,195.

Unvested restricted stock award activity during the six months ended June 30, 2006 was as follows:

Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock awards, December 31, 2005	14,437	$19.86
Granted	—	—
Vested	—	—
Forfeited	—	—

Unvested restricted stock awards, June 30, 2006	14,437	$19.86

The following table presents the pro forma effect on net income and earnings per share if Columbia had applied the fair value recognition provisions of SFAS 123 in prior periods:
(dollars in thousands)

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$3,442	$6,755
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5)	(197)

Pro forma net income	$3,437	$6,558

Earnings per share: (1)
Basic — as reported	$0.35	$0.69
Basic — pro forma	0.35	0.67
Diluted — as reported	0.34	0.67
Diluted — pro forma	0.34	0.65

(1)     Adjusted to retroactively reflect the 10% stock dividend issued in 2006.
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

The estimated fair value of options granted during the six months ended June 30, 2005 was based on the following assumptions:

Dividend yield	1.82%
Expected life	6 years
Expected volatilty	40.84%
Risk-free rate	3.55%
There were no options granted during the six months ended June 30, 2006.

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

Loans on non-accrual status at June 30, 2006 and December 31, 2005, were $3.03 million and $5.69 million, respectively. Loans totaling $2.51 million to borrowers in the agricultural industry comprised 83% of loans on non-accrual status at June 30, 2006. During the six months ended June 30, 2006, loans on non-accrual status decreased after the Bank refinanced two loans totaling $2.38 million for a potato grower and after $476,151 of agriculture related commercial loans were charged-off. Decreases in loans on non-accrual status were offset by a loan totaling $290,318 that was placed on non-accrual status.

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

Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period, net of unvested restricted shares. Diluted earnings per share reflect the potential dilution that could occur from restricted stock awards and if common shares from stock option grants were issued. Weighted average shares outstanding include common shares outstanding, unvested restricted shares and common share equivalents attributable to outstanding stock options.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in income in a company’s financial statements. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of FIN 48 to have a material impact on the consolidated financial statements.

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
Because forward-looking statements are, in part, an attempt to project future events and explain current plans, they are subject to various risks and uncertainties that could cause our actions and our financial and operational results to differ materially from those projected in forward-looking statements. These risks and uncertainties include, without limitation, the risks described in Part II — Other Information Item 1A “Risk Factors.”
Information presented in this report is accurate as of the date the report was filed with the SEC. We do not undertake any duty to update our forward-looking statements or the factors that may cause us to deviate from them, except as required by law.
OVERVIEW
Columbia Bancorp (“Columbia”) is a financial holding company organized in 1996 under Oregon Law. Columbia’s common stock is traded on the NASDAQ Stock MarketTM under the symbol “CBBO”. Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB” or “the Bank”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. CRB is a state chartered bank that offers a broad range of services to its customers, primarily small and medium sized businesses and individuals.
We had a network of 23 branches at June 30, 2006. In Oregon, we operate 14 full-service branch facilities and three limited-service branch facilities that serve the northern and eastern Oregon communities of The Dalles (2), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond (2), and Bend (4), and the communities of McMinnville (3), Canby and Newberg in the Willamette Valley. We also operate a loan production office in Lake Oswego, Oregon that focuses on commercial loans to real estate builders and developers and residential mortgage loans in the Portland metropolitan area. In Washington, we operate six full-service branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside and Richland.
Our goal is to grow our earning assets while maintaining a high return on equity and strong asset quality. We will achieve this goal by emphasizing personalized, quality banking products and services for our customers; by hiring and retaining high performing, experienced branch and administrative personnel and by responding quickly to customer demand and growth opportunities. We intend to increase penetration in our existing markets and expand into new markets through suitable acquisitions and new branch openings.

The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:
dollars in thousands except per share data)

	As of and for the			As of and for the
	Three Months Ended			Six Months Ended
	June 30,			June 30,
			%			%
	2006	2005	Change	2006	2005	Change
Return on average assets	1.72%	1.86%		1.78%	1.85%
Return on average equity	17.57%	19.51%		18.28%	19.69%
Net interest margin, tax equivalent basis	6.60%	5.90%		6.49%	5.86%
Efficiency ratio	53.60%	54.92%		54.02%	54.15%

Net income	$3,607	$3,442	5%	$7,329	$6,755	8%
Earnings per diluted common share	$0.36	$0.34	6%	$0.72	$0.67	7%
Total loans, gross (1)				766,599	626,449	22%
Total assets				952,753	778,938	22%
Deposits				777,322	668,890	16%

Book value per common share				$8.43	$7.32	15%
Tangible book value per common share				$7.68	$6.57	17%

(1)	Loans include portfolio and loans held for sale and exclude allowance for loan losses and unearned loan fees.
Financial Highlights
Highlights of the three month and six month periods ended June 30, 2006 were as follows:
•	New branches in Richland, Pasco, Yakima and Sunnyside contributed to loan and deposit growth and increases in net interest income and non-interest expenses.

•	Loan growth from our new and existing branches, combined with Federal Reserve interest rate increases, resulted in significant increases in loan interest income.

•	Higher interest rates on deposit accounts and expanded use of wholesale liabilities resulted in an increase in our overall cost of funds.

•	Salaries and benefits increased due to new hiring associated with our expansion efforts and due to annual merit increases and market salary adjustments.
For comparative purposes, net income for the six months ended June 30, 2005 included the effects of the following items:
•	Gain from sale of Mortgage Servicing Asset totaled $355,413, net of tax, contributed $0.04 per diluted share, recognized during the second quarter of 2005

•	Collection of previous non-accrual interest from 2004 totaled $213,024, net of tax, contributed $0.02 per diluted share, recognized during the first quarter of 2005.
Operational Highlights
In January 2006, we opened our new Meadow Springs Branch in Richland, Washington to replace and expand our prior temporary location in Kennewick. The 10,000 square foot facility serves as our flagship for the Tri-Cities area, which includes the Washington cities of Richland, Kennewick and Pasco. In conjunction with the expansion, we also increased our branch staffing from seven full-time equivalent employees (FTE) at June 30, 2005 to 16 FTE at June 30, 2006. Our expansion resulted in loan growth of $11.33 million, or 31%, and deposit growth of $12.00 million, or 272%, compared to June 30, 2005.

In February 2006, we completed construction and opened our new Cherry Heights Branch, which is located west of downtown The Dalles, Oregon. The branch replaces our former Westside Branch, which was located in a Safeway supermarket, and provides a freestanding location that offers a more convenient banking alternative for our customers. It features a five lane vehicle drive-up including two drive-up ATMs and space available for lease to a drive-up coffee business. At June 30, 2006, total deposits at Cherry Heights increased $2.60 million, or 29%, compared to total deposits at our prior Westside Branch location at June 30, 2005.
In May 2006, we opened new branches in Yakima and Sunnyside, Washington. Because the cities are located along the Interstate 82 corridor, the expansion complements our existing presence in the Tri-Cities. The market area also fits our target demographic with populations of approximately 83,000 in Yakima, 15,000 in Sunnyside and 150,000 in the areas surrounding both cities. At June 30, 2006, for both branches, loans totaled $8.66 million and deposits totaled $8.22 million. We expect the new locations will continue to increase and diversify our loan and deposit portfolios and provide geographic and economic diversification.
In June 2006, we completed construction and opened our new Pasco Branch. The 3,700 square foot branch serves the northwestern Tri-Cities area and focuses on small business relationships and expanding our consumer product base. It features a four lane vehicle drive-up including two drive-up ATMs. At June 30, 2006, the branch had gathered $1.57 million of deposits since opening in early June.
MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as operating cash and various investment securities.
Investment Securities
Our investment securities portfolio consists of bank-qualified municipal debt securities, debt securities issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Investment securities totaled $36.82 million at June 30, 2006, a decrease of $44,160 compared to December 31, 2005. Since December 31, 2005, securities totaling $3.84 million matured, which were offset by $3.95 million of securities purchased.
Qualifying securities may be pledged as collateral for public agency deposits or other borrowings. At June 30, 2006, $22.05 million, or 60%, of the portfolio was pledged, compared to $20.19 million, or 56%, at December 31, 2005.
Net unrealized losses on available-for-sale and equity securities totaled $395,372, or $247,304 net of tax, at June 30, 2006, compared to net unrealized losses of $307,883, or $195,197 net of tax, at December 31, 2005. Increases in net unrealized losses are primarily attributable to market interest rate increases. Generally, as interest rates increase, the fair value of securities earning lower interest rates decreases. We currently have no plans to liquidate our available-for-sale securities.

Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development and real estate, commercial, consumer, agriculture and credit cards.
The following table presents our loan portfolio by loan type:
Loans:
(dollars in thousands)

	June 30, 2006		December 31, 2005		June 30, 2005
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Commercial loans	$117,563	16%	$101,261	15%	$97,956	16%
Agricultural loans	93,222	12%	84,271	12%	88,506	14%
Real estate loans	327,942	43%	291,285	43%	280,880	46%
Real estate loans — construction	199,707	26%	184,331	27%	130,007	21%
Consumer loans	13,466	2%	13,775	2%	13,576	2%
Other loans	8,540	1%	7,923	1%	8,045	1%

	760,440		682,846		618,970
Allowance for loan losses	(9,671)	-1%	(9,526)	-1%	(8,681)	-1%
Unearned loan fees	(1,806)	0%	(1,513)	0%	(1,542)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	748,963		671,807		608,747

Loans held for sale	6,159	1%	5,879	1%	7,479	1%

Total loans	$755,122	100%	$677,686	100%	$616,226	100%

At June 30, 2006, our net loan portfolio (excluding loans held for sale) was $748.96 million, an increase of $77.16 million, or 11%, compared to $671.81 million at December 31, 2005. During the second quarter of 2006, new branches in Yakima, Sunnyside and Pasco contributed $11.49 million in loan growth. Excluding new branch activity, net loans at June 30, 2006 increased $65.67 million, or 10%, compared to December 31, 2005.
Consistent with historical trends, loan growth was flat during the first quarter of 2006. During the first part of the second quarter of 2006, loans grew at a steady pace due to normal seasonal activity of agricultural and real estate borrowers. Loan growth accelerated late in the second quarter due to loans produced at our new branches in Yakima and Sunnyside and aggressive loan pricing offered for commercial loans.
We also present loan totals at June 30, 2005 for comparative purposes because of the seasonal nature of our business. Compared to June 30, 2005, net loans (excluding loans held for sale) increased $140.22 million, or 23%. Excluding new branch activity, net loans increased $128.73 million, or 21%, primarily due to strong demand for real estate and commercial loans.
We expect loan growth will continue during the third quarter due to increased market penetration by our new Yakima and Sunnyside branches, seasonal real estate and agricultural borrowing needs and the continued favorable economic conditions in our market areas. We do, however, expect that the rate of loan growth during the third quarter of 2006 will moderate compared to the second quarter of 2006. During the fourth quarter of 2006, we expect loan growth will subside due to seasonal slowdowns in the real estate and agricultural sectors.

At June 30, 2006, construction, land development and commercial real estate loans comprised 69% of our loan portfolio, compared to 70% at December 31, 2005 and 67% at June 30, 2005. Although this concentration is consistent with our Pacific Northwest community bank peers, we are subject to losses resulting from declines in real estate development markets and the negative economic effects of fluctuating interest rates. Some borrowers use proceeds from real estate loans for purposes other than real estate development, such as inventory and equipment purchases. In these cases, real estate market declines represent a more indirect risk of loss because the borrower’s financial condition may not be directly affected.
We participate in non-real estate agricultural lending, which comprises approximately 12% of our total loan portfolio. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. We also diversify our agricultural loan portfolio across numerous commodity types and maintain Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 15% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
We originate and fund single-family mortgage loans that are usually committed for sale to mortgage investors and held for less than 30 days. Mortgage loans held for sale are reported as a component of “Loans held-for-sale” on our balance sheet. At June 30, 2006, mortgage loans held for sale totaled $6.16 million compared to $4.47 million at December 31, 2005. At June 30, 2006, four mortgage loans totaling $701,693 had been held for sale longer than 30 days. We expect sales of these loans to be completed during the third quarter of 2006.
At December 31, 2005, loans held-for-sale also included one Columbia River Capital Team loan totaling $1.41 million that was sold during the second quarter of 2006. Columbia River Capital Team is an alliance with D&L Capital Funding, Inc., an independent commercial real estate loan originator that provides us with greater access to the commercial and multifamily real estate segments. Columbia River Capital Team occasionally sells the commercial real estate loans that it originates. Sometimes these loans are not sold until construction is completed. Due to the somewhat limited market for commercial real estate loans and construction timing issues, these loans are typically held longer than mortgage loans held for sale.
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

The following table presents information about our non-performing assets:
Non-performing Assets:
(dollars in thousands)

	June 30, 2006	December 31, 2005	June 30, 2005
Loans on non-accrual status	$3,032	$5,688	$347
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	32	40	47

Total non-performing loans	3,064	5,728	394
Other real estate owned	—	—	—

Total non-performing assets	$3,064	$5,728	$394

Allowance for loan losses	$9,671	$9,526	$8,681

Ratio of total non-performing assets to total assets	0.32%	0.68%	0.05%
Ratio of total non-performing loans to total gross loans	0.40%	0.84%	0.06%
Ratio of allowance for loan losses to total non-performing assets	315.66%	166.30%	2203.07%
At June 30, 2006, commercial and agricultural loans to three different agricultural borrowers comprised $2.51 million, or 83%, of non-performing assets. At December 31, 2005, all of these loans were on non-accrual status, except for one loan totaling $290,318, which was added during the second quarter of 2006. Currently, all of these loans are in the foreclosure process. We believe the current collateral value is sufficient to support the remaining principal balances of these loans.
Since December 31, 2005, non-performing assets decreased primarily as a result several events. First, we refinanced non-accrual loans totaling $2.38 million for a potato industry agricultural borrower. As a result of the refinance, we improved our collateral position by securing additional real estate and agricultural equipment. Second, in response to an updated evaluation of collateral, we charged-off $476,151 of commercial loans to a borrower that processed and sold agriculture-related products. Finally, these decreases were partially offset by a real estate-secured agricultural loan totaling $290,318 that was placed on non-accrual status.
Compared to last year, non-performing assets were higher due to an unusually low balance of non-accrual loans at June 30, 2005. Non-performing asset balances can vary significantly from period to period because they do not follow any particular pattern.
Allowance for Loan Losses
Our allowance for loan losses represents an estimate of possible losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. The allowance is calculated based on a systematic approach each quarter consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) and with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) Nos. 5 and 114. Our methodology for calculating the allowance for loan losses takes into consideration all loans in our portfolio using the following three factors:
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
When a loan, or a portion of a loan, is determined to be uncollectible, it is “charged-off,” which means it is removed from the balance sheet and the reduction is charged against the allowance for loan losses. Charge-offs resulting from uncollectible deposit account overdrafts are accounted for in the same manner.
Increases to the allowance occur when we expense amounts to the loan loss provision or when we recover previously charged-off loans. Decreases occur when we charge-off loans that are deemed uncollectible. We determine the appropriateness and amount of these charges by assessing the risk potential in our portfolio on an ongoing basis.
The following table presents activity in the allowance for loan losses:
Allowance for Loan and Credit Losses:
(dollars in thousands)

	Three Months Ended		Six Months ended
	June 30,		June 30,
	2006	2005	2006	2005
Allowance for loan losses, beginning of period	$8,866	$8,249	$9,526	$8,184
Charge-offs:
Commercial	51	55	536	77
Real estate	11	—	11	8
Agriculture	379	133	379	156
Consumer loans	—	55	—	100
Credit card and related accounts	1	19	44	43
Demand deposit overdrafts	68	47	110	77

Total charge-offs	510	309	1,080	461
Recoveries:
Commercial	3	36	21	39
Real estate	—	9	—	9
Agriculture	1	—	2	4
Consumer loans	3	8	9	14
Credit card and related accounts	5	—	6	3
Demand deposit overdrafts	33	38	57	39

Total recoveries	45	91	95	108
Provision for loan losses	1,270	650	1,820	850
Reclassify liability for off-balance-sheet financial instrument credit losses	—	—	(690)	—

Allowance for loan losses, end of period	9,671	8,681	9,671	8,681
Liability for off-balance sheet financial instrument credit losses	690	—	690	—

Allowance for credit losses	$10,361	$8,681	$10,361	$8,681

Ratio of net loans charged-off to average loans outstanding			0.14%	0.06%

Ratio of allowance for loan losses to loans at end of period			1.26%	1.39%

Ratio of allowance for credit losses to loans at end of period			1.35%	1.39%

During the first quarter of 2006, we reclassified our liability for credit losses from off-balance-sheet financial instruments. The liability represents our estimate of possible losses associated with off-balance-sheet financial instruments, which consist of commitments to extend credit, commitments under credit card arrangements, and commercial and standby letters of credit. We had previously included the liability as a component of the allowance for loan losses. Following the reclassification, the liability is included as a component of “Accrued interest payable and other liabilities” on our balance sheet.
Charge-offs during the six months ended June 30, 2006 consisted primarily of commercial and agricultural loans. During the first quarter of 2006, we charged-off $476,151 of commercial loans to a borrower that processed and sold agriculture-related products. During the second quarter of 2006, we charged-off $378,573 of agricultural loans to a potato grower. Potato prices have improved for the 2006 crop year; however, given the weakened financial condition of certain borrowers caused by depressed potato prices over the last several years, an elevated risk of loss remains in this part of the portfolio.
Our net charge-offs as a percentage of average gross loans, on an annualized basis, has averaged 0.22% during the last ten years and 0.28% during the last five years. Net charge-offs as a percentage of average gross loans were 0.28% and 0.12% on an annualized basis for the six months ended June 30, 2006 and 2005, respectively. We expect loan charge-offs will stabilize during the rest of 2006 and range between 0.22% and 0.25% of average gross loans at year-end.
As a percentage of average gross loans at year-end (including loans held for sale), our allowance for loan losses has ranged between 0.83% and 1.50% over the 10-year period from 1996 to 2005, averaging 1.28% on an annual basis. We expect our allowance for loan losses as a percentage of gross loans will trend downward if credit quality continues to improve.
LIABILITIES
Our liabilities consist primarily of retail and wholesale deposits, interest accrued on deposits, notes payable and obligations to pay interest and principal on junior subordinated debentures. Retail deposits include all deposits obtained within our branch network and represent our primary source for funding loan growth. Wholesale liabilities include wholesale deposits obtained outside of our branch network, correspondent bank borrowings and borrowings from Federal Home Loan Bank (“FHLB”). We utilize wholesale liabilities to manage interest rate risk and to support loan growth at times when loan growth outpaces retail deposit growth.
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
The following table presents the composition of our deposits:
Deposits:
(dollars in thousands)

	June 30, 2006		December 31, 2005		June 30, 2005
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing deposits	$236,075	31%	$220,450	31%	$205,378	30%
Interest bearing deposits	282,918	36%	278,070	39%	245,371	37%
Savings deposits	40,651	5%	41,128	6%	39,448	6%
Time certificates	217,678	28%	168,174	24%	178,693	27%

Total deposits	$777,322	100%	$707,822	100%	$668,890	100%

We present deposit totals at June 30, 2005 for comparative purposes because of the seasonal nature of our business. Due to the following factors, total deposits increased $69.50 million, or 10%, since December 31, 2005 and $108.43 million, or 16%, since June 30, 2005:
•	In order to support loan growth late in the second quarter of 2006, brokered certificates of deposit increased $36.63 million since December 31, 2005 and $24.52 million since June 30, 2005.

•	Gradually increasing deposit interest rates, marketing efforts and expanded relationships with individual customers resulted in retail deposit growth of $10.10 million since December 31, 2005 and $57.92 million since June 30, 2005. Retail deposit growth since December 31, 2005 was offset by $11.77 million of decreases as we reduced the deposit concentration of one large customer.

•	New wholesale liability relationships raised $18.00 million of mutual fund money market deposits and $6.76 million of wholesale public funds.

•	New branches in Pasco, Yakima and Sunnyside contributed $9.79 million to deposit growth.
Deposits concentrated in one significant customer totaled $40.06 million, or 5% of total deposits, and $51.84 million, or 7% of total deposits, at June 30, 2006 and December 31, 2005, respectively.
We believe that increasing our retail deposits will be an ongoing challenge. Deposit customers expect innovative banking products tailored to their needs and expect interest rates that are higher than those traditionally offered by banks. In addition, we compete for deposits with brokerage firm money market funds that offer aggressive pricing. We will continue to address these challenges by further developing our infrastructure and technologies to focus on customer convenience and efficiency. We will also continue to provide a superior level of customer service that allows us to expand our banking relationship with individual customers.
The following table presents a comparison of wholesale deposit balances, which are included in total deposits shown above:
Wholesale Deposits:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2006	2005	2005
Brokered certificates of deposit	$68,278	$31,644	$43,760
Direct certificates of deposit	3,137	9,715	15,958
Mutual fund money market deposits	18,000	—	—
Wholesale public funds	6,759	—	—

	$96,174	$41,359	$59,718

Brokered certificates of deposit are obtained through intermediary brokers that sell the certificates on the open market. Direct certificates of deposit are obtained through a proprietary network that solicits deposits from other financial institutions or from public entities. Mutual fund money market deposits are obtained from an intermediary that provides cash sweep services to broker-dealers and clearing firms. Wholesale public fund depositors typically have no ongoing banking relationship with us and expect higher interest rates consistent with other wholesale borrowings.
Brokered and direct certificates of deposit are classified as “Time certificates” on our balance sheet. Cash sweep funds and wholesale public fund deposits are classified as “Interest bearing demand deposits” on our balance sheet.
At June 30, 2006, maturities of brokered certificates of deposit ranged between one month and four years. Direct certificate of deposit maturities ranged from one month to two years. Mutual fund money market deposits and wholesale public funds are payable on demand, but the balances remained stable during the second quarter of 2006.

During the second quarter of 2006, loan growth outpaced retail deposit growth. In order to fund loan growth and supplement retail deposits, we raised $32.41 million of brokered certificates of deposit, net of maturities. We also raised $18.00 million of mutual fund money market deposits and $6.76 million of wholesale public funds. During periods when retail deposit growth lags loan growth, we will continue to utilize wholesale liabilities and other borrowings.
Notes Payable
Borrowings from Federal Home Loan Bank (“FHLB”) comprise the majority of our notes payable. At June 30, 2006, FHLB borrowings totaled $58.61 million, an increase of $13.77 million from the December 31, 2005 balance of $44.84 million, and an increase of $31.54 million compared to $27.07 million at June 30, 2005.
The following table presents FHLB balances and interest rates:
FHLB Borrowings:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2006	2005	2005
Amount outstanding at end of period	$58,615	$44,841	$27,066
Weighted average interest rate at end of period	4.18%	4.09%	3.71%
Maximum amount outstanding at any month-end and during the year	$58,615	$44,841	$33,836
Average amount outstanding during the period	$24,758	$34,380	$33,326
Average weighted interest rate during the period	4.03%	3.64%	3.54%
We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. At June 30, 2006, maximum borrowings under these lines of credit totaled $42.40 million, of which $24.00 million was available based on outstanding borrowings of $18.00 million. At December 31, 2005, maximum borrowings on lines of credit totaled $42.40 million; no line of credit borrowings were outstanding at December 31, 2005. Other notes payable consisted of a Treasury Tax and Loan note payable for $850,000 at June 30, 2006 and December 31, 2005.
Our borrowings increased late in the second quarter of 2006 in order to meet liquidity requirements after significant loan growth. We will continue to supplement our retail deposit and wholesale deposit funds with note payable borrowings in order to support loan growth and liquidity requirements.
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
The following table presents a comparison of contract commitment amounts:
Commitments:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2006	2005	2005
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$242,221	$200,916	$161,785
Undisbursed credit card lines of credit	20,943	19,582	19,325
Commercial and standby letters of credit	2,886	2,309	2,384

	$266,050	$222,807	$183,494

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
Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. At June 30, 2006, commitments to extend credit for overdrafts totaled $10.47 million, which represents our estimated total exposure if virtually every customer utilized the full amount of this protection at one time. Year-to-date average usage outstanding is much lower than this commitment, totaling approximately $241,000, or 2% of the total exposure at June 30, 2006; approximately $248,000 or 3% of the total exposure at December 31, 2005; and approximately $245,000, or 2% of the total exposure at June 30, 2005.

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
The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended June 30,			Three Months Ended June 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2006	2005	Change	2006	2005	Change
Taxable securities	$22,599	$22,234	$365	3.97%	3.18%	0.79%
Nontaxable securities	11,806	12,864	(1,058)	7.08%	6.96%	0.12%
Interest bearing deposits	13,284	17,542	(4,258)	4.83%	2.58%	2.25%
Federal funds sold	24,822	29,767	(4,945)	5.11%	2.86%	2.25%
Loans	708,005	607,280	100,725	8.95%	7.97%	0.98%

Interest-earning assets	780,516	689,687	90,829	8.59%	7.44%	1.15%

Nonearning assets	58,556	52,479	6,077

Total assets	$839,072	$742,166	$96,906

Savings & interest bearing deposits	$312,877	$269,715	$43,162	2.03%	1.27%	0.76%
Time certificates	184,479	174,562	9,917	3.95%	3.30%	0.65%
Borrowed funds	37,946	35,033	2,913	4.84%	4.05%	0.79%

Interest bearing liabilities	535,302	479,310	55,992	2.89%	2.21%	0.68%

Non-interest bearing demand deposits	216,611	189,935	26,676
Other liabilities	4,808	2,141	2,667
Shareholders’ equity	82,351	70,780	11,571

Total liabilities and shareholders’ equity	$839,072	$742,166	$96,906

	Six Months Ended June 30,			Six Months Ended June 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2006	2005	Change	2006	2005	Change
Taxable securities	$22,862	$24,313	$(1,451)	3.87%	2.91%	0.96%
Nontaxable securities	12,138	13,017	(879)	7.10%	7.05%	0.05%
Interest bearing deposits	13,200	19,091	(5,891)	4.45%	2.47%	1.98%
Federal funds sold	27,937	35,352	(7,415)	4.71%	2.60%	2.11%
Loans	697,231	592,925	104,306	8.83%	8.01%	0.82%

Interest-earning assets	773,368	684,698	88,670	8.43%	7.38%	1.05%

Nonearning assets	55,809	51,927	3,882

Total assets	$829,177	$736,625	$92,552

Savings & interest bearing deposits	$319,155	$269,037	$50,118	1.99%	1.19%	0.80%
Time certificates	180,137	177,200	2,937	3.94%	3.24%	0.70%
Borrowed funds	33,963	36,588	(2,625)	4.74%	3.95%	0.79%

Interest bearing liabilities	533,255	482,825	50,430	2.82%	2.15%	0.67%

Non-interest bearing demand deposits	211,383	182,131	29,252
Other liabilities	3,668	2,505	1,163
Shareholders’ equity	80,871	69,164	11,707

Total liabilities and shareholders’ equity	$829,177	$736,625	$92,552

Net interest income increased $5.00 million, or 25%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Net interest income increased $2.70 million, or 27%, for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Increases in net interest income are primarily due to growth of our loan portfolio and interest rate increases on variable rate loans following a series of increases in the Fed Funds rate during 2005 and 2006.
The following table presents increases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes
(dollars in thousands)

	Three months ended June 30,			Six months ended June 30,
	2006 over 2005			2006 over 2005
	Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Loans	$2,038	$1,691	$3,729	$4,377	$2,608	$6,985
Investment securities
Taxable securities	4	44	48	(18)	106	88
Nontaxable securities	(17)	7	(10)	(32)	10	(22)
Balances due from banks	(26)	74	48	(71)	128	57
Federal funds sold	(34)	139	105	(93)	289	196

Total	1,965	1,955	3,920	4,163	3,141	7,304

Interest bearing liabilities:
Interest bearing checking and savings accounts	143	593	736	307	1,244	1,551
Time deposits	84	294	378	72	601	673
Borrowed funds	30	74	104	(45)	128	83

Total	257	961	1,218	334	1,973	2,307

Net increase (decrease) in net interest income	$1,708	$994	$2,702	$3,829	$1,168	$4,997

As shown above, increases in net interest income are primarily attributable to loan volume increases. During the last several years, we have positioned our balance sheet to be asset sensitive, meaning that the assets re-price, or adjust to market interest rates, more frequently than the liabilities. As a result, at the same time that we have increased our loan volume, our net interest income has also benefited from the series of increases in the Fed Funds rate since August 2004.
Increases in net interest income were partially offset by the rising cost of funds due to increased interest rates on our retail deposits and due to our expanded use of wholesale liabilities. Our relationship pricing strategy, whereby we selectively offer higher rates to certain customers, combined with our success at gathering low cost deposits, has minimized increases in our overall cost of funds.

Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration. As a result of several factors, our tax equivalent net interest margin measured 6.60% for the three months ended June 30, 2006 and 6.49% for the six months ended June 30, 2006. First, our asset sensitive balance sheet has re-priced to higher interest rates as the Fed Funds rate has increased. Second, we have minimized increases in our deposit interest rates by employing a relationship pricing strategy. Finally, we have selectively utilized wholesale liabilities during periods of slow deposit growth. While wholesale liabilities generally carry higher interest rates, this strategy allowed us to avoid across-the-board increases in our deposit portfolio that would have resulted in relatively higher total interest costs.
Approximately 58% of our variable rate loan portfolio will re-price during the next three months. If interest rates continue to rise, interest income from these re-pricing loans will increase. We expect our net interest margin will remain stable or compress slightly due to the continued competitive pressures on our deposit interest rates and resulting increase in our cost of funds.
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
The following table presents the balances and percentage changes in non-interest income:
Non-Interest Income:
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% change	2006	2005	% change
Service charges and fees	$1,192	$1,190	0%	$2,322	$2,363	-2%
Credit card discounts and fees	121	117	3%	227	230	-1%
Financial services revenue	243	156	56%	442	300	47%
Mortgage servicing, net	—	83	-100%	—	172	-100%
Mortgage loan origination income	457	391	17%	847	717	18%
Service release premium	255	220	16%	473	381	24%
Gain / (loss) on mortgage sales	(16)	30	-153%	14	75	-81%
Loss sale of securities	—	(1)	-100%	—	(1)	-100%
Loss on sale of assets	(39)	(39)	0%	(86)	(38)	126%
Gain on sale of MSA	—	561	-100%	—	561	-100%
Other non-interest Income	177	276	-36%	470	527	-11%

Total non-interest Income	$2,390	$2,984	-20%	$4,709	$5,287	-11%

During the three months ended June 30, 2005, we recognized a $560,588 of gain on the sale of our Mortgage Servicing Asset (“MSA”). Excluding the MSA gain, non-interest income remained stable for the three month and six month periods ended June 30, 2006 compared to the same periods in 2005.

Provision for Loan Losses
Our provision for loan losses represents an expense against current period income that allows us to establish an adequate allowance for loan losses and deposit account overdrafts. Charges to the provision for loan losses result from our ongoing analysis of possible losses in our loan portfolio.
Increases in the provision for loan losses during the three and six month periods ended June 30, 2006 compared to the same periods in 2005 resulted primarily from an increase in loan growth and to a lesser extent relatively higher charge-offs during 2006.
Non-Interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs and various other non-interest expenses.
The following table presents the components of and changes in non-interest expense:
Non-Interest Expense:
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	% change	2006	2005	% change
Salaries and employee benefits	$4,814	$4,044	19%	$9,392	$7,731	21%
Occupancy expense	918	763	20%	1,784	1,560	14%
Advertising expense	168	125	34%	320	184	74%
Electronic connection fees	104	62	68%	210	127	65%
Consulting fees	4	91	-96%	61	173	-65%
Software licensing	95	100	-5%	176	203	-13%
Other non-interest expense	2,024	1,792	13%	3,960	3,570	11%

Total non-interest expense	$8,127	$6,977	16%	$15,903	$13,548	17%

Year-over-year increases in non-interest expense were primarily due to increases in salaries and employee benefits. Salary and employee benefit increases for the three months ended June 30, 2006 compared to the same period in 2005 were comprised of two components. Approximately 54% of the increase was attributable to an increase in employees hired to staff new branches and new administration support positions. The remaining 46% of the increase was due to increases in salaries resulting from annual merit increases and increases to remain competitive with market salaries.
For the six months ended June 30, 2006 compared to the same period in 2005, 58% of the increase in salaries and employee benefits was attributable to new hiring; 42% of the increase was due to merit increases and market salary adjustments.
Occupancy expense, advertising expense and electronic connection fees increased as a result of increased marketing efforts and branch expansion. These increases were offset by reductions in consulting fees and software licensing expense. During the first quarter of 2005, we incurred significant costs to update our disaster recovery and business continuity plans and to comply with the Community Reinvestment Act and the Sarbanes-Oxley Act of 2002.
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Because income growth outpaced increases in non-interest expense, our efficiency ratio decreased from 54.15% to 54.02% on a year-to-date basis compared to 2005. During the second quarter of 2006, our efficiency ratio also decreased from 54.92% to 53.60%, compared to the second quarter of 2005. Although our investments in branch expansion and administration resources will contribute to our long-term growth, we expect our efficiency ratio will increase in the short-term.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We have adopted policies to address our liquidity requirements, particularly with respect to customer needs for borrowing and deposit withdrawals. Our main sources of liquidity are customer deposits; sales and maturities of investment securities; the use of federal funds; brokered certificates of deposit; and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and are often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition, economic conditions and other factors.
Measurable liquid assets include the following: cash and due from banks, excluding vault cash; interest bearing deposits with other banks; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $111.97 million, or 12% of total assets, at June 30, 2006, compared to $84.04 million, or 10% of total assets, at December 31, 2005.
Our liquidity was relatively stable during the first quarter of 2006, although we did add, net of maturities, $4.23 million of brokered deposits and $5.38 million of public fund deposits in part to support anticipated loan growth and also to replace two certificates of deposit totaling $7.50 million that matured.
Liquidity decreased during the second quarter of 2006 due to strong loan growth. As a result, we raised additional brokered deposits of $32.41 million, net of maturities; we also utilized lines of credit at FHLB and correspondent banks to borrow $54.00 million at the end of June 2006.
Based on historical patterns, we expect liquidity will decrease during the third quarter due to continued loan growth; during the fourth quarter we expect liquidity will increase as loan growth subsides. We will continue to rely on retail branch deposit growth and, when necessary, we will utilize wholesale liabilities and other borrowings to meet our liquidity needs.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash from operating activities increased $5.01 million, or 75%, for the six months ended June 30, 2006 compared to the same period in 2005. This was the result of the increase in net income and timing differences in the receipt and payment of accrued income and accrued expenses. Because of these timing differences, comparisons of cash flows from operating activities across different periods is not meaningful.
Net cash from investing activities decreased $50.75 million, or 164%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The decrease was primarily the result of an increase in loan growth for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. To a lesser extent, the decrease was also due to a decrease in total investment maturities during 2006, an increase in property and equipment purchases related to branch expansion during 2006 and sale proceeds from our mortgage servicing asset received in 2005.
Net cash from financing activities increased $46.02 million, or 85%, for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase was the result of an increase in time deposit growth and note payable borrowings, offset by a decrease in the growth of demand and savings deposits.

Shareholders’ Equity
At June 30, 2006, shareholders’ equity totaled $83.44 million, compared to $77.49 million at December 31, 2005, an increase of 8%. The 2006 year-to-date change is primarily attributable to year-to-date net income totaling $7.33 million, which was partially offset by dividends declared or paid of $1.89 million.
During the second quarter of 2006, the Board of Directors declared a dividend of $0.10 per share, payable July 31, 2006 to shareholders of record as of July 14, 2006. Based on cash dividends paid and declared in 2006, approximately 26% of our year-to-date earnings will have been returned to shareholders, with the remainder being retained in the form of shareholders’ equity for the purpose of leveraging future balance sheet growth.
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
The following table presents Columbia’s capital ratios as compared to regulatory minimums:
Capital Ratios:

			June 30, 2006	December 31, 2005
		Well-
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	9.83%	9.41%
Total risk-based capital	8.00%	10.00%	11.08%	10.66%
Leverage ratio	4.00%	5.00%	9.77%	8.91%
We intend to remain “well-capitalized” by regulatory definition. Regulatory capital levels historically decrease during the second and third quarters as loan demand increases.
We plan to use our excess capital for continued cash dividends, stock repurchases and new branch expansion. We will also consider retiring a portion of, or all of, the trust preferred securities at the first available prepay date in December 2007.
We also expect to open two to three new branches during 2007 around the greater Portland, Oregon metropolitan area. We believe these market areas will contribute to continued loan and deposit growth. New branch openings will require capital resources for the following: construction of branch buildings and/or commitments on leased property, hiring new branch personnel, hiring administrative personnel to support branch operations and costs related to general overhead. We plan to utilize excess capital, resources generated by our continuing operations and other borrowings to fund our anticipated branch expansion.

Stock Repurchase Plan
In June 2006, the Board of Directors renewed a plan to repurchase shares of Columbia’s common stock. The Board believes the repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.50 million until the expiration date, June 30, 2007, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. During the six months ended June 30, 2006, we did not repurchase any stock under the stock repurchase plan.
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
At June 30, 2006, our goodwill totaled $7.39 million as a result of business combinations. We follow SFAS No. 142 that requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment.
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
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
(a) Columbia Bancorp’s 2006 Annual Meeting of Shareholders was held on April 27, 2006 in The Dalles, Oregon.
(b) The following matter was voted on at the Annual Meeting:
Proposal 1 — Election of directors with terms expiring in 2009. Votes were as follows:

	Number of Votes		% Voting
	Yes	Withheld	by Proposal
Richard E. Betz	8,587,451	12,025	86.49%
Lori R. Boyd	8,512,465	87,011	85.74
Jean S. McKinney	8,587,407	12,069	86.49
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a)	Exhibits
3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999).

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998).

4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033.*

4.2	Form of Floating Rate Junior subordinated Debt Security due 2033.*

10.1	Employment agreement between Roger L. Christensen and Columbia Bancorp effective as of April 15, 2006.

10.2	Employment agreement between Greg B. Spear and Columbia Bancorp effective as of April 15, 2006.

10.3	Employment agreement between Craig J. Ortega and Columbia River Bank effective as of April 15, 2006.

10.4	Employment agreement between Britt W. Thomas and Columbia River Bank effective as of April 15, 2006.

10.5	Employment agreement between R. Shane Correa and Columbia River Bank effective as of April 15, 2006.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to Columbia Bancorp’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP
Dated: August 8, 2006	/s/ Roger L. Christensen
Roger L. Christensen
President & Chief Executive Officer

Dated: August 8, 2006	/s/ Greg B. Spear
Greg B. Spear
Executive Vice President & Chief Financial Officer