Form 10-Q
period 2006-09-30
COLUMBIA BANCORP \OR\
filed 2006-11-09
CIK 1010002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 2, 2006, there were 9,967,883 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
September 30, 2006

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
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$33,696,943	$34,631,688
Interest bearing deposits with other banks	59,032,258	23,175,188
Federal funds sold	31,493,039	29,281,599

Total cash and cash equivalents	124,222,240	87,088,475

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	21,644,607	17,233,060
Equity securities available-for-sale, at fair value	628,824	611,148
Debt securities held-to-maturity, at amortized cost, estimated fair value $14,893,310 and $16,749,021 at September 30, 2006 and December 31, 2005, respectively	14,734,639	16,497,131
Restricted equity securities	2,439,100	2,439,100

Total investment securities	39,447,170	36,780,439

LOANS
Loans held-for-sale	6,206,763	5,879,320
Loans, net of allowance for loan losses and unearned loan fees	766,576,314	671,806,637

Total loans	772,783,077	677,685,957

OTHER ASSETS
Property and equipment, net of accumulated depreciation	18,087,205	15,783,509
Accrued interest receivable	7,525,340	5,615,098
Goodwill	7,389,094	7,389,094
Other assets	12,988,963	10,896,746

Total other assets	45,990,602	39,684,447

TOTAL ASSETS	$982,443,089	$841,239,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$233,942,211	$220,450,133
Interest bearing demand deposits	275,811,067	278,070,340
Savings accounts	38,744,919	41,127,626
Time certificates	264,500,821	168,174,061

Total deposits	812,999,018	707,822,160

OTHER LIABILITIES
Notes payable	70,588,546	45,690,951
Accrued interest payable and other liabilities	7,307,901	6,109,717
Junior subordinated debentures	4,124,000	4,124,000

Total other liabilities	82,020,447	55,924,668

TOTAL LIABILITIES	895,019,465	763,746,828

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 9,957,339 issued and outstanding (8,965,408 at December 31, 2005)	54,388,952	33,425,084
Retained earnings	33,090,024	44,189,700
Accumulated other comprehensive loss, net of taxes	(55,352)	(122,294)

TOTAL SHAREHOLDERS’ EQUITY	87,423,624	77,492,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$982,443,089	$841,239,318

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
INTEREST INCOME
Interest and fees on loans	$18,119,003	$13,171,396	$48,650,809	$36,717,801
Interest on investments:
Taxable investment securities	255,808	201,291	694,504	552,616
Nontaxable investment securities	135,087	147,448	412,904	447,658
Other interest income	409,301	478,056	1,352,754	1,167,665

Total interest income	18,919,199	13,998,191	51,110,971	38,885,740

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	1,912,604	1,096,769	5,055,509	2,688,537
Interest on time deposit accounts	2,582,687	1,525,674	6,101,711	4,371,691
Other borrowed funds	512,257	314,006	1,310,796	1,030,634

Total interest expense	5,007,548	2,936,449	12,468,016	8,090,862

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	13,911,651	11,061,742	38,642,955	30,794,878
PROVISION FOR LOAN LOSSES	330,000	1,230,000	2,150,000	2,080,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	13,581,651	9,831,742	36,492,955	28,714,878

NON-INTEREST INCOME
Service charges and fees	934,804	1,238,637	3,256,724	3,602,126
Mortgage banking revenue	935,304	766,719	2,268,848	2,110,919
Financial services revenue	206,882	174,390	648,579	474,375
Credit card discounts and fees	136,396	136,231	363,202	366,190
Other non-interest income	422,572	223,703	807,337	1,273,372

Total non-interest income	2,635,958	2,539,680	7,344,690	7,826,982

NON-INTEREST EXPENSE
Salaries and employee benefits	5,951,694	4,297,656	15,343,210	12,028,863
Occupancy expense	1,036,436	773,424	2,820,683	2,333,586
Other non-interest expenses	2,352,970	2,069,928	7,080,041	6,326,574

Total non-interest expense	9,341,100	7,141,008	25,243,934	20,689,023

INCOME BEFORE PROVISION FOR INCOME TAXES	6,876,509	5,230,414	18,593,711	15,852,837
PROVISION FOR INCOME TAXES	2,633,871	1,704,371	7,021,964	5,572,138

NET INCOME	4,242,638	3,526,043	11,571,747	10,280,699

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding gains (losses) arising during the period	131,758	(74,123)	79,651	(122,239)
Reclassification adjustment for losses included in net income	—	—	—	901
Decrease in fair value of interest rate swap	(25,658)	(27,848)	(12,709)	(43,148)

Total other comprehensive income (loss), net of taxes	106,100	(101,971)	66,942	(164,486)

COMPREHENSIVE INCOME	$4,348,738	$3,424,072	$11,638,689	$10,116,213

Earnings per share of common stock(1)
Basic	$0.43	$0.36	$1.17	$1.05
Diluted	$0.42	$0.35	$1.14	$1.02
Weighted average common shares outstanding(1)
Basic	9,902,410	9,824,651	9,872,609	9,792,102
Diluted	10,180,091	10,084,133	10,148,602	10,039,652
See accompanying notes.

(1)	Prior periods have been adjusted to reflect the 10% stock dividend issued in 2006.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,571,747	$10,280,699
Adjustments to reconcile net income to net cash from operating activities:
Loss on sale or write-down of property and equipment	90,871	33,853
Net (accretion) amortization of premiums and discounts on investment securities	(30,607)	49,598
Depreciation on property and equipment	1,442,252	1,224,232
Amortization of mortgage servicing asset	—	116,972
Federal Home Loan Bank stock dividend	—	(9,900)
Stock-based compensation expense	225,684	25,538
Deferred income tax benefit	(361,013)	(1,328,242)
Provision for loan losses	2,150,000	2,080,000
Provision for losses from off-balance sheet financial instruments	53,000	—
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(1,910,242)	(2,213,297)
Proceeds from the sale of mortgage loans held-for-sale	71,249,631	59,287,065
Production of mortgage loans held-for-sale	(71,577,074)	(54,550,020)
Other assets	1,137,424	(7,762,726)
Accrued interest payable and other liabilities	(2,297,421)	(22,339)

NET CASH FROM OPERATING ACTIVITIES	11,744,252	7,211,433

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	—	100,000
Proceeds from the maturity of available-for-sale securities	4,685,000	8,000,000
Proceeds from the maturity of held-to-maturity securities	1,955,782	2,469,051
Purchases of held-to-maturity securities	(205,907)	(2,422,086)
Purchases of available-for-sale securities	(8,930,922)	(1,964,534)
Purchases of equity securities	(16,922)	—
Net change in loans made to customers	(96,229,677)	(71,789,025)
Proceeds from the sale of mortgage servicing asset	—	1,837,503
Investment in low-income housing tax credits	(105,000)	(109,750)
Investment in state energy tax credits	(226,068)	(56,684)
Proceeds from the sale of property and equipment	—	5,311
Proceeds from the sale of other real estate owned	—	188,896
Purchases of property and equipment	(3,836,819)	(915,440)

NET CASH FROM INVESTING ACTIVITIES	(102,910,533)	(64,656,758)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	8,850,098	118,256,165
Net change in time deposits	96,326,760	(10,677,212)
Net borrowings (repayments) of short-term notes payable	29,737,393	(399,377)
Net repayments of long-term notes payable	(4,839,798)	(8,586,021)
Cash paid for dividends and fractional shares	(2,776,320)	(2,400,630)
Proceeds from stock options exercised	659,088	717,963
Cash retained from tax deductibility of stock options exercised	342,825	—

NET CASH FROM FINANCING ACTIVITIES	128,300,046	96,910,888

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,133,765	39,465,563
CASH AND CASH EQUIVALENTS, beginning of period	87,088,475	57,978,799

CASH AND CASH EQUIVALENTS, end of period	$124,222,240	$97,444,362

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$12,585,537	$9,637,873
Taxes paid in cash	6,650,000	7,236,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$79,651	$(122,339)
Change in fair value of interest rate swap, net of taxes	(12,709)	(43,148)
Cash dividend declared and payable after quarter-end	995,774	804,269
Transfer of loans to other real estate owned	—	84,453
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Loss	Equity
BALANCE, December 31, 2004	8,839,151	$32,140,776	$33,816,489	$(80,287)	$65,876,978
Stock options exercised and stock awards	115,969	936,853	—	—	936,853
Income tax benefit from stock options exercised	—	410,137	—	—	410,137
Restricted stock granted	16,658	77,196	—	—	77,196
Stock repurchase	(6,370)	(139,878)	—	—	(139,878)
Cash dividends paid	—	—	(2,409,376)	—	(2,409,376)
Cash dividends declared	—	—	(887,575)	—	(887,575)
Net income and comprehensive income	—	—	13,670,162	(42,007)	13,628,155

BALANCE, December 31, 2005	8,965,408	33,425,084	44,189,700	(122,294)	77,492,490

Stock-based compensation expense	—	160,093	—	—	160,093
Stock options exercised and stock awards	95,785	674,046	—	—	674,046
Income tax benefit from stock options exercised	—	342,825	—	—	342,825
10% stock dividend and cash paid for fractional shares	896,146	19,786,904	(19,795,632)	—	(8,728)
Cash dividends paid	—	—	(1,880,057)	—	(1,880,057)
Cash dividends declared	—	—	(995,734)	—	(995,734)
Net income and comprehensive income	—	—	11,571,747	66,942	11,638,689

BALANCE, September 30, 2006	9,957,339	$54,388,952	$33,090,024	$(55,352)	$87,423,624

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Basis of Presentation

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

The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. Certain amounts for 2005 have been reclassified to conform to the 2006 presentation. The results of operations for the three months and nine months ended September 30, 2006, are not necessarily indicative of results to be anticipated for the year ending December 31, 2006.

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

SFAS No. 123(R) supersedes Columbia’s previous accounting under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” As permitted by SFAS No. 123, Columbia measured compensation cost for options granted prior to December 31, 2005, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no expense recognition was given to these prior stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were credited to equity.

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
In 2002, Columbia entered into an employment agreement with its chief executive officer (“CEO”) pursuant to which the CEO was granted 17,340 units of phantom stock at $8.15 per unit, retroactively adjusted for stock dividends and splits, and exercisable after December 31, 2002. Columbia accrues or reduces expense based on the difference between the market value of its common stock and the phantom stock exercise price at each period-end measurement date. Columbia’s liability for the phantom stock grant totaled $241,546 at December 31, 2005 based on the fair value of Columbia’s common stock. In September 2006, 17,340 phantom stock units were exercised at $25.00 per unit, resulting in a net cash payment of $292,179. At September 30, 2006, no phantom stock units were outstanding.
In 2005, Columbia established a restricted stock benefit program intended for senior management. The program was approved by the Board of Directors in accordance with the 1999 Stock Option Plan. Restricted shares are granted at the discretion of the Board of Directors. In November 2005, 19,250 shares were awarded, 25% of which vested immediately and were not restricted. The remaining shares are restricted based on continued employment and vest equally over three years. In August 2006, 16,500 shares were awarded, 20% of which vested immediately and were not restricted. The remaining shares are restricted based on continued employment and vest equally over four years. Recipients of restricted stock do not pay cash consideration for the shares. Recipients also have the right to vote and receive dividends on restricted shares. Compensation expense related to restricted stock is recognized over the requisite service period based on the fair value of Columbia stock on the grant date.

Stock-based compensation and recognized tax benefits were as follows for the three months and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
	Stock-Based	Recognized
	Compensation	Tax Benefits	Stock-Based	Recognized
	(Benefit)	(Expense)	Compensation	Tax Benefits
Restricted stock awards	$114,450	$42,862	$162,247	$60,762
Stock options	2,768	1,037	12,804	4,795
Phantom stock	(1,214)	(455)	50,633	18,962

	$116,004	$43,444	$225,684	$84,519

	Three months ended		Nine months ended
	September 30, 2005		September 30, 2005
	Stock-Based	Recognized
	Compensation	Tax Benefits	Stock-Based	Recognized
	(Benefit)	(Expense)	Compensation	Tax Benefits
Phantom stock	$76,140	$27,867	$25,538	$9,347

At September 30, 2006, unrecognized stock-based compensation totaled $523,762 and will be expensed over a weighted average period of 1.69 years.
Stock option activity during the nine months ended September 30, 2006 was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2005	615,282	$11.05
Granted	—	—
Exercised	(79,921)	8.43		$1,215,712

Canceled	(509)	16.44

Stock options outstanding, September 30, 2006	534,852	$11.44	6.07	$7,031

Stock options exercisable, September 30, 2006	520,772	$11.32	6.04	$6,908

Unvested restricted stock award activity during the nine months ended September 30, 2006 was as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested restricted stock awards, December 31, 2005	14,432	19.86
Granted	16,500	23.52
Vested	(3,300)	23.52
Forfeited	—	—

Unvested restricted stock awards, September 30, 2006	27,632	21.61

The following table presents the pro forma effect on net income and earnings per share if Columbia had applied the fair value recognition provisions of SFAS 123 in prior periods:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(dollars in thousands)	2005	2005
Net income, as reported	$3,526	$10,281
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(5)	(202

Pro forma net income	$3,521	$10,079

Earnings per share:(1)
Basic — as reported	$0.36	$1.05
Basic — pro forma	0.36	1.03
Diluted — as reported	0.35	1.02
Diluted — pro forma	0.35	1.00

(1)	Adjusted to retroactively reflect the 10% stock dividend issued in 2006.

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

The risk-free interest rate assumption is based upon U.S. Treasury rates consistent with the term of Columbia’s stock options.

The estimated fair value of options granted during the three months and nine months ended September 30, 2005 was based on the following assumptions:

Dividend yield	1.82%
Expected life	6 years
Expected volatilty	40.84%
Risk-free rate	2.05% - 3.34%
There were no options granted during the nine months ended September 30, 2006.

4.	Loans and Allowance for Loan Losses

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

Loans on non-accrual status at September 30, 2006 and December 31, 2005, were $4.90 million and $5.69 million, respectively. At September 30, 2006, agricultural loans to a potato industry borrower comprised $3.53 million, or 72%, of non-performing assets.

The allowance for loan losses represents an estimate of possible losses associated with the Bank’s loan portfolio and deposit account overdrafts. The estimate is based on evaluations of loan collectibility and prior loan loss experience. Evaluations consider factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower’s ability to pay. Increases to the allowance for loan losses occur when amounts are expensed to the provision for loan losses or previously charged-off loans are recovered; decreases occur when loans are charged-off.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS 156 to have a material impact on the consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.” SAB 108 provides guidance on quantifying prior year reversals or carryovers of financial statement misstatements. Management does not expect the adoption of SAB 108 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires employers to recognize the funded status of defined benefit postretirement plans as an net asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains various forward-looking statements that are intended to be covered by the safe harbor provided by Section 21D of the Securities Exchange Act of 1933, as amended. These statements include statements about our present plans and intentions, about our strategy, growth, and deployment of resources, and about our expectations for future financial performance. Forward-looking statements use prospective language, including words like “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, “plans”, “intends”, or other similar terminology.
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
We had a network of 23 branches at September 30, 2006. In Oregon, we operate 14 full-service branch facilities and three limited-service branch facilities that serve the northern and eastern Oregon communities of The Dalles (2), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond (2), and Bend (4), and the communities of McMinnville (3), Canby and Newberg in the Willamette Valley. We also operate a loan production office in Lake Oswego, Oregon that focuses on commercial loans to real estate builders and developers and residential mortgage loans in the Portland metropolitan area. In Washington, we operate six full-service branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside and Richland.
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

The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:

	As of and for the			As of and for the
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			%			%
(dollars in thousands except per share data)	2006	2005	Change	2006	2005	Change
Return on average assets	1.83%	1.78%		1.80%	1.82%
Return on average equity	19.63%	19.14%		18.75%	19.51%
Net interest margin, tax equivalent basis	6.44%	6.01%		6.47%	5.91%
Efficiency ratio	56.45%	52.50%		54.89%	53.57%

Net income	$4,243	$3,526	20%	$11,572	$10,281	13%
Earnings per diluted common share (1)	$0.42	$0.35	19%	$1.14	$1.02	12%
Total loans, gross (2)				784,203	659,405	19%
Total assets				982,443	821,048	20%
Deposits				812,999	714,523	14%

Book value per common share				$8.78	$7.59	16%
Tangible book value per common share				$8.04	$6.84	18%

(1)	Adjusted to retroactively reflect the 10% stock dividend issued in 2006.

(2)	Loans include portfolio and loans held for sale and exclude allowance for loan losses and unearned loan fees.
Financial Highlights
Highlights of the three month and nine month periods ended September 30, 2006 were as follows:
•	New branches in Richland, Pasco, Yakima and Sunnyside, Washington contributed to loan and deposit growth and increases in net interest income and non-interest expenses.

•	Loan growth from our new and existing branches, combined with Federal Reserve interest rate increases, resulted in significant increases in loan interest income.

•	Non-accrual loans increased due to the inclusion of agricultural loans to a potato industry borrower.

•	Strong net interest margin was maintained in spite of higher interest rates on deposit accounts and expanded use of wholesale liabilities.

•	Salaries and benefits increased due to new hiring associated with our expansion efforts, annual merit increases, market salary adjustments, higher incentive compensation, a deferred compensation measurement adjustment and restricted stock awards.
Operational Highlights
In January 2006, we opened our new Meadow Springs Branch in Richland, Washington to replace and expand our prior temporary location in Kennewick, Washington. The 10,000 square foot facility serves as our flagship for the Tri-Cities area, which includes the Washington cities of Richland, Kennewick and Pasco.

In February 2006, we completed construction and opened our new Cherry Heights Branch, which is located west of downtown The Dalles, Oregon. The branch replaces our former Westside Branch, which was located in a Safeway supermarket, and provides a freestanding location that offers a more convenient banking alternative for our customers. It features a five lane vehicle drive-up including two drive-up ATMs and space available for lease to a drive-up business.
In May 2006, we opened new branches in Yakima and Sunnyside, Washington. Because the cities are located along the Interstate 82 corridor, the expansion complements our existing presence in the Tri-Cities. The market area also fits our target demographic with populations of approximately 83,000 in Yakima, 15,000 in Sunnyside and 150,000 in the area surrounding both cities. We expect the new locations will continue to increase and diversify our loan and deposit portfolios and provide geographic and economic diversification.
In May 2006, we opened a loan production office in Lake Oswego, Oregon to focus on commercial loans to real estate builders and developers, and residential mortgage loans in the Portland metropolitan area. The operations of our loan production team were formerly housed in our Newberg, Oregon branch.
In June 2006, we completed construction and opened our new Pasco Branch. The 3,700 square foot branch serves the northwestern Tri-Cities area and focuses on small business relationships and expansion of our consumer product base. It features a four lane vehicle drive-up including two drive-up ATMs.
MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as operating cash and various investment securities.
Investment Securities
Our investment securities portfolio consists of bank-qualified municipal debt securities, debt securities issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Investment securities totaled $39.45 million at September 30, 2006, an increase of $2.67 million compared to December 31, 2005. Since December 31, 2005, securities totaling $6.64 million matured, which were offset by $9.15 million of securities purchased.
Qualifying securities may be pledged as collateral for public agency deposits or other borrowings. At September 30, 2006, $24.71 million, or 63%, of the portfolio was pledged, compared to $20.19 million, or 55%, at December 31, 2005.
Net unrealized losses on available-for-sale debt and equity securities totaled $184,728, or $115,546 net of tax, at September 30, 2006, compared to net unrealized losses of $307,883, or $195,197 net of tax, at December 31, 2005. Net unrealized losses decreased as older securities in a net unrealized loss position matured and were replaced with new securities purchased at current market values. The overall net unrealized losses are primarily attributable to market interest rate increases. Generally, as interest rates increase, the fair value of securities earning lower interest rates decreases. We currently have no plans to liquidate our available-for-sale securities.

Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development, real estate, commercial, consumer, agriculture and credit cards.
The following table presents our loan portfolio by loan type:
Loans:

	September 30, 2006		December 31, 2005		September 30, 2005
		Percent of		Percent of		Percent of
(dollars in thousands)	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Commercial loans	$120,990	16%	$101,261	15%	$101,914	16%
Agricultural loans	95,584	12%	84,271	12%	82,543	13%
Real estate loans	333,758	43%	291,285	43%	293,056	45%
Real estate loans — construction	206,327	27%	184,331	27%	152,931	23%
Consumer loans	12,701	1%	13,775	2%	13,386	2%
Other loans	8,636	1%	7,923	1%	8,321	1%

	777,996		682,846		652,151
Allowance for loan losses	(9,916)	-1%	(9,526)	-1%	(9,202)	-1%
Unearned loan fees	(1,504)	0%	(1,513)	0%	(1,716)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	766,576		671,807		641,233

Loans held for sale	6,207	1%	5,879	1%	7,254	1%

Total loans	$772,783	100%	$677,686	100%	$648,487	100%

At September 30, 2006, our net loan portfolio (excluding loans held for sale) was $766.58 million, an increase of $94.77 million, or 14%, compared to $671.81 million at December 31, 2005. New branches in Yakima, Sunnyside and Pasco, Washington along with our expanded Meadow Springs branch in Kennewick, Washington contributed $39.50 million in net loan growth since December 31, 2005.
Consistent with historical trends, loan growth was flat during the first quarter of 2006. During the first part of the second quarter of 2006, loans grew at a steady pace due to normal seasonal activity of agricultural and real estate borrowers. Loan growth accelerated late in the second quarter due to loans produced at our new branches in Yakima and Sunnyside, and attractive loan pricing offered to select commercial borrowers. During the third quarter of 2006, loan growth continued at a more moderate pace compared to the second quarter of 2006. Real estate loans comprised the majority of third quarter loan growth.
We also present loan totals at September 30, 2005 for comparative purposes because of the seasonal nature of our business. Compared to September 30, 2005, net loans (excluding loans held for sale) increased $125.34 million, or 20%. New and expanded branches contributed $36.90 million in net loan growth since September 30, 2005.
During the fourth quarter of 2006, we expect loan growth will subside due to seasonal slowdowns in the real estate and agricultural sectors.

At September 30, 2006, construction, land development and commercial real estate loans comprised 70% of our loan portfolio, compared to 70% at December 31, 2005 and 69% at September 30, 2005. Although this concentration is consistent with our Pacific Northwest community bank peers, we could be subject to losses resulting from declines in real estate development markets and the negative economic effects of fluctuating interest rates. Some borrowers use proceeds from real estate loans for purposes other than real estate development, such as inventory and equipment purchases. In these cases, real estate market declines would represent a more indirect risk of loss because the borrower’s financial condition may not be directly affected by such a decline.
We participate in non-real estate agricultural lending, which comprises approximately 12% of our total loan portfolio. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. We also diversify our agricultural loan portfolio across numerous commodity types and maintain Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 14% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
We originate and fund single-family mortgage loans that are usually committed for sale to mortgage investors and held for less than 30 days. Mortgage loans held for sale are reported as a component of “Loans held-for-sale” on our balance sheet. At September 30, 2006, mortgage loans held for sale totaled $6.21 million compared to $4.47 million at December 31, 2005. At September 30, 2006, five mortgage loans totaling $1.00 million had been held for sale longer than 30 days; sales of these loans were completed in October 2006.
At December 31, 2005, loans held-for-sale also included one commercial real estate loan totaling $1.41 million that was sold during the second quarter of 2006.
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

The following table presents information about our non-performing assets:
Non-performing Assets:

(dollars in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Loans on non-accrual status	$4,897	$5,688	$1,345
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	28	40	43

Total non-performing loans	4,925	5,728	1,388
Other real estate owned	—	—	—

Total non-performing assets	$4,925	$5,728	$1,388

Allowance for loan losses	$9,916	$9,526	$9,202

Ratio of total non-performing assets to total assets	0.50%	0.68%	0.17%
Ratio of total non-performing loans to total gross loans	0.63%	0.83%	0.21%
Ratio of allowance for loan losses to total non-performing assets	201.34%	166.31%	662.97%
At September 30, 2006, agricultural loans to a potato industry borrower comprised $3.53 million, or 72%, of non-performing assets. We believe the current collateral value is sufficient to support the remaining principal balances of these loans.
Significant changes in non-performing assets since December 31, 2005 were as follows:
•	During the first quarter of 2006, we refinanced non-accrual loans totaling $2.38 million for a potato industry agricultural borrower. As a result of the refinance, we improved our collateral position by securing additional real estate and agricultural equipment.

•	In response to an updated evaluation of loan collateral during the first quarter of 2006, we charged-off $476,151 of non-accrual commercial loans to a borrower that processed and sold agriculture-related products.

•	During the second quarter of 2006, we charged-off $378,573 of agricultural loans to a potato industry borrower. During the third quarter of 2006, $3.53 million of agricultural loans to this same borrower were placed on non-accrual status. Subsequent to quarter-end, we obtained a restructuring agreement with the borrower. If the borrower’s operating projections are met, we expect these loans will return to accrual status by the end of the fourth quarter of 2006.

•	During the third quarter of 2006, agricultural and agriculture-related non-accrual loans totaling $1.46 million were paid off.
Last year, at September 30, 2005, four commercial loans and one real estate loan comprised $1.16 million, or 84%, of non-performing assets. Non-performing asset balances can vary significantly from period to period because they do not follow any particular pattern.

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

The following table presents activity in the allowance for loan losses:
Allowance for Loan and Credit Losses:

	Three Months ended		Nine Months ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Allowance for loan losses, beginning of period	$9,671	$8,681	$9,526	$8,184
Charge-offs:
Commercial	53	522	589	599
Real estate	13	160	24	168
Agriculture	14	—	393	156
Consumer loans	6	4	6	104
Credit card and related accounts	28	17	72	60
Demand deposit overdrafts	94	56	204	133

Total charge-offs	208	759	1,288	1,220
Recoveries:
Commercial	65	32	86	71
Real estate	1	—	1	9
Agriculture	1	—	3	4
Consumer loans	7	9	16	23
Credit card and related accounts	—	1	6	4
Demand deposit overdrafts	49	8	106	47

Total recoveries	123	50	218	158
Provision for loan losses	330	1,230	2,150	2,080
Reclassify liability for off-balance-sheet financial instrument credit losses	—	—	(690)	—

Allowance for loan losses, end of period	9,916	9,202	9,916	9,202
Liability for off-balance sheet financial instrument credit losses	743	—	743	—

Allowance for credit losses	$10,659	$9,202	$10,659	$9,202

Ratio of net loans charged-off to average loans outstanding			0.15%	0.17%

Ratio of allowance for loan losses to gross loans at end of period			1.26%	1.40%

Ratio of allowance for credit losses to gross loans at end of period			1.36%	1.40%

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
Charge-offs during the nine months ended September 30, 2006 consisted primarily of commercial and agricultural loans. During the first quarter of 2006, we charged-off $476,151 of commercial loans to a borrower that processed and sold agriculture-related products. During the second quarter of 2006, we charged-off $378,573 of agricultural loans to a potato grower. Although potato prices have improved for the 2006 crop year, the financial condition of certain borrowers has been weakened by the depressed prices over the last several years. As a result, an elevated risk of loss remains in this part of the portfolio. At September 30, 2006, outstanding agricultural loans to potato growers totaled $10.48 million, or 11% of our agricultural loan portfolio and 1% of total gross loans. During the third quarter of 2006, commercial loans and demand deposit overdrafts comprised the majority of charge-offs.
Net charge-offs as a percentage of average gross loans was 0.20% and 0.23% on an annualized basis for the nine months ended September 30, 2006 and 2005, respectively. By year-end December 31, 2006, we expect our annual net charge-offs will not exceed 0.25% of average gross loans.
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
The following table presents the composition of our deposits:
Deposits:

	September 30, 2006		December 31, 2005		September 30, 2005
		Percent of		Percent of		Percent of
(dollars in thousands)	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing deposits	$233,942	29%	$220,450	31%	$228,144	32%
Interest bearing deposits	275,811	34%	278,070	39%	267,321	37%
Savings deposits	38,745	5%	41,128	6%	42,379	6%
Time certificates	264,501	32%	168,174	24%	176,679	25%

Total deposits	$812,999	100%	$707,822	100%	$714,523	100%

We present deposit totals at September 30, 2005 for comparative purposes because of the seasonal nature of our business. Due to the following factors, total deposits increased $105.18 million, or 15%, since December 31, 2005 and $98.48 million, or 14%, since September 30, 2005:
•	In order to support loan growth late in the second quarter and third quarter of 2006, brokered certificates of deposit increased $71.44 million since December 31, 2005 and $61.36 million since September 30, 2005.

•	Since December 31, 2005, retail deposit growth was flat primarily due to deposit balance decreases of $34.64 million as we reduced the deposit concentration of one customer. Excluding the deposit concentration decrease, retail deposits have increased as a result of gradually increasing deposits interest rates, marketing efforts and expanded relationships with individual customers.

•	New branches in Pasco, Yakima and Sunnyside, Washington along with expanded branches in The Dalles, Oregon and Kennewick, Washington contributed $42.60 million and $42.16 million to deposit growth since December 31, 2005 and September 30, 2005, respectively.

•	New wholesale liability relationships raised $18.19 million of mutual fund money market deposits and $3.12 million of wholesale public funds since December 31, 2005.
Deposits concentrated in one significant customer totaled $17.20 million, or 2% of total deposits at September 30, 2006 and $51.84 million, or 7% of total deposits at December 31, 2005.
We believe that increasing our retail deposits will be an ongoing challenge. Deposit customers expect innovative banking products tailored to their needs and expect interest rates that are higher than those traditionally offered by banks. In addition, we compete for deposits with brokerage firm money market funds that offer pricing indexed to market interest rates. We will continue to address these challenges by further developing our infrastructure and technologies to focus on customer convenience and efficiency. We have hired several employees to focus on deposit gathering and sales to existing customers and potential customers. We will also continue to provide a superior level of customer service that allows us to expand our banking relationship with individual customers.
The following table presents a comparison of wholesale deposit balances, which are included in total deposits shown above:
Wholesale Deposits:

	September 30,	December 31,	September 30,
(dollars in thousands)	2006	2005	2005
Brokered certificates of deposit	$103,087	$31,644	$41,729
Direct certificates of deposit	2,342	9,715	10,008
Mutual fund money market deposits	18,191	—	—
Wholesale public funds	3,116	—	—

	$126,736	$41,359	$51,737

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

At September 30, 2006, maturities of brokered certificates of deposit ranged between one month and four years. Direct certificate of deposit maturities ranged from one month to two years. Mutual fund money market deposits and wholesale public funds are payable on demand, but the balances remained stable during the third quarter of 2006.
During the third quarter of 2006, loan growth continued to outpace retail deposit growth. In order to fund loan growth and supplement retail deposits, we raised $34.81 million of brokered certificates of deposit, net of maturities. During periods when retail deposit growth lags loan growth, we will continue to utilize wholesale liabilities and other borrowings.
Notes Payable
Borrowings from Federal Home Loan Bank (“FHLB”) comprise the majority of our notes payable. At September 30, 2006, FHLB borrowings totaled $70.00 million, an increase of $25.16 million from the December 31, 2005 balance of $44.84 million, and an increase of $44.55 million compared to $25.45 million at September 30, 2005.
The following table presents FHLB balances and interest rates:
FHLB Borrowings:

	September 30,	December 31,	September 30,
(dollars in thousands)	2006	2005	2005
Amount outstanding at end of period	$70,001	$44,841	$25,454
Weighted average interest rate at end of period	5.25%	4.09%	3.80%
Maximum amount outstanding at any month-end and during the year	$70,001	$44,841	$33,836
Average amount outstanding during the period	$24,993	$34,380	$33,020
Average weighted interest rate during the period	4.25%	3.64%	3.58%
We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. Maximum borrowings under these lines of credit totaled $44.40 million and $42.40 million at September 30, 2006 and December 31, 2005, respectively; no line of credit borrowings were outstanding at September 30, 2006 and December 31, 2005. Other notes payable consisted of a Treasury Tax and Loan note payable for $587,392 and $850,000 at September 30, 2006 and December 31, 2005, respectively.
Our borrowings increased late in the third quarter of 2006 in order to meet liquidity requirements. We will continue to supplement our retail and wholesale deposit funds with note payable borrowings in order to support loan growth and liquidity requirements.
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
Our potential exposure to credit loss for commitments to extend credit and for letters of credit is limited to the contractual amount of those instruments. A credit loss would be triggered in the event of nonperformance by the other party. When extending off-balance sheet commitments and conditional obligations, we follow the same credit policies established for our on-balance-sheet instruments.
We may or may not require collateral or other security to support financial instruments with credit risk, depending on our loan underwriting guidelines.
The following table presents a comparison of contract commitment amounts:
Commitments:

	September 30,	December 31,	September 30,
(dollars in thousands)	2006	2005	2005
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$216,333	$200,916	$181,428
Undisbursed credit card lines of credit	21,397	19,582	19,439
Commercial and standby letters of credit	2,391	2,309	2,342

	$240,121	$222,807	$203,209

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

Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. At September 30, 2006, commitments to extend credit for overdrafts totaled $10.69 million, which represents our estimated total exposure if virtually every customer utilized the full amount of this protection at one time. Year-to-date average usage outstanding is much lower than this commitment, totaling approximately $238,000, or 2% of the total exposure at September 30, 2006; approximately $248,000, or 3% of the total exposure at December 31, 2005; and approximately $246,000, or 2% of the total exposure at September 30, 2005.
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
Commitments and Contingencies
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
The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and
Rates:

(dollars in thousands)	Three Months Ended September 30,			Three Months Ended September 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2006	2005	Change	2006	2005	Change
Taxable securities	$24,093	$23,960	$133	4.21%	3.30%	0.91%
Nontaxable securities	11,534	12,659	(1,125)	7.15%	7.00%	0.15%
Interest bearing deposits	15,481	17,339	(1,858)	3.97%	2.96%	1.01%
Federal funds sold	22,743	42,091	(19,348)	4.44%	3.29%	1.15%
Loans	787,128	639,540	147,588	9.13%	8.17%	0.96%

Interest-earning assets	860,979	735,589	125,390	8.75%	7.59%	1.16%

Nonearning assets	60,783	52,374	8,409

Total assets	$921,762	$787,963	$133,799

Savings & interest bearing deposits	$327,560	$296,525	$31,035	2.32%	1.47%	0.85%
Time certificates	242,433	176,857	65,576	4.23%	3.42%	0.81%
Borrowed funds	39,641	31,187	8,454	5.13%	3.99%	1.14%

Interest bearing liabilities	609,634	504,569	105,065	3.26%	2.31%	0.95%

Non-interest bearing demand deposits	223,201	207,512	15,689
Other liabilities	3,186	2,801	385
Shareholders’ equity	85,741	73,081	12,660

Total liabilities and shareholders’ equity	$921,762	$787,963	$133,799

	Nine Months Ended September 30,			Nine Months Ended September 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2006	2005	Change	2006	2005	Change
Taxable securities	$23,276	$24,194	$(918)	3.99%	3.05%	0.94%
Nontaxable securities	11,934	12,897	(963)	7.12%	7.03%	0.09%
Interest bearing deposits	13,969	18,500	(4,531)	4.27%	2.63%	1.64%
Federal funds sold	26,205	37,623	(11,418)	4.63%	2.86%	1.77%
Loans	727,526	608,634	118,892	8.94%	8.07%	0.87%

Interest-earning assets	802,910	701,848	101,062	8.55%	7.45%	1.10%

Nonearning assets	57,468	52,078	5,390

Total assets	$860,378	$753,926	$106,452

Savings & interest bearing deposits	$321,988	$278,300	$43,688	2.10%	1.29%	0.81%
Time certificates	201,130	177,084	24,046	4.06%	3.30%	0.76%
Borrowed funds	35,876	34,768	1,108	4.88%	3.96%	0.92%

Interest bearing liabilities	558,994	490,152	68,842	2.98%	2.21%	0.77%

Non-interest bearing demand deposits	215,366	190,684	24,682
Other liabilities	3,524	2,619	905
Shareholders’ equity	82,494	70,470	12,024

Total liabilities and shareholders’ equity	$860,378	$753,925	$106,453

Net interest income before provision for loan losses increased $7.85 million, or 25%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Net interest income before provision for loan losses increased $2. 85 million, or 26%, for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. Increases in net interest income are primarily due to growth of our loan portfolio and interest rate increases on variable rate loans following a series of increases in the Fed Funds rate during 2005 and 2006.
During the three months ended September 30, 2006, we reversed approximately $270,000 of interest income after agricultural loans to a potato industry borrower were placed on non-accrual status. In contrast, during the first quarter of 2005, we collected approximately $336,000 of previously non-accrual interest from 2004.
The following table presents increases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes

(dollars in thousands)	Three months ended September 30,			Nine months ended September 30,
	2006 over 2005			2006 over 2005
	Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Loans	$2,905	$2,042	$4,947	$7,316	$4,617	$11,933
Investment securities
Taxable securities	—	57	57	(21)	162	141
Nontaxable securities	(90)	77	(13)	(39)	4	(35)
Balances due from banks	(15)	40	25	(87)	170	83
Federal funds sold	(163)	68	(95)	(242)	345	103

Total	2,637	2,284	4,921	6,927	5,298	12,225

Interest bearing liabilities:
Interest bearing checking and savings accounts	107	709	816	426	1,941	2,367
Time deposits	546	510	1,056	606	1,124	1,730
Borrowed funds	81	117	198	35	245	280

Total	734	1,336	2,070	1,067	3,310	4,377

Net increase in net interest income	$1,903	$948	$2,851	$5,860	$1,988	$7,848

During the last several years, we have positioned our balance sheet to be asset sensitive, meaning that the assets re-price, or adjust to market interest rates, more frequently than the liabilities. As a result, at the same time that we have increased our loan volume, our net interest income has also benefited from the series of increases in the Fed Funds rate since August 2004.
Increases in net interest income were partially offset by the rising cost of funds due to increased interest rates on our retail deposits and due to our expanded use of wholesale liabilities. Our relationship pricing strategy, combined with our success at gathering low cost deposits, has reduced increases in our overall cost of funds.

Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration. As a result of several factors, our tax equivalent net interest margin measured 6.44% for the three months ended September 30, 2006 and 6.47% for the nine months ended September 30, 2006. First, our asset sensitive balance sheet has re-priced to higher interest rates as the Fed Funds rate has increased. Second, we have minimized increases in our deposit interest rates by employing a relationship pricing strategy. Finally, we have selectively utilized wholesale liabilities during periods of slow deposit growth. While wholesale liabilities generally carry higher interest rates, this strategy allowed us to avoid across-the-board increases in our deposit portfolio that would have resulted in relatively higher total interest costs.
Because we have positioned our balance sheet to be asset sensitive, a decrease in the Fed Funds rate would negatively impact interest income as our variable rate loans tied to the Prime Rate re-price. In response, we have added interest rate floors to approximately 52% of our variable rate loans, which will mitigate the negative effect of falling interest rates. We expect our net interest margin will decrease due to the continued competitive pressures on our deposit interest rates and resulting increase in our cost of funds. If the Fed Funds rate decreases, our net interest margin may decrease further as the variable rate loans in our portfolio re-price to lower interest rates.
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
The following table presents the balances and percentage changes in non-interest income:
Non-Interest Income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2006	2005	% change	2006	2005	% change
Service charges and fees	935	1,239	-25%	3,257	3,602	-10%
Credit card discounts and fees	136	136	0%	363	366	-1%
Financial services revenue	207	174	19%	649	474	37%
Mortgage servicing, net	—	—	0%	—	172	-100%
Mortgage loan origination income	585	434	35%	1,432	1,151	24%
Service release premium	319	325	-2%	792	706	12%
Gain on mortgage sales	30	6	400%	44	81	-46%
Loss sale of securities	—	—	0%	—	(1)	-100%
Loss on sale of assets	(5)	—	0%	(91)	(38)	139%
Gain on sale of MSA	—	—	0%	—	561	-100%
Gain on sale of loans	126	3	4100%	126	3	4100%
Other non-interest Income	303	223	36%	773	750	3%

Total non-interest Income	$2,636	$2,540	4%	$7,345	$7,827	-6%

Significant factors affecting non-interest income for the three months and nine months ended September 30, 2006 were:
•	Service charges and fees decreased as a result of overdraft protection changes we made to comply with new FDIC regulations .

•	Mortgage loan origination income, service release premiums and gain on mortgage sales increased primarily due to an increase in the volume of loan originations.

•	In order to balance our loans and deposits and add liquidity, we sold $ 6.25 million of commercial real estate loans at a gain of $125,533 during the third quarter of 2006.

•	During the third quarter of 2006, we recognized approximately $76,000 of safe deposit box annual renewals.

•	During the second quarter of 2005, we recognized $560,588 from gain on the sale of our Mortgage Servicing Asset .
Provision for Loan Losses
Our provision for loan losses represents an expense against current period income that allows us to establish an adequate allowance for loan losses and deposit account overdrafts. Charges to the provision for loan losses result from our ongoing analysis of possible losses in our loan portfolio.
For the three months ended September 30, 2006 compared to the same period in 2005, the provision for loan loss was lower due to relatively lower loan portfolio growth and lower net charge-offs. For the nine months ended September 30, 2006 compared to the same period in 2005, the provision for loan loss was higher due to relatively higher loan portfolio growth.
Non-Interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs and various other non-interest expenses.
The following table presents the components of and changes in non-interest expense:
Non-Interest Expense:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(dollars in thousands)	2006	2005	% change	2006	2005	% change
Salaries and employee benefits	$5,951	$4,298	38%	$15,343	$12,029	28%
Occupancy expense	1,037	774	34%	2,821	2,334	21%
Advertising expense	111	100	11%	431	283	52%
Electronic connection fees	114	91	25%	324	217	49%
Consulting fees	50	68	-26%	131	241	-46%
Software licensing	96	88	9%	272	292	-7%
Other non-interest expense	1,982	1,722	15%	5,922	5,293	12%

Total non-interest expense	$9,341	$7,141	31%	$25,244	$20,689	22%

Year-over-year increases in non-interest expense were primarily due to increases in salaries and employee benefits. Salaries and employee benefits increased due to employees hired to staff new branches, additional administration support positions, annual merit increases and market salary adjustments. Salaries and employee benefits also increased due to the following factors:
•	Following better than expected financial performance, incentive compensation increased $259,443 and $95,219 for the three months and nine months ended September 30, 2006 compared to the same periods in 2005.

•	Deferred compensation measurement adjustment totaling $329,260 during the third quarter of 2006.

•	Stock -based compensation expense related to restricted stock awarded in November 2005 and August 2006 totaled $114,450 and $162,247 for the three months and nine months ended September 30, 2006.
Occupancy expense, advertising expense and electronic connection fees increased as a result of increased marketing efforts and branch expansion. These increases were offset by reductions in consulting fees and software licensing expense. During the first quarter of 2005, we incurred significant costs to update our disaster recovery and business continuity plans. Further, costs were incurred to comply with the Community Reinvestment Act and the Sarbanes-Oxley Act of 2002.
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Because non-interest expense growth outpaced income growth, our efficiency ratio increased from 53.57% to 54.89% for the nine months ended September 30, 2006 compared to the same period in 2005. During the third quarter of 2006, our efficiency ratio increased from 52.50% to 56.45%, compared to the third quarter of 2005. Increases in our efficiency ratio are primarily attributable to our branch expansion and related administrative overhead expenses. We expect our efficiency ratio will stabilize during the fourth quarter of 2006.
Provision for Income Taxes
The following table presents the provision for income taxes and effective tax rates:

	Three Months ended		Nine Months ended
	September 30,		September 30,
(dollars in thousands)	2006	2005	2006	2005
Provision for income taxes	$2,634	$1,704	$7,022	$5,572
Income before provision for income taxes	6,877	5,230	18,594	15,853

Effective tax rate	38.30%	32.58%	37.76%	35.15%
During the third quarter of 2005, we recognized $230,000 of tax benefit related to the State of Oregon corporate kicker. The credit is provided by the Oregon Constitution when actual tax revenues exceed forecasted revenues by more than 2%. There is no corporate kicker credit for the 2006 calendar year. Our effective tax rate increased for the three months and nine months ended September 30, 2006 compared to 2005 due to the effect of the corporate kicker credit.

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
Measurable liquid assets include the following: cash and due from banks, excluding vault cash; interest bearing deposits with other banks; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $119.29 million, or 12% of total assets, at September 30, 2006, compared to $84.04 million, or 10% of total assets, at December 31, 2005.
Our liquidity was relatively stable during the first quarter of 2006, although we did add, net of maturities, $4.23 million of brokered deposits and $5.38 million of public fund deposits, in part, to support anticipated loan growth, and also to replace two matured certificates of deposit totaling $7.50 million.
Liquidity decreased during the second and third quarters of 2006 due to strong loan growth. As a result, during the second and third quarters of 2006 we raised additional brokered deposits of $67.22 million, net of maturities; we also utilized lines of credit at FHLB to borrow $50.00 million at the end of September 2006.
Based on historical patterns, we expect liquidity will increase during the fourth quarter as loan growth subsides. We will continue to rely on retail branch deposit growth and, when necessary, we will utilize wholesale liabilities and other borrowings to meet our liquidity needs.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash from operating activities increased $4.53 million, or 63%, for the nine months ended September 30, 2006 compared to the same period in 2005. This was the result of the increase in net income and timing differences in the receipt and payment of accrued income and accrued expenses. Because of these timing differences, comparisons of cash flows from operating activities across different periods is not meaningful.
Net cash from investing activities decreased $38.25 million, or 59%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease was primarily the result of an increase in loan growth for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. To a lesser extent, the decrease was also due to a decrease in total investment maturities, an increase in securities purchases for collateralization of public deposits, an increase in property and equipment purchases related to branch expansion and sale proceeds from our mortgage servicing asset received in 2005.
Net cash from financing activities increased $31.39 million, or 32%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase was the result of an increase in time deposit growth and note payable borrowings, offset by a decrease in the growth of demand and savings deposits.

Shareholders’ Equity
At September 30, 2006, shareholders’ equity totaled $87.42 million, compared to $77.49 million at December 31, 2005, an increase of 13%. The 2006 year-to-date change is primarily attributable to year-to-date net income totaling $11.57 million, which was partially offset by dividends declared or paid of $2.88 million.
During the third quarter of 2006, the Board of Directors declared a dividend of $0.10 per share, payable October 31, 2006 to shareholders of record as of October 13, 2006. Based on cash dividends paid and declared in 2006, approximately 26% of our year-to-date earnings will have been returned to shareholders, with the remainder being retained in the form of shareholders’ equity for the purpose of leveraging future balance sheet growth.
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
The following table presents Columbia’s capital ratios as compared to regulatory minimums:
Capital Ratios:

			September 30, 2006	December 31, 2005
		Well-
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	10.07%	9.41%
Total risk-based capital	8.00%	10.00%	11.32%	10.66%
Leverage ratio	4.00%	5.00%	9.87%	8.91%
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
We expect to open two to three new branches during 2007 and 2008. We also plan to construct new branch facilities in Yakima and Sunnyside, Washington to replace our temporary branch locations. New branch openings will require capital resources for the following: construction of branch buildings and/or commitments on leased property, hiring new branch personnel, hiring administrative personnel to support branch operations and costs related to general overhead. We plan to utilize excess capital, resources generated by our continuing operations and other borrowings to fund our anticipated branch expansion.
Stock Repurchase Plan
In June 2006, the Board of Directors renewed a plan to repurchase shares of Columbia’s common stock. The Board believes the repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.50 million until the expiration date, June 30, 2007, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. During the nine months ended September 30, 2006, we did not repurchase any stock under the stock repurchase plan.

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
The allowance for loan losses represents an estimate of possible losses associated with the Bank’s loan portfolio and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing loan trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 70% of our loan portfolio is secured by real estate. If there were a significant decrease in real estate values in Oregon and Washington, it may result in an increase to the allowance for loan losses.
At September 30, 2006, our goodwill totaled $7.39 million as a result of business combinations. We follow SFAS No. 142 that requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment.

ITEM 3. Quantitative and Qualitative Discloures About Market Risk
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

PART II. — OTHER INFORMATION
ITEM 1. Legal Proceedings
During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings . Management is presently aware of no legal proceedings that would have a material adverse impact on Columbia’s business, operations or financial condition.
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
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission Of Matters To A Vote Of Security Holders
None.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
(a) Exhibits
3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10- Q for the period ended June 30, 1999).

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10 -KSB for the year ended December 31, 1998).

4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033.*

4.2	Form of Floating Rate Junior subordinated Debt Security due 2033.*

31.1	Certification of Chief Executive Officer required by Rule 13a -14(a) or Rule 15d -14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a- 14(a) or Rule 15d - 14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a -14(b) or Rule 15d -14(b) and Section 906 of the Sarbanes -Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a- 14(b) or Rule 15d- 14(b) and Section 906 of the Sarbanes -Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to Columbia Bancorp’s Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP

Dated: November 8, 2006	/s/ Roger L. Christensen Roger L. Christensen
President & Chief Executive Officer

Dated: November 8, 2006	/s/ Greg B. Spear Greg B. Spear
Executive Vice President & Chief
Financial Officer