Form 10-K
period 2006-12-31
COLUMBIA BANCORP \OR\
filed 2007-03-16
CIK 1010002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended:     December 31, 2006
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27938
COLUMBIA BANCORP
(Exact name of registrant as specified in its charter)

Oregon (State of incorporation)	93-1193156 (I.R.S. Employer Identification No.)
401 East Third Street, Suite 200
The Dalles, Oregon 97058
(Address of principal executive offices)
Registrant’s telephone number: (541) 298-6649
Securities registered under Section 12(b) of the Exchange Act:

Title of each class Common stock, no par value	Name of each exchange on which registered NASDAQ Global Select Market
Securities registered under Section 12(g) of the Exchange Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.    Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $227,051,369.
     The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 9,987,684 shares of no par value common stock on March 1, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement dated March 1, 2007 for the 2007 Annual Meeting of Shareholders, including any amendments thereto, are incorporated by reference in Part III hereof.

1 - Columbia Bancorp

COLUMBIA BANCORP
FORM 10-K

Columbia Bancorp - 2

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains various forward-looking statements that are intended to be covered by the safe harbor provided by Section 21D of the Securities Exchange Act of 1933, as amended. These statements include statements about our present plans and intentions, about our strategy, growth, and deployment of resources, and about our expectations for future financial performance. Forward-looking statements use prospective language, including words like “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology.
Because forward-looking statements are, in part, an attempt to project future events and explain current plans, they are subject to various risks and uncertainties that could cause our actions and our financial and operational results to differ materially from those projected in forward-looking statements. These risks and uncertainties include, without limitation, the risks described in Part I – Item 1A “Risk Factors.”
Information presented in this report is accurate as of the date the report is filed with the SEC. We do not undertake any duty to update our forward-looking statements or the factors that may cause us to deviate from them, except as required by law.
PART I

ITEM 1	BUSINESS
General
Columbia Bancorp (“Columbia”) is a financial holding company organized in 1996 under Oregon Law. Columbia’s common stock is traded on the NASDAQ Global Select Market under the symbol “CBBO.” Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB” or “the Bank”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. CRB offers a broad range of services to its customers, primarily small and medium sized businesses and individuals.
We had a network of 21 full-service branches and three limited-service branches as of December 31, 2006. In Oregon, we operate 15 full-service branches and three limited-service branches that serve the northern and eastern Oregon communities of The Dalles (2), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond (2), and Bend (4), and the communities of McMinnville (3), Canby, Lake Oswego and Newberg in the Willamette Valley. In Washington, we operate six full-service branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside and Richland.
From our beginning in 1977 as a one-branch bank in The Dalles, Oregon, we have grown as a result of merger and acquisition activity, new branch openings, the introduction of new banking products, the expansion and cross-marketing of existing products and our community-bank lending expertise. Collectively, these growth activities have enabled us to diversify our loan portfolio and operating risks over several market areas and local economies.

3- Columbia Bancorp

We operate branches in the following geographic regions and cities in Oregon and Washington:

	Oregon		Washington
Central Oregon	Bend Madras	Redmond

Columbia Basin	Hermiston Pendleton		Richland Pasco	Sunnyside Yakima

Columbia River Gorge	Hood River The Dalles		Goldendale White Salmon

Willamette Valley	Candy Lake Oswego	McMinnville Newberg
Our market diversity presents both opportunities and challenges. We take advantage of our opportunities by offering high quality financial products and services to our individual and business customers. These offerings include a broad range of deposit and loan products and services such as retail banking, mortgage loans, broker dealer services and commercial, agricultural and real estate lending.
We address our challenges by staffing our branches and business teams with managers who are established in their communities and who have developed a loyal customer following. Our management teams review the operations of each branch to determine which products and services are best suited to that geographic region. We believe geographic diversity across a broad portion of the Pacific Northwest will limit our exposure to adverse market conditions in any one geographical region or economic sector.
2006 Business Developments
As of December 31, 2006, we had total assets of $1,033.19 million, total deposits of $859.07 million, and shareholders’ equity of $91.02 million. Our net income for the year ended December 31, 2006 totaled $15.78 million and represents our 20th consecutive year of increasingly higher net income.
During 2006, we completed construction and opened three new branches in Richland and Pasco, Washington and The Dalles, Oregon. We also capitalized on an opportunity to hire a banking team in Yakima and Sunnyside, Washington. As a result, we opened two temporary branch facilities in Yakima and Sunnyside to house the new teams. These new branches contributed to significant loan and deposit growth during 2006. Our new branches also complement our existing market areas.
We exited our relationship with D&L Capital Funding, Inc. (“D&L”) because results did not meet our expectations. Our relationship with D&L was established in 2005 to provide us with greater access to commercial and real estate loans. Our investment in the D&L relationship was limited to an insignificant amount of office equipment and an employee dedicated to loan processing.
During the year, we also announced long-range plans to expand into the Vancouver, Washington market. We currently lease a temporary office from which four executive officers are based to initiate our expansion. In addition, we signed letters of intent for two Vancouver-area properties, a future branch site and a future administrative support site. We are continuing to negotiate for other branch sites in the Vancouver-area. Vancouver is located in Clark County, which is the fastest growing county in Washington State. We believe our expansion into the Vancouver market area will contribute to our long-term growth.

Columbia Bancorp - 4

Business Strategy
Our strategy is to remain a high-performing financial institution, which is defined as achieving performance levels in the top quartile of all bank holding companies with assets between $750 million and $1.50 billion. We plan to achieve this by growing earning assets while maintaining a high return on equity and better than peer group asset quality. Performance statistics are presented quarterly in the Bank Holding Company Performance Report as reported by the Federal Reserve Bank. During 2006, U.S. Banker magazine ranked us 13th among the top 200 community banks in the nation, based on our three year average return on equity. We plan to continue building on our position as a leading community-based provider of financial services in Oregon and Washington while balancing our goals and priorities to benefit shareholders, customers and employees. Components of our business strategy are outlined below.
Operate Successfully in Small to Medium Sized Communities – We believe the key to profitability is increasing penetration in our existing markets, expanding into new markets through suitable acquisitions and opening new branches in small to medium sized communities with population levels ranging from 20,000 to 250,000. Our branch operation strategy is to offer personalized, quality banking products, provide superior customer service, to hire and retain high-performing, experienced branch and administrative personnel and to respond quickly to customer demand and growth opportunities. We decentralize certain management functions to the regional and branch level, allowing customer related decisions to be made more quickly and with greater value than our major banking competitors. Compared to our larger bank competitors, this decentralization allows customer-related decisions to be made quicker and generates more customer goodwill.
Maintain High Asset Quality – Our goal is to maintain high asset quality through a program that includes prompt and strict adherence to established credit policies combined with training and supervision of loan officers. Several practices contribute to our strategy of maintaining high asset quality. First, we require prompt and strict adherence to established credit policies. Second, we offer training programs to our loan officers that are combined with appropriate oversight and supervision. Third, loan officer incentive compensation is based in part on the quality of the loans originated. Fourth, we generally hire branch managers and loan officers with established ties to their communities; as a result, these managers and officers typically have a better sense of customer credit standing and performance. Finally, the diversity of local economies and geographic regions in which we operate increases our loan diversification and strengthens our overall loan portfolio.
Products and Services
Consumer Distribution Channels
Retail Bank Products and Services – Consumer deposit products include non-interest bearing and interest bearing demand accounts, savings accounts, money market accounts and certificates of deposit. We adjust interest rates paid on interest bearing accounts based on competitive market factors, the need to manage deposit maturities and liquidity requirements. In order to minimize our cost of funds, we emphasize customer relationships that maximize deposits held in non-interest bearing transactional accounts. We provide loans to consumer borrowers for a variety of purposes, including secured and unsecured personal loans, home equity loans, personal lines of credit, credit cards and various installment loans. Our private banking service offers high net worth customers a personal banker who facilitates all of their day-to-day banking services and acts as a liaison to other financial services that we offer.

5- Columbia Bancorp

CRB Mortgage Team Products and Services – Our CRB Mortgage Team offers loans for single-family, owner occupied homes, “construction to permanent” financing packages, reverse mortgages and mortgages for vacation and rental homes. Customers can choose between fixed, variable, interest-only and balloon rate options. Construction loans are available through the conventional two-step process or through a single “construction to permanent” product. Junior lien financing is also offered as a single product or in combination with a first mortgage.
CRB Financial Services Team Products and Services – Through arrangements with Primevest Financial Services, Inc. (“Primevest”), our CRB Financial Services Team offers a wide range of financial products and services to consumers and businesses. Primevest is an independent, registered broker-dealer and registered investment advisor. In addition, Primevest is a member of the National Association of Securities Dealers and the Securities Investor Protection Corporation.
Technology-Based Products and Services – We use both traditional and new technologies to support our personal service focus. Technologies include the following: (1) VISA credit and check card (debit card) programs; (2) ATMs at branch and off-site locations; (3) a telephone banking service in both English and Spanish that allows customers to either speak directly with a customer service representative during banking hours or access account information with a 24-hour automated service; and (4) secure Internet banking service with online access to account information.
Commercial Distribution Channels
Our experienced lending staff has special expertise in small business, agricultural and real estate lending. Our loan officers provide an ongoing personal relationship with our customers. We believe our business customers appreciate these relationships and find them beneficial because they foster open and timely communication between us and our customers. Our relationship-based banking approach is an important aspect of our strategy to maintain high loan quality.
Our goal is to maintain sound loan underwriting standards with written loan policies, appropriate individual and branch lending limits, loan administration reviews and an independent loan review function for all loans. Significant loan commitments or loan participations are reviewed by the Loan Committee of our Board of Directors. Underwriting standards are designed to maintain a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. We minimize credit losses by monitoring the financial condition of borrowers and the value of collateral during the life of our loans.
Commercial Loans – We offer customized loans including equipment and inventory financing, operational lines of credit, SBA loans for qualified businesses and accounts receivable financing. Because we report real estate-secured loans as real estate loans, a significant portion of loans used for commercial purposes are not classified as such. Commercial loan approval decisions are based on careful evaluation of the financial strength, management and credit history of the borrower and the quality and marketability of the collateral securing the loan. Commercial loans secured by real property are generally limited to 75% of the collateral’s value. We typically require personal guarantees for commercial loans to closely held businesses. We also identify secondary sources of repayment such as personal guarantees, reserves in other assets or other sources of payment.
Agricultural Loans – We offer agricultural business loans, including production lines of credit, equipment financing and term loans for capital improvements or other business purposes. Agricultural loans are generally secured by crops, equipment, inventory, livestock and real estate. Agricultural lending can require significant follow-up time due to the ongoing communication and budget review during production cycles. In order to assist loan officers with agricultural loan processing and administration, we employ two agricultural loan consultants with numerous years of farm lending experience to assist our loan officers in agricultural loan processing and administration. Our loan officers make frequent visits to farming operation sites, regularly attend agricultural lending programs and seminars and actively participate in growers’ associations and other agricultural-based organizations.

Columbia Bancorp - 6

Real Estate Loans – We offer real estate loans for the construction, purchase, or refinance of commercial, single family residential and rental properties. We also provide financing to land developers and speculative and pre-sold financing to home builders. We offer a variety of fixed and adjustable rate options and terms.
Our real estate loans, excluding loans secured by residential real estate, are primarily loans to commercial customers, farmers and ranchers and are secured by the properties used in their businesses. The majority of these loans feature variable interest rates with adjustment periods varying from one to five years. Repayment performance on real estate loans depends on the successful operation and management of the businesses and properties securing the loans and can also be affected by local and national real estate market fluctuations and values, economic conditions or the success or failure of the client’s overall business plan. We employ a real estate risk management officer, who is also an M.A.I. certified appraiser, to mitigate potential problems. Our real estate risk manager oversees the appraisal ordering and review process to ensure the Bank does not loan beyond prudent and regulatory levels on specific real estate projects.
Government-Assisted Loan Programs – We offer loans to small businesses and farmers that are supported by guarantees issued by various state and federal government agencies. We are active in the Small Business Administration (“SBA”) 504 program and other similar programs offered by the Oregon Economic and Community Development Department. The SBA 504 program is a loan participation arrangement where a borrower may obtain up to 90% funding for owner occupied commercial real estate. We typically provide 60% financing in a first lien position and the Government typically provides 30% in a subordinate lien position through the issuance of government guaranteed bonds. We also participate in government loan guarantee programs offered through the Farm Services Agency, the SBA and Oregon Economic and Community Development Department. Participation in these programs reduces credit risk in our loan portfolio.
Services to Non-Profits and Public Entities – We offer various loan products to borrowers in the non-profit and public entity sector, including city and county governments. We also offer special programs such as jumbo certificates of deposit and low-cost loan programs.
Deposit and Related Products – Our business deposit products include basic, regular, and interest bearing deposit accounts, business money market accounts and sweep accounts. We offer a Certificate of Deposit Account Registry System (“CDARS”) product that provides FDIC insurance on deposit balances greater than $100,000 by distributing balances across other banks. Private deposit insurance is also available for customers with balances in excess of eligible FDIC limits. (Our CDARS product and private insurance coverage are also available to non-business customers). We offer a VISA merchant program and check verification and check recovery services. We also offer a remote deposit service that allows deposit items to be scanned by our customers and electronically submitted to us.
Cash Management Services – We offer business customers cash management services online through our internet business solutions product and through our relationship with a correspondent bank. We also have dedicated employees to assist customers with cash management services. Our products provide business customers the following services: payroll processing, collections, wire transfers, electronic funds transfer for tax payments, lock box services, deposit sweeps, check payment verification and remote deposit.
Investment Products – Our affiliation with Primevest allows us to offer non-FDIC insured financial products and services to our business customers through our CRB Financial Services Team. These include insurance and annuity products and employee retirement plan products such as SEPs, IRAs and 401(k) plans.

7- Columbia Bancorp

Principal Markets of Operation
We accept deposits and offers loans at our branches in Wasco, Hood River, Jefferson, Deschutes, Clackamas, Yamhill and Umatilla counties in Oregon and Klickitat, Benton, Franklin and Yakima counties in Washington. We also offer loans to customers in adjacent counties including Crook, Gilliam, Multnomah, Sherman and Washington counties in Oregon and Clark and Skamania counties in Washington. Most of our products and services, including investment products through CRB Financial Services Team and mortgage loans through the CRB Mortgage Team, are offered and sold throughout our branches in Oregon and Washington.
We have developed a marketing plan to increase our market share in the communities we serve. A principal objective of the plan is to create and foster a sales culture in our branches and administrative departments. Employees are trained to offer additional products and services to existing customers, expanding our relationship with them to provide a comprehensive banking solution. We regularly evaluate new products and services based on our customers’ preferences and the potential profitability of those products and services. Although we promote our products and services through media advertising, we rely primarily on referrals and direct sales calls for new business. We support employee participation in community activities, which allows us to make a contribution to the communities we serve while increasing our visibility and business opportunities.
We believe the diverse assortment of customers, communities and economic sectors that we serve provides us with a competitive advantage. We are less reliant on particular product and service offerings than some of our competitors. In addition, as a community bank, we focus on local customer needs and preferences and are able to tailor our product and service offerings accordingly.
Competition
Competitors for loans include banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions and other institutional lenders. Competitors for deposits include banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds and other financial intermediaries.
Our competitors for loans and deposits include Bank of the Cascades, Banner Bank, Farm Credit Services, Key Bank, Liberty Bank, South Valley Bank, Sterling Bank, Umpqua Bank, US Bank, Washington Federal Savings, Washington Mutual, Wells Fargo, and West Coast Bank.
A potential new source of competition is the array of online banking services offered by traditional commercial banks and other financial service providers and by newly formed companies that use the Internet to advertise and sell competing products.
Our business model is to compete primarily on the basis of customer service, rather than price. We develop personal, ongoing relationships with our customers and provide superior customer service. We also decentralize certain management functions that allow customer related decisions to be made at the local level. We balance our community and relationship banking approach with the need to attract customers based on pricing of interest rates and loan fees charged by our competitors. Our product pricing is generally competitive with other financial institutions in our markets.

Columbia Bancorp - 8

SUPERVISION AND REGULATION
General
We are extensively regulated under federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors, borrowers and shareholders. The following discussion describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot reasonably predict the effects that fiscal or monetary policies, or new federal or state laws, may have on our business and earnings.
Gramm-Leach-Bliley Financial Services Modernization Act
In 1999, Congress passed the Gramm-Leach-Bliley Financial Services Modernization Act (the “FSMA”). This new legislation repealed certain provisions of the Glass-Steagall Act that had required the separation of the banking, insurance and securities businesses. It also created a new business structure known as a financial services holding company. Under this law, banks were given broader opportunities to affiliate with insurance and securities companies. Banks could also become tempting acquisition targets, as insurance and securities companies seek such affiliations themselves. The FSMA may also encourage local jurisdictions to enact tighter bank privacy provisions. The enactment and implementation of the FSMA resulted in new competitive challenges and opportunities for community banks.
Under FSMA, we are classified as a financial services holding company. Financial holding companies are bank holding companies that satisfy certain criteria and are permitted to engage in activities that traditional bank holding companies are not. We are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”). We provide annual reports and other requested information to the Federal Reserve. We are also examined by the Federal Reserve on an annual basis.
Holding Company Bank Ownership – The Bank Holding Company Act of 1956 (“the BHCA”) requires all bank holding companies to obtain the prior approval of the Federal Reserve before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank or bank holding company.
Holding Company Control of Nonbanks – With some exceptions, the BHCA prohibits bank holding companies from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company. It also prohibits bank holding companies from engaging in activities other than banking, managing or controlling banks, or providing services for its subsidiary. Exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition, or gains in the efficient use of resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. The Economic Growth and Regulatory Reduction Act of 1996 amended the BHCA to eliminate the requirement that bank holding companies seek prior Federal Reserve approval before engaging in certain permissible non-banking activities if the holding company is well capitalized and meets certain other specific criteria.
Transactions with Affiliates – Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from our subsidiary for our cash needs, including funds for payment of dividends, interest and operational expenses.

9- Columbia Bancorp

Tying Arrangements – Under the Federal Reserve Act and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, we generally may not require a customer to obtain other services from us, and we may not require that the customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.
Federal and State Bank Regulation
General – Our subsidiary, CRB, is an Oregon state-chartered bank with deposits insured by the FDIC, and is subject to the supervision and regulation of the Oregon Director of Banks and the FDIC. We are also subject to the supervision and regulation of the Washington Department of Financial Institutions. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Oregon’s Division of Finance and Corporate Securities and the FDIC conduct alternating annual examinations of our safe and sound banking practices.
Community Reinvestment Act (“CRA”) – CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the records of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.
Insider Credit Transactions – Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit: (1) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank and the imposition of a cease and desist order and other regulatory sanctions.
FDICIA – Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, compensation, fees and benefits, as well as operational and managerial standards the agency measures; asset quality, earnings, interest rate sensitivity, liquidity and capital. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
Interstate Banking and Branching
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, financial holding companies may purchase banks in any state, and states may not prohibit such purchases. In addition, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has not opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.
Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

Columbia Bancorp - 10

Oregon and Washington each enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions subject to certain “aging” requirements. In both states, branches may not be acquired or opened separately in the home state by an out-of-state bank, but once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the home state. In 1996, we as an Oregon state-chartered bank acquired Klickitat Valley Bank a Washington state-chartered bank, which allowed us to open additional branches in Washington.
Deposit Insurance
Our deposits are currently insured to a maximum of $100,000 per depositor, or $250,000 for certain individual retirement accounts, through the Bank Insurance Fund (“BIF”) administered by the FDIC. We are required to pay semi-annual deposit insurance premium assessments to the FDIC.
The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. We are assessed at the lowest risk classification level for premiums.
Dividends
The principal source of Columbia’s cash revenues is dividends received from our subsidiary, Columbia River Bank. Dividend payments are subject to government regulation that may prohibit banks and financial holding companies from paying dividends that constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below the minimum applicable regulatory capital requirements. Under the Oregon Bank Act, the Oregon Director of Banks may suspend the payment of dividends if it is determined that the payment would cause a bank’s remaining shareholders’ equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and financial holding companies, we are not currently subject to any regulatory restrictions on the payments of dividends.
Capital Adequacy
Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of financial holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.
The FDIC and Federal Reserve use risk-based capital guidelines for banks and financial holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that financial holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. We maintain capital ratios well in excess of the minimum requirements and we expect to remain well above the minimums.

11- Columbia Bancorp

Tier I capital for financial holding companies includes common shareholders’ equity, qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under a Federal Reserve Rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the Federal Reserve), and minority interests in equity accounts of consolidated subsidiaries, less intangibles. Tier II capital includes: (1) the allowance for loan losses of up to 1.25% of risk-weighted assets; (2) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier I capital; (3) hybrid capital instruments; (4) perpetual debt; (5) mandatory convertible securities; and (6) subordinated debt and intermediate term preferred stock of up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations, capital instruments, and investments in unconsolidated subsidiaries.
Bank and financial holding company assets are assigned risk-weights of 0%, 20%, 50%, 100% and in some cases 200%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in total risk-weighted assets.
Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property, which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds which have a 50% risk-weight, and direct obligations of, or obligations guaranteed by, the United States Treasury or certain agencies of the federal government which have 0% risk-weight. In converting off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, other standby letters of credit and undrawn commitments, including commercial credit lines with an initial maturity of more than one year, have a 50% conversion factor. Short-term, self-liquidating trade contingencies are converted at 20% and short-term commitments have a 0% factor.
The Federal Reserve also uses a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a financial holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 4% to be considered adequately capitalized.
The FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.
Effects of Government Monetary Policy
Our earnings and growth are affected by general economic conditions and by the fiscal and monetary policies of the federal government, particularly the Federal Reserve. The Federal Reserve implements national monetary policy to curb inflation and avoid economic recessions. The Federal Reserve’s open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the Federal Reserve, and establishment of reserve requirements against certain deposits influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on us cannot be predicted with certainty.

Columbia Bancorp - 12

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improves quality and transparency in financial reporting by those companies and strengthens the independence of auditors. Sarbanes-Oxley also created the Public Company Accounting Oversight Board (“PCAOB”), a regulatory body supervised by the SEC with broad powers to set auditing, quality controls and ethics standards for accounting firms that audit public companies. We have incurred significant costs and dedicated significant resources to ensure proper compliance with Sarbanes-Oxley.
Changes in Banking Laws and Regulations
Laws and regulations affecting banks and financial holding companies undergo frequent and significant changes at federal and state levels. Federal legislation is sometimes introduced that includes proposals to alter the structure, regulation, and competitive relationships of the nation’s financial institutions. Any changes in laws and regulations could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations and other financial institutions. Such changes could also reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of financial holding companies, alter the extent to which banks could engage in securities activities, alter the taxation of banks, financial holding companies and other financial services organizations and change the structure and jurisdiction of various financial institution regulatory agencies. We cannot anticipate or predict specific ongoing changes in laws and regulations or the extent to which they might affect our business.
Employees
As of December 31, 2006, we had 362 full-time equivalent (“FTE”) employees compared to 312 FTE employees as of December 31, 2005. Increases in our FTE count resulted from employees hired to staff new branches and new administrative positions. No employees are subject to a collective bargaining agreement. We consider our employee relationships to be good. We were named one of “The 100 Best Companies to Work For in Oregon” in 2005 and 2006, according to employee surveys conducted by Oregon Business magazine.
Directors and Executive Officers
Information about our executive officers and Board of Directors is set forth in “Directors, Executive Officers and Corporate Governance,” in Item 10, which is incorporated herein by reference.
Website Access to Reports
All periodic and current reports are available free of charge on our website as soon as reasonably practicable after the reports are electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”). Our website address is www.columbiabancorp.com. The contents of our website are not incorporated into this report or into our other filings with the SEC.

13- Columbia Bancorp

ITEM 1A	RISK FACTORS
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
Adequacy of Loan Loss Allowance – We have established a reserve for possible losses we expect in connection with loans in our loan portfolio. This allowance reflects our estimates of the collectibility of certain identified loans, as well as an overall risk assessment of total loans outstanding. Our determination of the amount of loan loss allowance is subjective; although we apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the allowance for loan losses will be sufficient to protect against losses that ultimately may occur. If our loan loss allowance proves to be inadequate, it may require unexpected charges to income, which would adversely impact our results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which also would adversely impact our revenues and financial condition.
Growth Management – Our financial performance and profitability will depend on our ability to manage our branch expansion and potential future acquisitions. We expend significant resources to open new branches including construction of branch buildings or commitments on leased property and hiring of new employees to staff the branch as well as new administrative employees to support branch operations. Growth through acquisition of other banks is subject to other risks such as our inability to effectively integrate the other bank’s branches, customers and employees into our operational structure and company culture. Overall, expansion of our branch network and any potential future acquisitions may present operating and other problems that could have a material adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have achieved in the past.
Changes in Market Interest Rates – Our earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, rates received on loans and securities, and rates paid on deposits and borrowings. The difference between the rates received on loans and securities and the rates paid on deposits and borrowings is known as the net interest spread. Based on our current volume and mix of interest bearing liabilities and interest earning assets, net interest spread could generally be expected to increase during times when interest rates rise and, conversely, to decline during times of falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period. Although we believe the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse affect on our business, financial condition and results of operations.
Liquidity – We are subject to the risk of daily volatility in our liquidity. Liquidity measures our ability to meet loan demand and deposit withdrawals and to service liabilities as they come due. Dramatic fluctuations in deposit balances make it difficult to manage liquidity. A sharp reduction in deposits could force us to borrow heavily in the wholesale liability market. In addition, rapid loan growth during periods of little or no liquidity may force us to decline loans, utilize wholesale liabilities or raise deposit interest rates. Wholesale liabilities include all funding sources obtained outside the retail branch network and consist of borrowings from correspondent banks, advances from Federal Home Loan Bank and out-of-market deposits. Because interest rates on wholesale liabilities generally exceed interest rates on retail deposits, our results of operations may be adversely affected by an increase in wholesale liabilities.

Columbia Bancorp - 14

Geographic Concentration — Substantially all of our business is derived from a nine—county area in central, north-central and northeastern Oregon and south-central and south-eastern Washington. The communities we serve typically have population bases of 20,000 to 250,000, and have traditionally created employment opportunities in the areas of agricultural, timber, electrical power generation, light manufacturing, construction and transportation. During the recent past, many of these markets have experienced a resurgence of economic growth due to small business expansion, land development, technology related business and revitalization of the downtown retail and office spaces. Many of the markets we serve have quickly earned a reputation as desirable places for quality of life for families and entrepreneurs. While we have built our expansion strategy around these growing and diverse geographic markets, our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions we serve, may have a more pronounced effect upon our business than they might on an institution that is more broadly diverse in geographic concentration. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.
Regulation — We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as our shareholders. These regulations can sometimes impose significant limitations on our operations. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes. Changes in laws and regulations may affect our cost of doing business, limit our permissible activities (including insurance and securities activities), or our competitive position in relation to credit unions, savings associations and other financial institutions. These changes could also reduce federal deposit insurance coverage, broaden the powers or geographic range of financial holding companies, alter the taxation of financial institutions and change the structure and jurisdiction of various regulatory agencies.
Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to ensure adequate compliance. Overall, the effect of laws and regulations may have an adverse impact on business, financial condition and results of operations.
Competition — Competition may adversely affect our performance. The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in originating loans. We compete for loans principally based on the efficiency and quality of our service and also based on pricing of interest rates and loan fees. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the prices charged for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.
Credit Risk — A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect our future results of operations.
Loans with variable interest rates comprise approximately 85% of our loan portfolio as of December 31, 2006. As variable rate loan payments increase due to rising interest rates, our borrowers may have difficulty making payments as they come due. This increase in credit risk may have a material adverse effect on our financial condition and results of operations.
ITEM 1B UNRESOLVED STAFF COMMENTS
We had no unresolved staff comments from the Securities and Exchange Commission.
15- Columbia Bancorp

ITEM 2 PROPERTIES
We had a network of 21 full-service branches and three limited-service branches as of December 31, 2006. We own 13 of our 24 branch properties free of encumbrances. All of our branches, except our Yakima, Sunnyside and limited service branches, have drive-up facilities. Our CRB Mortgage Team operates from the second floor of our Bend branch: 1701 NE Third Street.
A summary of our branch facilities follows:

			Year
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status
Oregon Branches

The Dalles (Main) Wasco County	316 East Third Street	11,441	1977	Owned

The Dalles (Cherry Heights) Wasco County	500 Cherry Heights Rd	1,800	2006	Owned

Hood River Branch Hood River County	2650 Cascade Avenue	6,875	1993	Owned

Madras Branch Jefferson County	624 SW Fourth Street	7,660	1995	Owned

Redmond Branch Deschutes County	434 North Fifth Street	5,900	1995	Owned

South Redmond Branch Deschutes County	1502 SW Odem Medo Rd	5,078	2004	Leased

Bend Branch Deschutes County	1701 NE Third Street	8,306	1996	Owned

Shevlin Center Branch(1) Deschutes County	925 SW Emkay Drive	15,000	1999	Owned

Bend Limited Facility(2) Deschutes County	1010 NE Purcell Blvd	80	2002	Other

Wall Street Branch Deschutes County	1133 Wall Street	12,421	2004	Leased

Hermiston Branch Umatilla County	1033 South Highway 395	4,700	1998	Owned

Pendleton Branch Umatilla County	2101 SW Court Place	4,700	1999	Owned

McMinnville Branch(1) Yamhill County	723 N Baker	9,893	1998	Owned

McMinnville Limited Facility(2) Yamhill County	900 NW Hill Road	60	1998	Other

McMinnville Limited Facility(2) Yamhill County	300 NW Hillside Pkwy	60	2001	Other

Canby Branch Clackamas County	223 NE 2nd Street	3,615	2001	Leased
Columbia Bancorp - 16

			Year
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status
Newberg Branch Yamhill County	901 N Brutscher St, Ste A	3,900	1999	Leased

Lake Oswego Loan Office Clackamas County	5665 SW Meadows Rd.	3,466	2006	Leased

Washington Branches

White Salmon Branch Klickitat County	390 NE Tohomish Street	5,500	1996	Owned

Goldendale Branch Klickitat County	202 West Main Street	6,105	1996	Owned

Meadow Springs Branch Benton County	139 Gage	10,000	2006	Leased

Pasco Branch Franklin County	4725 Road 68	3,700	2006	Owned

Yakima Branch	501 W. Lincoln Ave,
Yakima County	Ste B	2,341	2006	Leased

Sunnyside Branch	2640 Yakima Valley Hwy,
Yakima County	Ste 3	1,653	2006	Leased

Other Facilities

The Dalles Administration Wasco County, OR	401 E Third St, Suite 200	22,199	2002	Leased

(1)	Branch operations are located on the first floor. The second floor is available for lease to other parties.

(2)	CRB has an agreement in place that does not require financial payment for these limited-branch facilities.
ITEM 3 LEGAL PROCEEDINGS
During the normal course of our business, we are party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to our business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings. We are currently aware of one legal proceeding, detailed below.
Smith-Rattray Farms, et al., v. Columbia River Bank, et al.
Columbia and the Bank have been named as defendants in the United States District Court for the District of Oregon in a case captioned Smith-Rattray Farms, et al., v. Columbia River Bank, et al. The plaintiff seeks compensatory, punitive and other damages totaling approximately $48.40 million, as well as injunctive and other relief. Columbia believes these claims are without merit and intends to aggressively defend this action.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of securities holders of Columbia during the quarter ended December 31, 2006.
17- Columbia Bancorp

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Columbia Bancorp’s common stock trades on the NASDAQ Global Select Market under the symbol “CBBO.” Trading of our stock on NASDAQ commenced on November 6, 1998. High and low trading prices per share of our common stock for 2006 and 2005 are presented in the table below. All prices have been adjusted for subsequent stock splits and dividends. Prices do not include retail markups, markdowns, or commissions and may not represent actual transactions.
We declared and paid quarterly cash dividends per share of common stock as presented below. Our principal source of cash for stockholder dividends is dividends paid by our wholly-owned operating subsidiary, Columbia River Bank. Federal and state banking laws and regulations impose strict limitations upon a bank’s ability to pay dividends, including requirements to comply with minimum capital requirements and other bank safety and soundness criteria. To the extent our subsidiary fails to comply with these requirements, it will be unable to pay dividends to Columbia Bancorp, which will materially restrict the ability to pay dividends to shareholders.
As of March 1, 2007, we had 9,987,684 shares issued and outstanding of no par value common stock, which were held by 742 shareholders of record.
Table 1

	2006			2005 (1)
	Stock Trading Range		Cash Dividend	Stock Trading Range		Cash Dividend
	High	Low	Declared	High	Low	Declared
First Quarter	$23.88	$20.06	$0.09	$17.06	$15.91	$0.08
Second Quarter	27.45	21.80	0.10	18.02	15.91	0.08
Third Quarter	26.00	22.34	0.10	19.68	17.03	0.08
Fourth Quarter	28.05	23.43	0.10	22.08	18.51	0.09

(1)	Adjusted to reflect the 10% stock dividend, effective December 29, 2005.
Securities authorized for issuance under equity compensation plans
The following table presents information about securities authorized for issuance under equity compensation plans as of December 31, 2006:
Table 2

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	513,768	$11.62	463,491
Equity compensation plans not approved by security holders	—	$—	—
Columbia Bancorp - 18

Performance Graph
The following graph compares the yearly percentage change in the cumulative shareholder return on Columbia’s common stock during the five years ended December 31, 2006, with: (1) the All NASDAQ U.S. Stocks Index as reported by the Center for Research in Security Prices; and (2) the NASDAQ Bank Index as reported by the Center for Research in Security Prices. This comparison assumes that: (1) on December 31, 2001 $100.00 was invested in Columbia’s common stock; (2) that all cash dividends were reinvested prior to any tax effect; and (3) that all shares issued pursuant to stock dividends and splits were retained.
COLUMBIA BANCORP
TOTAL CUMULATIVE SHAREHOLDER RETURN FOR
THE PERIOD ENDED DECEMBER 31, 2006
Sales of Unregistered Securities
We had no sales of unregistered securities during the fourth quarter of 2006.
Purchases of Equity Securities
See “Shareholders’ Equity and Regulatory Capital” under Item 7 of this report.
19- Columbia Bancorp

ITEM 6 SELECTED FINANCIAL DATA
The following table presents selected information about our consolidated financial condition, operating results, and key operating ratios as of the dates and for the periods indicated. This information does not purport to be complete, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes.
Table 3

	As of and for the Years Ended December 31,
(dollars in thousands except dollars per share data)	2006	2005	2004	2003	2002
Income Statement Data
Interest income	$70,674	$53,589	$42,708	$38,230	$37,616
Interest expense	18,002	11,302	7,328	6,831	7,782

Net interest income	52,672	42,287	35,380	31,399	29,834
Loan loss provision	2,900	3,115	2,760	2,575	1,800
Net income	15,775	13,670	10,735	9,834	9,381
Balance Sheet Data
Investment securities	$37,704	$36,780	$45,398	$31,682	$36,048
Total loans, net	801,871	677,686	574,125	464,350	432,687
Total assets	1,033,188	841,239	715,373	584,136	544,326
Total deposits	859,065	707,822	606,944	496,358	458,624
Shareholders’ equity	91,018	77,492	65,877	57,804	50,190
Per Share Data
Earnings per common share
Basic earnings per common share (1)	$1.60	$1.39	$1.11	$1.03	$0.96
Diluted earnings per common share (1)	1.55	1.36	1.08	0.99	0.93
Cash dividends declared per common share (1)	0.39	0.33	0.32	0.28	0.24
Book value per common share (1)	9.12	7.86	6.78	6.01	5.27
Capital Ratios
Tier I capital ratio (2)	10.11%	9.70%	9.80%	10.46%	9.71%
Total risk-based capital ratio (3)	11.36	10.95	11.05	11.71	10.96
Leverage ratio (4)	8.54	9.77	8.74	9.19	8.57
Financial Ratios
Return on average assets	1.79%	1.77%	1.64%	1.71%	1.80%
Return on average equity	18.72	19.01	17.50	18.25	18.80

1)	Prior periods have been adjusted to reflect 10% stock dividend effective May 1, 2003 and 10% stock dividend effective December 29, 2005

(2)	Tier I capital divided by risk-weighted assets

(3)	Total regulatory capital divided by risk-weighted assets

(4)	Tier I capital divided by average total assets
Columbia Bancorp - 20

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section contains forward-looking statements and should be read after considering “Disclosure Regarding Forward-Looking Statements” at the beginning of this document, as well as the “Risk Factors” in Item 1A of this document. The following discussion should also be read in conjunction with our audited consolidated financial statements and accompanying notes as of December 31, 2006 and 2005 and for each of the three years ended December 31, 2006, 2005 and 2004, included elsewhere in this report.
Critical Accounting Policies
“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate the estimates used, including the adequacy of the allowance for loan losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that we consider reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of our consolidated financial statements.
The allowance for loan losses represents an estimate of possible losses associated with our loan portfolio and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing loan trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 71% of our loan portfolio is secured by real estate. If there were a significant decrease in real estate values in Oregon and Washington, it may result in an increase to the allowance for loan losses.
As of December 31, 2006, our goodwill totaled $7.39 million as a result of business combinations. We follow SFAS No. 142 that requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. No impairment of goodwill has been identified during the initial and subsequent annual assessments.
Overview
Columbia Bancorp (“Columbia”) is a financial holding company organized in 1996 under Oregon Law. Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB,” “the Bank”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. CRB offers a broad range of services to its customers, primarily small and medium sized businesses and individuals.
We had a network of 24 branches as of December 31, 2006. In Oregon, we operate 15 full-service branches and three limited-service branches that serve the northern and eastern Oregon communities of The Dalles (2), Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond (2), and Bend (4), and the communities of McMinnville (3), Canby and Newberg in the Willamette Valley. We also operate a loan production office in Lake Oswego, Oregon that focuses on commercial loans to real estate builders and developers and residential mortgage loans in the Portland metropolitan area. In Washington, we operate six full-service branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside and Richland.
21- Columbia Bancorp

Our goal is to grow our earning assets while maintaining a high return on equity and strong asset quality. We work to achieve this goal by emphasizing personalized, quality banking products and services for our customers; by hiring and retaining high performing, experienced branch and administrative personnel; and by responding quickly to customer demand and growth opportunities. We intend to increase penetration in our existing markets and expand into new markets through suitable acquisitions and new branch openings.
The following table presents an overview of our key financial performance indicators as of and for the years ended December 31:
Table 4

(dollars in thousands except percentages and per share data)	2006	2005	2004
Total assets	$1,033,188	$841,239	$715,373
Total loans, gross (1)	813,443	688,724	583,865
Total deposits	859,065	707,822	606,944
Net income	15,775	13,670	10,735
Earnings per diluted common share (2)	1.55	1.36	1.08

Return on average assets	1.79%	1.77%	1.64%
Return on average equity	18.72	19.01	17.50
Net interest margin, tax equivalent basis	6.44	5.95	5.95
Efficiency ratio	55.00	53.67	54.86
Cash dividend payout ratio	24.56	24.12	29.54

(1)	Loans include portfolio and loans held for sale and exclude allowance for loan losses and unearned loan fees.

(2)	Prior periods adjusted to retroactively reflect the 10% stock dividend issued in 2006
Columbia Bancorp - 22

Financial Highlights
2006 compared to 2005
•	New branches in Richland, Pasco, Yakima and Sunnyside, Washington contributed $45.95 million in loan growth and $43.17 million in deposit growth, as well as increases in net interest income and non-interest expenses.

•	Loan growth of 18% from our new and existing branches, combined with Federal Reserve interest rate increases, increased loan interest income $16.46 million, or 33%.

•	Net interest margin increased from 5.95% to 6.44% due to the effect of rising interest rates. The positive effect of rising interest rates on our variable rate loan portfolio outpaced the negative effect from our borrowings and deposit accounts.

•	Salaries and benefits increased $3.97 million, or 24%, primarily due to employees hired to staff new branch and administrative positions, annual merit increases and market salary adjustments.
2005 compared to 2004
•	Loan portfolio growth of 18% and continued rate increases on variable rate loans, resulted in $9.33 million, or 23%, increase in loan interest income, which was partially offset by a $3.97 million, or 54.22%, increase in interest expense.

•	As deposit growth outpaced loan growth, excess liquidity earned $1.18 million in federal funds interest an increase of $975,873, or 485.00%.

•	Provision for loan losses increased $355,000 due to overall loan portfolio growth and an increase in net charged-off loans of $586,144.

•	Based upon the achievement of financial and operational goals, incentive compensation expense increased $1.61 million, or 117.77%.

•	Salaries and benefits, excluding incentive compensation, increased $1.52 million, or 13%, due to the hiring of personnel to staff our new branches, as well as the addition of several new administrative positions in response to our growth.
Net income for the year ended December 31, 2005 includes the effects of the following items:
•	State of Oregon corporate kicker tax benefit of $328,250 contributed earnings of $0.03 per diluted share.

•	Gain from sale of the mortgage servicing asset of $560,588 contributed earnings of $0.04 per diluted share, net of income tax.

•	Collection of $336,000 in non-accrual interest associated with 2004 contributed earnings of $0.02 per diluted share, net of income tax.
23- Columbia Bancorp

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
In May 2006, we opened new branches in Yakima and Sunnyside, Washington. Because the cities are located along the Interstate 82 corridor, we believe the expansion complements our existing presence in the Tri-Cities. The market area also fits our target demographic with populations of approximately 83,000 in Yakima, 15,000 in Sunnyside and 150,000 in the area surrounding both cities. We expect the new locations will continue to increase and diversify our loan and deposit portfolios and provide geographic and economic diversification.
In May 2006, we moved our loan production office to Lake Oswego, Oregon. The office focuses on commercial loans to real estate builders and developers, and residential mortgage loans in the Portland metropolitan area. The operations of our loan production team were formerly housed in our Newberg, Oregon branch.
In June 2006, we completed construction and opened our new Pasco Branch. The 3,700 square foot branch serves the northwestern Tri-Cities area and focuses on small business relationships and expansion of our consumer product base. It features a four lane vehicle drive-up including two drive-up ATMs.
In September 2006, we announced long-range plans to expand into the Vancouver, Washington market. We currently lease a temporary office from which four executive officers are based. In addition, we signed letters of intent for two Vancouver-area properties: a future branch site and a future administrative support site. We are continuing to negotiate for other branch sites in the Vancouver-area. Vancouver is located in Clark County, which is the fastest growing county in Washington State. We believe our expansion into the Vancouver will contribute to our long-term growth.
During 2006, we exited our relationship with D&L Capital Funding, Inc. (“D&L”) because results did not meet our expectations. Our relationship with D&L was established in 2005 to provide us with greater access to commercial and real estate loans. Our investment in the D&L relationship was limited to an insignificant amount of office equipment and an employee dedicated to processing loans.
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
Columbia Bancorp - 24

Average Balances and Average Rates Earned and Paid — The following table presents average balances of assets and liabilities, the related interest income or expense and the resulting average yield or rate:
Table 5

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Interest-earning assets:
Loans (1)	$744,067	$67,027	9.01%	$623,656	$50,572	8.11%	$544,945	$41,240	7.57%
Investment securities
Taxable securities	23,463	993	4.23	23,921	746	3.12	16,846	435	2.58
Nontaxable securities (2)	11,849	844	7.12	12,941	905	6.99	13,296	973	7.32

Total investment securities	35,312	1,837		36,862	1,651	4.48	30,142	1,408	4.67
Interest earning balances due from banks	14,563	689	4.73	17,699	496	2.80	12,031	215	1.79
Federal funds sold	28,394	1,416	4.99	37,615	1,177	3.13	13,940	201	1.44

Total interest earning assets	822,336	70,969	8.63	715,832	53,896	7.53	601,058	43,064	7.16
Nonearning assets	58,745			55,820			54,616

Total assets	$881,081			$771,652			$655,674

Interest bearing liabilities:
Interest bearing demand and savings accounts	$320,481	$6,931	2.16%	$287,504	$4,051	1.41%	$230,826	$1,476	0.64%
Time deposits and IRAs	219,084	9,407	4.29	174,495	5,893	3.38	157,854	4,554	2.89
Borrowed funds	33,746	1,664	4.93	33,652	1,358	4.04	38,093	1,298	3.41

Total interest bearing liabilities	573,311	18,002	3.14	495,651	11,302	2.28	426,773	7,328	1.72
Non-interest bearing deposits	219,526			198,316			163,953

Total deposits and borrowed funds	792,837			693,967			590,726

Other liabilities	3,986			5,766			3,615

Total liabilities	796,823			699,733			594,341
Shareholders’ equity	84,258			71,919			61,333

Total liabilities and shareholders’ equity	$881,081			$771,652			$655,674

Net interest income (tax equivalent)		$52,967			$42,594			$35,736

Net interest income (as reported)		$52,671			$42,287			$35,380

Average yield on average earning assets			8.63%			7.53%			7.16%

Interest expense to average earning assets			2.19%			1.58%			1.22%

Net interest margin (3)			6.44%			5.95%			5.95%

Net interest spread			5.49%			5.25%			5.44%

(1)	Average balance is net of unearned loans fees and includes non-accrual loans and loans held-for-sale.

(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at a rate of 35%

(3)	Net interest margin is computed by dividing net interest income (taxable equivalent basis) by total average interest earning assets.
Changes in net interest income result from changes in volume and net interest spread. Volume refers to the dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
25- Columbia Bancorp

Analysis of Changes in Interest Differential — The following table presents increases in net interest income attributable to volume changes versus rate changes:
Table 6

	2006 over 2005			2005 over 2004			2004 over 2003
	Increase (Decrease) due to			Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change
Interest earning assets:
Loans	$9,772	$6,683	$16,455	$5,971	$3,361	$9,332	$7,100	$(2,356)	$4,744
Investment securities
Taxable securities	(14)	261	247	182	129	311	1	(80)	(79)
Nontaxable securities	(59)	10	(49)	(20)	1	(19)	(111)	(1)	(112)
Balances due from banks	(88)	281	193	102	179	281	(37)	(34)	(71)
Federal funds sold	(288)	527	239	341	635	976	(73)	69	(4)

Total	9,323	7,762	17,085	6,576	4,305	10,881	6,880	(2,402)	4,478

Interest bearing liabilities:
Interest bearing checking and savings accounts	468	2,412	2,880	364	2,211	2,575	88	(209)	(121)
Time deposits	1,512	2,002	3,514	489	850	1,339	918	(387)	531
Borrowed funds	5	301	306	(150)	210	60	374	(287)	87

Total	1,985	4,715	6,700	703	3,271	3,974	1,380	(883)	497

Net increase (decrease) in net interest income	$7,338	$3,047	$10,385	$5,873	$1,034	$6,907	$5,500	$(1,519)	$3,981

Net interest income changes due to volume increases since 2003 resulted primarily from the following: (1) strong demand for real estate loans in our Central Oregon, Willamette Valley and Columbia Basin regions; (2) loans originated by our Lake Oswego branch; and (3) loan growth from new branches in Richland, Pasco, Yakima and Sunnyside, Washington.
Net interest income increases due to rate increases since 2004 resulted from our balance sheet strategy. During the last several years, we positioned our balance sheet to be asset sensitive, meaning that assets re-price, or adjust to market interest rates, more frequently than liabilities. As a result, our net interest income has benefited from the series of increases in the Fed Funds rate from June 2004 to June 2006.
Increases in net interest income were partially offset by the rising cost of funds due to gradually increasing interest rates on our retail deposits and also due to our expanded use of wholesale liabilities. We minimized across-the-board deposit rate increases by utilizing two strategies. First, we employed a relationship pricing strategy where we offer better deposit interest rates and terms based on the depth of customer relationships. Second, we selectively added higher-cost wholesale liabilities during periods of slow deposit growth. These strategies, combined with our success at gathering low cost deposits, have slowed increases in our overall cost of funds.
Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages the pricing and duration of its assets and liabilities. Due to several factors, our tax equivalent net interest margin increased from 5.95% in 2005 to 6.44% in 2006. First, our asset sensitive balance sheet re-priced to higher interest rates as the Fed Funds rate increased. Second, we minimized increases in our deposit interest rates by employing a relationship pricing strategy. Finally, we selectively utilized wholesale liabilities during periods of slow deposit growth. While wholesale liabilities generally carry higher interest rates, this strategy allowed us to avoid across-the-board increases in our deposit portfolio that would have resulted in relatively higher total interest costs.
Columbia Bancorp - 26

Our tax equivalent net interest margin measured 5.95% for 2005 and 2004. Although net interest income increased $6.91 million from 2004 to 2005, our net interest margin remained stable primarily because increases in our cost of funds were proportionate to increases in our average yields on earning assets.
During 2006, our net interest margin, measured on a quarterly basis, decreased from 6.60% for the second quarter of 2006 to 6.44% for the third quarter of 2006 and 6.36% for the fourth quarter of 2006. If the Fed Funds rate does not change during 2007, we expect our net interest margin will continue to decrease. We also expect increases in our earning assets during 2007 will contribute to continued increases in our net interest income, whether or not the Fed Funds rate changes.
Because we have positioned our balance sheet to be asset sensitive, a decrease in the Fed Funds rate would negatively impact interest income as our variable rate loans tied to the Prime Rate re-price. Because approximately 47% of our loans have interest rate floors, this negative effect would be partially mitigated.
Provision for Loan Losses
Our provision for loan losses represents an expense to establish an adequate allowance for loan losses and deposit account overdraft losses. Charges to the provision for loan losses result from our ongoing analysis of possible losses in our loan portfolio.
Charges to provision for loan losses totaled $2.90 million, $3.12 million and $2.76 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in the provision from 2005 to 2006 is the net result of improving credit quality trends, net loan charge-offs totaling $1.59 million and moderate loan growth.
The increase in the provision from 2004 to 2005 is primarily attributable to $1.18 million of net commercial loan charge-offs during 2005. Although classified as commercial loans, these charged-off loans were to borrowers in the agricultural industry. The increase in the provision was also partly attributable to overall loan growth; if underlying risk factors remain the same, growth in our loan portfolio results in charges to the provision to cover possible losses in the portfolio.
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
27- Columbia Bancorp

Non-interest income totaled $9.82 million for 2006, a decrease of 4% compared to $10.19 million for 2005. Significant factors affecting non-interest income for 2006 compared to 2005 were as follows:
•	Service charges and fees decreased primarily as a result of overdraft protection changes we made to comply with new regulations.

•	Mortgage banking revenue increased due to an increase in the volume of loan originations.

•	In order to balance our loans and deposits and add liquidity during 2006, we sold $6.62 million of commercial real estate loans at a gain of $133,640.

•	In 2005, we recognized $560,588 from gain on the sale of our mortgage servicing asset.
Non-interest income increased 23% from 2004 to 2005 primarily due to an increase in mortgage banking revenue and gain from the sale of the mortgage servicing asset. The increase in mortgage banking revenue resulted from a reduction in mortgage servicing expenses and an increase loan production. Following the sale of the mortgage servicing asset in 2005, we are no longer engaged in mortgage servicing activities.
Non-interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs, item and statement processing, advertising, data processing and other non-interest expenses. Non-interest expense for 2006 totaled $34.37 million, an increase of 22%, compared to $28.16 million for 2005. The increase was primarily due to increases in salaries and benefits, occupancy costs and other non-interest expenses.
From 2005 to 2006, salaries and benefits increased $3.97 million, or 24%, primarily due to two factors. First, we hired additional full-time equivalent employees (“FTE”) to staff new branches and new administrative positions. As of December 31, 2006, FTE totaled 362 compared to 312 as of December 31, 2005, a 16% increase. Second, salaries for existing FTE increased due to annual merit increases and market salary adjustments.
Occupancy costs and other non-interest expenses increased from 2005 to 2006 primarily due to the incremental costs of new branches opened during 2006.
Non-interest expense for 2005 increased 17% compared to $23.97 million for 2004. The 2004 to 2005 increase was primarily due to an increase in salaries and benefits and occupancy costs. Salaries and benefits increased due to additional FTE hired to staff new branches and new administrative positions. Higher incentive compensation due to strong financial performance also contributed to the increase in salaries and benefits.
The efficiency ratio measures how well a bank manages its overhead costs. The ratio represents non-interest expense as a percentage of interest income and non-interest income. Our efficiency ratio measured 55.00% for 2006, compared to 53.67% for 2005 and 54.86% for 2004. The increase in the ratio is primarily due to our expansion activities as increases in non-interest expense outpaced growth of interest income and non-interest income. For 2007, we expect our efficiency ratio will measure between 54% and 58%.
Columbia Bancorp - 28

Income Taxes
Our provision for income taxes totaled $9.44 million for 2006, $7.53 million for 2005 and $6.23 million for 2004. The provision resulted in combined federal and state effective tax rates of 37.45% for 2006, 35.52% for 2005 and 36.70% for 2004. Effective tax rates differ from combined statutory rates of 38.90% primarily due to the effects of nontaxable interest income and state tax credits purchased.
Our effective tax rate for 2005 decreased from prior years due to the Oregon corporate kicker tax credit, which totaled $328,250 for 2005. The Oregon Constitution provides the corporate kicker tax credit in certain years when state revenues exceed forecasted amounts.
We expect our 2007 effective tax rate will range between 37.00% and 38.00% and may vary depending on our level of participation in state income tax credits.
Financial Condition
Table 7

	Summary Balance Sheets
	December 31,			Increase (Decrease)
(dollars in thousands)	2006	2005	2004	12/31/05 – 12/31/06		12/31/04 – 12/31/05
ASSETS
Federal funds sold	$58,930	$29,282	$20,286	$29,648	101%	$8,996	44%
Investments	37,704	36,780	45,398	924	3	(8,618)	(19)
Total loans, net	801,871	677,686	574,125	124,185	18	103,561	18
Other assets (1)	134,683	97,491	75,564	37,192	38	21,927	29

Total assets	$1,033,188	$841,239	$715,373	$191,949	23%	$125,866	18%

LIABILITIES
Non-interest bearing deposits	$235,037	$220,450	$172,422	$14,587	7%	$48,028	28%
Interest bearing deposits	624,028	487,372	434,522	136,656	28	52,850	12

Total deposits	859,065	707,822	606,944	151,243	21	100,878	17

Other liabilities (2)	83,105	55,925	42,552	27,180	49	13,373	31

Total liabilities	942,170	763,747	649,496	178,423	23	114,251	18

SHAREHOLDERS’ EQUITY	91,018	77,492	65,877	13,526	17	11,615	18

Total liabilities and shareholders’ equity	$1,033,188	$841,239	$715,373	$191,949	23%	$125,866	18%

(1)	Includes cash and due from banks, property and equipment, accrued interest receivable and intangible goodwill.

(2)	Includes notes payable, accrued interest payable and other liabilities.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand at our branches and cash due from other banks, interest bearing deposits with other banks and federal funds sold. Cash on hand balances were generally consistent throughout the year. Interest bearing deposits and federal funds sold can fluctuate dramatically on a day-to-day basis due to cash demands, customer deposit levels, loan activity and future expected cash flows. Our goal is to maximize our investment of excess cash in interest bearing investments, which are readily available to meet our liquidity needs.

29- Columbia Bancorp

Investments
The following table presents the carrying value of our investment security portfolio as of December 31:
Table 8

	2006		2005		2004
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Investments available-for-sale:
U.S. Government obligations	$19,827	53%	$16,680	45%	$23,899	53%
Municipal securities	361	1	553	1	674	2
Equity securities	638	2	611	2	606	1

	20,826	56	17,844	48	25,179	56

Investments held-to-maturity:
Obligations of states and political subdivisions	11,230	30	12,053	33	12,535	28
Mortgage-backed securities	3,129	8	4,363	12	5,174	11
U.S. Government obligations	80	—	81	—	81	—

	14,439	38	16,497	45	17,790	39

Restricted equity securities	2,439	6	2,439	7	2,429	5

Total investment securities	$37,704	100%	$36,780	100%	$45,398	100%

We classify our investment securities as trading, held-to-maturity or available-for-sale. Held-to-maturity securities are those that we have the intent and ability to hold until they mature or are called. Available-for-sale securities are those that we may sell if liquidity requirements dictate or if alternative investment opportunities arise. We determine the mix of available-for-sale and held-to-maturity investment securities based on our Board of Director’s approved Asset-Liability Policy, our need for liquidity and other factors.
Restricted equity securities consist of Federal Home Loan Bank and Federal Agriculture Mortgage Corporation stock. These investments are carried at cost and classified as restricted because ownership is restricted and there is no active market for the stock.
Investment securities increased $923,584 from 2005 to 2006 primarily due to investment purchases totaling $9.16 million, which were partially offset by investment maturities totaling $8.43 million. The majority of our investment purchases during 2006 were purchased to replace maturing securities pledged as collateral for public agency deposits.
Investment securities decreased $8.62 million from 2004 to 2005 primarily as a result of matured or called securities totaling $12.72 million, which were partially offset by purchases totaling $4.35 million.
For the years ended December 31, 2006 and 2005, no single investment security equaled or exceeded 10% of our consolidated shareholders’ equity. For the year ended December 31, 2004, one investment security represented 11% of our consolidated shareholders’ equity. This investment security, which matured in January 2005, was a federal agency backed discount note structured to earn a higher rate of return than the overnight federal funds rate.
As of December 31, 2006, net unrealized losses in our investment portfolio totaled approximately $57,000, compared to net unrealized losses of approximately $56,000 as of December 31, 2005. Net unrealized gains totaled approximately $523,000 as of December 31, 2004. Unrealized losses are the result of a rising interest rate environment that began in June 2004. Unrealized gains and losses reflect changes in market conditions and do not represent the amount of actual profits or losses that may be realized. Actual realized gains and losses occur at the time investment securities are sold or called.
Columbia Bancorp - 30

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
The maturities of investment securities, segmented by amortized cost, estimated fair value, and tax equivalent yields, were as follows as of the dates indicated:
Table 9

	December 31, 2006			December 31, 2005			December 31, 2004
	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
(dollars in thousands)	Cost	Fair Value	Yield(1)	Cost	Fair Value	Yield(1)	Cost	Fair Value	Yield(1)
U.S. Government agencies:
One year or less	$6,687	$6,617	5.29%	$8,347	$8,258	4.92%	$9,287	$9,287	3.94%
One to five years	14,225	14,111	5.20	12,664	12,393	4.80	19,496	19,355	3.88
Five to ten years	36	37	6.42	441	435	4.15	215	217	4.73
Over ten years	2,267	2,223	4.63	7	7	6.18	303	305	4.67

Obligations of states and political subdivisions:
One year or less	281	282	5.78	1,171	1,173	5.17	155	156	2.93
One to five years	3,830	3,857	6.06	3,031	3,081	6.27	3,267	3,375	4.93
Five to ten years	7,474	7,597	6.06	7,943	8,198	6.16	9,124	9,590	6.16
Over ten years	—	—	—	449	437	6.89	627	683	6.15

Total debt securities	34,800	34,724	5.47%	34,053	33,982	5.32%	42,474	42,968	4.46%

Equity securities	619	638		596	611		577	606
Restricted equity securities	2,439	2,439		2,439	2,439		2,429	2,429

Total securities	$37,858	$37,801		$37,088	$37,032		$45,480	$46,003

(1)	Weighted average yields are stated on a federal tax equivalent basis at a rate of 35% and have been annualized, where appropriate.

31- Columbia Bancorp

Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development, real estate, commercial, consumer, agriculture and credit cards.
Our loan portfolio, excluding loans held-for-sale, was as follows for the years ended December 31:
Table 10

	2006		2005		2004		2003		2002
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$136,582	17%	$101,261	15%	$93,618	16%	$86,163	19%	$69,882	16%
Agricultural	86,218	11	84,271	12	79,224	14	64,059	14	61,770	15
Real estate secured loans:
Commercial property	243,391	31	199,065	30	156,175	27	125,359	27	100,918	24
Farmland	44,178	5	46,518	7	50,585	9	42,301	9	35,748	8
Construction	212,826	27	184,331	27	139,415	25	87,427	19	91,036	21
Residential	46,547	6	30,955	5	29,584	5	34,295	7	42,688	10
Home equity lines	13,410	2	14,747	2	10,701	2	4,799	1	2,102	1

Total real estate	560,352	71	475,616	71	386,460	68	294,181	63	272,492	64

Consumer	12,541	1	13,775	2	14,386	2	18,242	4	20,937	5
Other	10,212	1	7,923	1	7,660	1	6,975	1	6,499	2

Total loans	805,905	101	682,846	101	581,348	101	469,620	101	431,580	102

Less unearned loan fees	(1,428)	—	(1,513)	—	(1,556)	—	(1,450)	—	(1,245)	—
Less allowance for loan losses	(10,144)	(1)	(9,526)	(1)	(8,184)	(1)	(6,612)	(1)	(6,417)	(2)

Loans receivable, net	$794,333	100%	$671,807	100%	$571,608	100%	$461,558	100%	$423,918	100%

Volume change from prior year		18%		18%		24%		9%		17%

Gross loans increased $123.06 million, or 18%, from 2005 to 2006. Significant factors contributing to loan growth were as follows:
•	New branches in Yakima, Sunnyside and Pasco, Washington along with our expanded Meadow Springs branch in Richland, Washington contributed $45.95 million in loan growth.

•	Continued strong demand for construction and commercial real estate loans throughout our market areas added $55.57 million to loan growth during 2006, excluding new branch activity.

•	Commercial loans increased $35.32 million due to a focus on commercial and industrial lending and two large commercial loans added in the fourth quarter of 2006.
Gross loan growth of $101.50 million, or 17%, from 2004 to 2005 was primarily due to strong demand for real estate loans throughout our market areas. In particular, real estate loans from our Lake Oswego loan production office, which opened during 2004, increased $29.99 million.
As of December 31, 2006, construction, land development and commercial real estate loans comprised 71% of our loan portfolio, compared to 71% and 68% as of December 31, 2005 and 2004, respectively. Although this concentration is consistent with our Pacific Northwest community bank peers, we could be subject to losses resulting from declines in real estate development markets and the negative economic effects of fluctuating interest rates. Some borrowers use proceeds from real estate loans for purposes other than real estate development, such as inventory and equipment purchases. In these cases, real estate market declines would represent a more indirect risk of loss because the borrower’s financial condition may not be directly affected by such a decline.
We participate in non-real estate agricultural lending, which comprises approximately 11% of our total loan portfolio as of December 31, 2006. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. We also diversify our agricultural loan portfolio across numerous commodity types and maintain Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 14% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
Columbia Bancorp - 32

We also originate and fund single-family mortgage loans. These loans are generally committed for sale to mortgage investors and held for less than thirty days. Mortgage loans held-for-sale are reported under the caption “Loans held-for-sale” on our balance sheet. As of December 31, 2006, mortgage loans held-for-sale totaled $7.54 million compared to $4.47 million and $2.52 million as of December 31, 2005 and 2004, respectively. As of December 31, 2005, loans held-for-sale also included one commercial real estate loan held-for-sale totaling $1.41 million. As of December 31, 2006, mortgage loans held-for-sale longer than thirty days totaled $1.56 million and consisted of nine loans that were sold in January 2007. The increase in mortgage loans held for sale resulted from an increase in mortgage production at the end of 2006, compared to prior years when mortgage production was slower at year-end.
The following table presents our loan portfolio maturities, excluding mortgage loans-held-for-sale, on fixed rate loans and re-pricing dates on variable rate loans:
Table 11

	December 31, 2006
	Less than	3 months-			Over	Total
(dollars in thousands)	3 months	1 year	1-5 years	5-10 years	10 years	loans
Commercial loans	$79,140	$5,445	$41,892	$9,744	$361	$136,582
Agricultural loans	74,924	3,053	7,668	573	—	86,218
Real estate secured loans:
Commercial property	44,935	37,126	125,367	31,949	4,014	243,391
Farmland	5,918	9,811	24,018	2,292	2,139	44,178
Construction	198,580	4,588	8,798	477	383	212,826
Residential	16,857	4,533	12,520	7,889	4,748	46,547
Home equity lines	13,285	—	107	18	—	13,410

Total real estate loans	279,575	56,058	170,810	42,625	11,284	560,352

Consumer	7,646	484	3,584	664	163	12,541
Other	7,463	—	985	400	1,364	10,212

Total loans	$448,748	$65,040	$224,939	$54,006	$13,172	$805,905

Loans with fixed interest rates						$121,700
Loans with variable interest rates — daily reprice						432,003
Loans with variable interest rates — other than daily reprice						252,202

Total loans						$805,905

Loans with rate floors						$375,105
Loans with variable interest rates — daily reprice — on or under rate floors						11,830
Loans with variable interest rates — other than daily reprice — on or under rate floors						67,398
Variable interest rate loans comprise 85% of our portfolio on December 31, 2006, compared to 89% as of December 31, 2005.

33- Columbia Bancorp

Our loan policies and procedures establish the basic guidelines governing our lending operations. Generally, the guidelines address our target loan types and markets, underwriting and collateral requirements, terms, pricing, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and borrowing limitations that apply to the borrower’s total outstanding indebtedness, including the indebtedness of any guarantor. Our policies are reviewed and approved by our Board of Directors.
Bank officers are responsible for originating loans in compliance with underwriting standards overseen by our credit administration department and in conformity with established loan policies. On an annual basis, the Board of Directors determines the lending and approval authority of certain executive officers. This authority may be delegated to other lending officers. Delegated authority may be related to loans, letters of credit, overdrafts, uncollected funds, and other matters determined by the Board of Directors or by executive officers within their delegated authority.
Currently, our loan policies prohibit the extension of credit to any single borrower or group of related borrowers in excess of $7.00 million without approval from our Board Loan Committee. Extensions of credit between $4.00 million and $7.00 million require dual approval of certain executive or senior officers. All loans approved by the Board Loan Committee are reviewed by the full Board of Directors at regularly scheduled meetings. Our unsecured legal lending limit was $14.18 million and our real estate secured lending limit was $23.63 million as of December 31, 2006. We rarely originate individual loans for amounts approaching our legal lending limits. Our internal policy establishes a lower lending limit compared to the legal lending limit.
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
Columbia Bancorp - 34

Beginning in 2005, in accordance with Financial Institution Letter (“FIL”) 11-2005 issued by the FDIC, we also include an analysis of demand deposit overdrafts in the calculation for allowance for loan losses. We assess deposit overdraft risk based on factors developed from our historical loss experience. Historically, deposit overdraft losses have been minimal.
In 2006, we reclassified to a liability account our exposure for credit losses related to off-balance-sheet financial instruments. The liability represents our estimate of possible losses associated with off-balance-sheet financial instruments, which consist of commitments to extend credit, commitments under credit card arrangements, and commercial and standby letters of credit. We had previously included the liability as a component of the allowance for loan losses. Following the reclassification, the liability is included as a component of “Accrued interest payable and other liabilities” on our balance sheet.
The following table presents the allocation of our allowance for loan losses as of December 31:
Table 12

	2006		2005		2004		2003		2002
										Percent of
		Percent of		Percent of		Percent of		Percent of		loans in
		loans in		loans in		loans in		loans in		each
		each		each		each		each		category
		category to		category to		category to		category to		to total
(dollars in thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	loans
Commercial	$1,784	17%	$1,084	15%	$1,438	16%	$1,355	18%	$906	16%
Agricultural	3,161	11	3,281	12	2,396	14	1,430	14	1,415	14
Real estate	2,979	70	2,344	70	3,083	67	2,621	63	2,362	63
Consumer	464	1	478	2	454	2	450	4	493	5
Other	104	1	129	1	25	1	24	1	132	2
Off-balance-sheet financial instruments	—	—	587	—	443	—	380	—	324	—
Unallocated	1,851	—	1,643	—	345	—	352	—	785	—

Total allowance for loan losses	$10,143	100%	$9,526	100%	$8,184	100%	$6,612	100%	$6,417	100%

35- Columbia Bancorp

The following table presents our loan loss experience for the years ended December 31:
Table 13

(dollars in thousands)	2006	2005	2004	2003	2002
Gross loans oustanding at end of year (1)	$813,443	$688,725	$583,865	$472,412	$440,350

Average loans outstanding for the year (1)	$745,578	$625,038	$546,600	$457,465	$420,226

Allowance for loan losses balance, beginning of year	$9,526	$8,184	$6,612	$6,417	$5,312

Loans charged off:
Commercial	(655)	(1,261)	(762)	(417)	(319)
Real estate	(24)	(168)	(116)	(1,569)	(197)
Real estate construction	—	—	—	—	(58)
Agriculture	(893)	(156)	(80)	(40)	(15)
Consumer loans	(6)	(111)	(198)	(412)	(206)
Consumer overdrafts	(274)	(165)	—	—	—
Credit card and related accounts	(79)	(101)	(135)	(96)	(91)

Total loans charged off	(1,931)	(1,962)	(1,291)	(2,534)	(886)

Recoveries:
Commercial	112	79	67	50	97
Real estate	35	9	8	35	—
Real estate construction	—	—	—	—	6
Agriculture	162	5	4	28	11
Consumer loans	19	32	13	31	72
Consumer overdrafts	—	60	—	—	—
Credit card and related accounts	10	4	11	10	5

Total recoveries	338	189	103	154	191

Net charge-offs	(1,593)	(1,773)	(1,188)	(2,380)	(695)

Provision for loan losses	2,900	3,115	2,760	2,575	1,800

Reclassify liability for off-balance-sheet financial insturment credit losses	(690)	—	—	—	—

Allowance for loan losses balance, end of year	$10,143	$9,526	$8,184	$6,612	$6,417

Liability for off-balance-sheet financial instruments, beginning of year	$—	$—	$—	$—	$—
Reclassify from allowance for loan losses	690	—	—	—	—
Increase charged to other non-interest expense	73	—	—	—	—

Liability for off-balance-sheet financial instruments, end of year	$763	$—	$—	$—	$—

Total allowance for credit losses (2)	$10,906	$9,526	$8,184	$6,612	$6,417

Ratio of net loans charged off to average loans outstanding	0.21%	0.28%	0.22%	0.52%	0.17%

Ratio of allowance for credit losses to loans at end of period	1.34%	1.38%	1.40%	1.40%	1.46%

(1)	Includes loans held-for-sale and excludes allowance for loan losses and deferred fees.

(2)	Allowance for loan losses and liability for off-balance-sheet financial instruments.
Columbia Bancorp - 36

Generally, a decrease in the ratio of allowance for credit losses to total outstanding loans indicates an improvement in overall loan quality. The ratio of allowance for credit losses to total outstanding loans as of December 31, 2006 falls slightly outside our historical range of 1.37% to 1.46% during the past five years (2001 to 2005). The number and total balance of loans risk rated at the lower quality end of the spectrum improved during 2005 and 2006. In our view, the reduction in the allowance as a percentage of total loans is representative of an overall improvement of the risk in our loan portfolio.
Net charge-offs as a percentage of average loans as of December 31, 2006 also falls within our historical range of 0.17% to 0.52% during the past five years (2001 to 2005). Loans to two borrowers comprised 70% of charge-offs during 2006. We charged-off approximately $879,000 of agricultural loans to a potato industry borrower. We also charged-off approximately $466,000 of commercial loans to a borrower that processes and sells agricultural products; loans to this same borrower comprised $1.03 million of 2005 charge-offs.
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
The following table presents balances and ratios with respect to non-performing assets for the years ended December 31:
Table 14

(dollars in thousands)	2006	2005	2004	2003	2002
Loans on non-accrual status	$4,939	$5,688	$4,217	$3,292	$742
Loans past due — greater than 90 days	—	—	—	—	5
Restructured loans	52	40	—	10	25

Total non-performing loans	4,991	5,728	4,217	3,302	772

Other real estate owned	203	—	100	42	—

Total non-performing assets	$5,194	$5,728	$4,317	$3,344	$772

Allowance for loan losses	$10,143	$9,526	$8,184	$6,612	$6,417
Ratio of total non-performing assets to total assets	0.50%	0.68%	0.60%	0.57%	0.14%
Ratio of total non-performing loans to total gross loans	0.61%	0.83%	0.72%	0.70%	0.18%
Ratio of reserve for loan losses to total non-performing assets	195.28%	166.30%	189.57%	197.74%	830.73%
As of December 31, 2006, an agricultural loan to a potato industry borrower comprised $3.38 million, or 65%, of non-performing assets. As noted above, we charged-off approximately $879,000 of loans to this same borrower during 2006. This loan is secured primarily by a lien on the potato crop now in storage and by the borrower’s equipment. Due to the semi-perishable nature of the stored crop, our risk of loss on this loan balance is elevated and further losses appear to be likely although the loss amount is not determinable at this time. Subsequent to year end, the borrower declared bankruptcy and counter filed a lawsuit against us. We believe there is no merit to the lawsuit and expect to prevail in the matter.

37- Columbia Bancorp

Non-performing assets also include approximately $600,000 due from a borrower that processes and sells agricultural products. During 2005 and 2006, we charged-off approximately $1.50 million of loans to this same borrower, as noted above. We believe the current collateral value is sufficient to support the remaining principal balances of these loans.
During 2006, we foreclosed on a commercial loan and repossessed the property that collateralized the loan. The repossessed property comprises the entire OREO balance as of December 31, 2006. We had previously charged-off approximately $160,000 of this commercial loan during 2005.
The ratio of total non-performing loans to total gross loans of 0.61% falls within our five year historical range of 0.18% to 0.83%.
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
Deposits were as follows for the years ended December 31:
Table 15

	2006		2005		2004
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Interest bearing demand deposits	$313,433	37%	$278,070	39%	$211,240	35%
Savings deposits	35,456	4	41,128	6	35,926	6
Time certificates less than $100,000	196,648	23	73,508	11	83,242	14
Time certificates greater than $100,000	78,491	9	94,666	13	104,114	17

Total interest bearing deposits	624,028	73	487,372	69	434,522	72

Non-interest bearing deposits	235,037	27	220,450	31	172,422	28

Total deposits	$859,065	100%	$707,822	100%	$606,944	100%

Deposits increased $151.24 million, or 21%, from 2005 to 2006. On the last business day of the year, we received a $37.00 million temporary overnight deposit. Other significant factors that contributed to the increase were as follows:
•	New branches in Yakima, Sunnyside and Pasco, Washington, along with our expanded Meadow Springs branch in Richland, Washington, contributed $43.17 million to deposit growth.

•	In order to support loan growth, we added wholesale liabilities totaling $75.09 million, net of maturities.

•	We raised $47.97 million of retail time deposits by offering special pricing terms. Time deposit growth supplemented the modest growth of core retail deposits.
As of December 31, 2006, deposits concentrated in two customers totaled $54.07 million, or 6% of total deposits. This concentration includes the $37.00 million overnight deposit noted above.
Columbia Bancorp - 38

Deposits increased $100.88 million from 2004 to 2005 due to competitive pricing strategies, successful deposit gathering campaigns and an improved sales and relationship focus at our branches. Because of strong core deposit growth during 2005, we allowed various borrowings and brokered certificates of deposit to mature without renewing.
Average balances and rates paid by deposit category were as follows for the years ended December 31:
Table 16

	2006 Averages		2005 Averages		2004 Averages
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Non-interest bearing deposits	$219,526	N/A	$198,316	N/A	$163,953	N/A
Interest bearing demand deposits	280,691	2.31%	248,544	1.50%	194,534	0.69%
Savings deposits	39,790	1.10	38,960	0.84	36,292	0.39
Time certificates	219,084	4.29	174,495	3.38	157,854	2.89

Total deposits	$759,091		$660,315		$552,633

Consistent with market interest rate increases and competitive pressures, interest rates for all deposit types continued to increase during 2006. In order to avoid across-the-board deposit rate increases, we have employed a relationship pricing strategy, whereby we selectively offer rates tailored to certain customers, often in exchange for using other bank services or a willingness to deposit additional funds. In order to support loan growth, we also selectively added wholesale liabilities during periods of slow retail deposit growth.
We believe that increasing our retail deposits will be an ongoing challenge. Deposit customers expect innovative banking products tailored to their needs and interest rates that are competitive in the market place. In addition, we compete for deposits with brokerage firm money market funds that offer pricing indexed to market interest rates. We will continue to address these challenges by further developing our infrastructure and technologies to focus on customer convenience and efficiency. We have hired several employees to focus on deposit gathering and sales to existing customers and potential customers. We will also continue to provide a superior level of customer service that allows us to expand our banking relationship with individual customers.
Wholesale liabilities include all funding sources obtained outside the retail branch network and consist of brokered certificates of deposit, direct certificates of deposit, mutual fund money market deposits, out-of-market public funds, correspondent borrowings and advances from Federal Home Loan Bank. Correspondent borrowings and FHLB advances are classified as “Notes payable” on our consolidation balance sheet.
The following table presents a comparison of wholesale deposit balances, which are included in total deposits shown above:
Table 17

(dollars in thousands)	2006	2005	2004
Brokered certificates of deposit	$89,325	$31,644	$46,645
Direct certificates of deposit	5,508	9,715	25,788
Mutual fund money market deposits	18,423	—	—
Out-of-market public funds	3,191	—	—

	$116,447	$41,359	$72,433

39- Columbia Bancorp

Brokered certificates of deposit are obtained through intermediary brokers that sell the certificates on the open market. Direct certificates of deposit are obtained through a proprietary network that solicits deposits from other financial institutions or from public entities. Mutual fund money market deposits are obtained from an intermediary that provides cash sweep services to broker-dealers and clearing firms. Out-of-market public fund depositors typically expect higher interest rates consistent with other wholesale borrowings.
Brokered and direct certificates of deposit are classified as “Time certificates” on our balance sheet. Cash sweep funds and wholesale public fund deposits are classified as “Interest bearing demand deposits” on our balance sheet.
Maturities of all time certificates of deposit outstanding as of December 31, 2006 were as follows:
Table 18

	Time Certificates	Time Certificates
(dollars in thousands)	less than $100,000	greater than $100,000	Total
Three months or less	$25,528	$14,288	$39,816
Over three through six months	59,802	41,865	101,667
Over six months through twelve months	45,812	12,439	58,251
Over twelve months through five years	65,204	9,899	75,103
Over five years	302	—	302

	$196,648	$78,491	$275,139

Long-Term and Short-Term Borrowings
Advances from Federal Home Loan Bank of Seattle (“FHLB”) represent the majority of our borrowings. As of December 31, 2006, borrowings from FHLB totaled $69.39 million, an increase of $24.55 million from $44.84 million as of December 31, 2005, and an increase of $35.35 million as compared to $34.04 million as of December 31, 2004. The increase in FHLB borrowings compared to 2004 and 2005 was due to a $50.00 million borrowing at the end of 2006 to support liquidity.
We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. We had no federal funds purchased as of December 31, 2006, 2005 and 2004. Other borrowings consist of a Treasury Tax and Loan note payable totaling $627,093 as of December 31, 2006, $850,000 as of December 31, 2005 and $849,970 as of December 31, 2004.
The following table presents information with respect to our FHLB borrowings for the years ended December 31:
Table 19

(dollars in thousands)	2006	2005	2004
Amount outstanding at end of period	$69,387	$44,841	$34,040
Weighted-average interest rate at end of period	5.21%	4.09%	3.41%
Maximum amount outstanding at any month-end during the year	$70,001	$44,841	$46,941
Average amount outstanding during the period	$27,603	$34,380	$30,023
Weighted-average interest rate during the period	4.33%	3.64%	3.36%
Columbia Bancorp - 40

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
Shareholders’ Equity and Regulatory Capital
As of December 31, 2006, shareholders’ equity totaled $91.02 million, compared to $77.49 million as of December 31, 2006, an increase of 17%. The 2006 change is primarily attributable to net income totaling $15.78 million, which was partially offset by dividends totaling $3.87 million.
Dividends declared during 2006 totaled $0.39 per common share. Based on cash dividends paid and declared in 2006, approximately 25% of our 2006 earnings will have been returned to shareholders. Retained earnings will be used to continue our growth and expansion.
Beginning in 2003, our Board of Directors authorized a program to repurchase shares of Columbia’s common stock on a periodic basis when excess capital is available. The plan was modified and renewed at various times, most recently in June 2006. The Board believes repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.50 million until the expiration date, June 30, 2007, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. During 2006, we did not repurchase any stock under the stock repurchase plan. We did repurchase stock pursuant to vesting of stock award shares in November 2006. We allow employees to surrender stock to satisfy payroll tax withholding obligations on vesting of stock awards.

41- Columbia Bancorp

The following table presents our common stock repurchases during 2005 and 2006:
Table 20

				Maximum Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased	Remaining to be
	Shares	Average Price	as Part of Publicly	Purchased Under
	Purchased	Paid per Share	Announced Plans(1)	the Plans(1)
October 2005	—	$—	—	$1,000,000
November 2005	3,570	21.96	3,570	921,601
December 2005	2,800	21.96	2,800	860,122

Three months ended December 31, 2005	6,370	$21.96	6,370	$860,122

October 2006	—	$—	—	$1,500,000
November 2006	1,136	27.35	—	1,500,000
December 2006	—	—	—	1,500,000

Three months ended December 31, 2006	1,136	$27.35	—	$1,500,000

(1)	Plan announced in June 2005 to repurchase up to $1 million of common stock through June 30, 2006. In June 2006, the plan was renewed to allow purchases of up to $1.50 million of common stock through June 30, 2007.
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
The following table presents our capital ratios compared to regulatory minimums for capital adequacy purposes as of December 31:
Table 21

	2006	2005	Regulatory Minimum
Tier I capital	10.11%	9.70%	4.00%
Total risk-based capital	11.36%	10.95%	8.00%
Leverage ratio	8.54%	9.77%	4.00%
Liquidity and Capital Resources
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
Measurable liquid assets include the following: cash and due from banks, excluding vault cash; interest bearing deposits with other banks; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $146.34 million, or 14% of total assets, as of December 31, 2006, compared to $84.04 million, or 10% of total assets, as of December 31, 2005. As of December 31, 2006, undrawn liquidity from correspondent bank and FHLB credit lines totaled $100.69 million.
Columbia Bancorp - 42

During 2005, liquidity increased primarily as a result of strong deposit growth. We utilized our excess liquidity to fund loan growth and payoff maturing borrowings. Liquidity decreased during 2006 due to strong loan growth, decreased retail deposit growth and cash requirements for our expansion activities. In response, we added $75.09 million of wholesale liabilities, net of maturities, to fund loan growth and expansion activities.
We expect liquidity to be a challenge during 2007 due to continued loan growth and the ongoing challenge of retail deposit growth. We will continue to use wholesale liabilities to support liquidity requirements during times of slow retail deposit growth.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash from operating activities increased $4.92 million, or 34%, from 2005 to 2006. From 2004 to 2005, net cash from operating activities increased $130,171, or 1%. Increases were the result of the increase in net income and timing differences in the receipt and payment of accrued income and accrued expenses.
Net cash from investing activities decreased $36.39 million, or 38%, from 2005 to 2006. The decrease was primarily the result of an increase in loan growth for 2006. To a lesser extent, the decrease was also due to an increase in securities purchased for public deposit collateral, a decrease in investment maturities, an increase in property and equipment purchases related to branch expansion and sale proceeds from our mortgage servicing asset received in 2005.
Net cash from financing activities increased $63.78 million, or 58%, from 2005 to 2006. The increase was the result of an increase in time deposits and note payable borrowings, offset by a decrease in the growth of demand and savings deposits.
For 2007, we expect cash outflows for investing activities will decrease due to moderate loan growth and a slowdown in branch expansion compared to 2005. We expect cash inflows from financing activities will decrease due to moderate deposit growth.
Inflation
We do not consider the long-term effects of inflation, as measured by the Consumer Price Index, material to our financial position and results of operations.
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

43- Columbia Bancorp

Off-balance sheet liabilities were as follows for the year ended December 31:
Table 22

(dollars in thousands)	2006	2005	2004
Commitments to extend credit	$245,305	$200,916	$168,812
Undisbursed credit card lines of credit	21,265	19,582	18,437
Commercial and standby letters of credit	3,504	2,309	2,227

Total	$270,074	$222,807	$189,476

Contractual Obligations
Our contractual obligations include notes due to the Federal Home Loan Bank of Seattle and treasury tax and loan program with the Federal Reserve, trust preferred securities, operating leases, deferred compensation and salary continuation plans. Detailed below is a schedule of our current contractual obligations by maturity and/or anticipated payment date:
Table 23

	Payment due by Period
		Less than			More than 5	Unspecified
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	years	maturity
Long-term debt obligations
Federal Home Loan Bank notes	$69,388	$61,500	$7,282	$—	$606	$—
Trust preferred securities (1)	4,000	—	—	—	4,000	—
Treasury tax and loan note	627	627	—	—	—	—
Operating lease obligations	9,626	1,039	1,955	1,764	4,868	—
Other long term liabilities (2)	1,629	—	—	—	—	1,629

Total	$85,270	$63,166	$9,237	$1,764	$9,474	$1,629

(1)	Columbia has the right to redeem trust preferred securities on or after January 7, 2008. This commitment excludes $124 of initial trust capitalization.

(2)	Amount includes deferred compensation and salary continuation plan benefit obligations.
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
Columbia Bancorp - 44

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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires employers to recognize the funded status of defined benefit postretirement plans as a net asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value. The standard is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is evaluating whether to elect to apply the fair value option provided by SFAS No. 159.

45- Columbia Bancorp

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
In the banking industry, a major risk involves changing interest rates, which can have a significant impact on our profitability. We manage exposure to changes in interest rates through asset and liability management activities within the guidelines established by our Asset Liability Committees (“ALCO”). We have two levels of ALCO oversight and management: Management ALCO, which meets monthly and Board ALCO, which meets quarterly. Our Board ALCO has responsibility for establishing the tolerances and monitoring compliance with asset-liability management policies, including interest rate risk exposure, capital position, liquidity management and the investment portfolio. Our Management ALCO has responsibility to manage the daily activities necessary to ensure compliance with asset-liability management policies and tolerances. Board ALCO minutes are provided to the Board of Directors for review and approval.
Asset-liability management simulation models are used to measure interest rate risk. The models quantify interest rate risk through simulating forecasted net interest income and the economic value of equity over a 12-month forward-looking time horizon under various rate scenarios. The economic value of equity is defined as the difference between the market value of current assets less the market value of liabilities. By measuring the change in the present value of equity under different rate scenarios, we identify interest rate risk that may not be evident in simulating changes in the forecasted net interest income.
The table below shows the simulated percentage change in forecasted net interest income and the economic value of equity based on changes in the interest rate environment. The change in interest rates assumes an immediate, parallel and sustained shift in the base interest rate forecast. Through these simulations, we estimate the impact on net interest income and present value of equity based on a 100 and 200 basis point upward and downward gradual change of market interest rates over a one-year period. The analysis did not allow rates to fall below zero.
Table 24

	Percent Change	Percent Change
	in Net Interest	in Present Value
Change in Interest Rates	Income	of Equity
-200 Basis points	-7.41%	-3.52%
-100 Basis points	-3.94%	-2.64%
+100 Basis points	5.24%	3.55%
+200 Basis points	10.54%	7.30%
As illustrated in the above table, our balance sheet is currently asset sensitive, meaning that interest earning assets mature or re-price more frequently than interest bearing liabilities in a given period. Therefore, according to the model, net interest income should increase slightly when rates increase and shrink somewhat when rates fall in an interest rate shift that is parallel across all terms of the yield curve. This is primarily a result of the concentration of variable rate and short-term commercial loans in our portfolio.
The simulation model does not take into account future management actions that could be undertaken, should a change occur in actual market interest rates. Also, assumptions underlying the modeling simulation may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes of deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and historical pricing behavior and modeled for future expectations. The model also includes assumptions about changes in the composition or mix of the balance sheet. Results derived from the simulation model could vary significantly due to external factors such as changes in prepayment assumptions, early withdrawals of deposits and unforeseen competitive factors.
Columbia Bancorp - 46

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Selected Quarterly Financial Data (unaudited) – The following tables set forth Columbia’s unaudited consolidated financial data regarding operations for each quarter of 2006 and 2005. This information, in the opinion of Management, includes all normal and recurring adjustments to fairly state the information contained in the tables. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.
Table 25

	2006 Quarterly Financial Data
	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Income Statement Data
Interest income	$15,558	$16,634	$18,919	$19,563	$70,674
Interest expense	3,600	3,861	5,007	5,534	18,002

Net interest income	11,958	12,773	13,912	14,029	52,672
Loan loss provision	550	1,270	330	750	2,900

Net interest income after loan loss provision	11,408	11,503	13,582	13,279	49,772
Non-interest income	2,319	2,390	2,636	2,476	9,821
Non-interest expense	7,776	8,127	9,341	9,129	34,373

Income before provision for income taxes	5,951	5,766	6,877	6,626	25,220
Provision for income taxes	2,229	2,159	2,634	2,423	9,445

Net income	$3,722	$3,607	$4,243	$4,203	$15,775

Earnings Per Share
Basic earnings per common share	$0.38	$0.36	$0.43	$0.42	$1.60
Diluted earnings per common share	$0.37	$0.36	$0.42	$0.41	$1.55

	2005 Quarterly Financial Data
	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Income Statement Data
Interest income	$12,172	$12,715	$13,998	$14,704	$53,589
Interest expense	2,511	2,643	2,937	3,211	11,302

Net interest income	9,661	10,072	11,061	11,493	42,287
Loan loss provision	200	650	1,230	1,035	3,115

Net interest income after loan loss provision	9,461	9,422	9,831	10,458	39,172
Non-interest income	2,303	2,984	2,540	2,361	10,188
Non-interest expense	6,571	6,977	7,141	7,472	28,161

Income before provision for income taxes	5,193	5,429	5,230	5,347	21,199
Provision for income taxes	1,880	1,987	1,704	1,958	7,529

Net income	$3,313	$3,442	$3,526	$3,389	$13,670

Earnings Per Share
Basic earnings per common share	$0.34	$0.35	$0.36	$0.34	$1.39
Diluted earnings per common share	$0.33	$0.34	$0.35	$0.34	$1.36

47- Columbia Bancorp

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Columbia Bancorp and Subsidiary
We have audited the accompanying consolidated statement of financial condition of Columbia Bancorp and subsidiary (Company) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management’s assessment included in the accompanying Management Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
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
Columbia Bancorp - 48

Report of Independent Registered Public Accounting Firm
Page Two
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia Bancorp and subsidiary as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Columbia Bancorp maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Columbia Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Portland, Oregon
March 13, 2007

49- Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$38,141,448	$34,631,688
Interest-bearing deposits with banks	51,443,094	23,175,188
Federal funds sold	58,930,213	29,281,599

Total cash and cash equivalents	148,514,755	87,088,475

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	20,187,330	17,233,060
Equity securities available-for-sale, at fair value	637,829	611,148
Debt securities held-to-maturity, at amortized cost, estimated fair value $14,536,822 and $16,749,021 at December 31, 2006 and 2005, respectively	14,439,764	16,497,131
Restricted equity securities	2,439,100	2,439,100

Total investment securities	37,704,023	36,780,439

LOANS
Loans held-for-sale	7,537,832	5,879,320
Loans, net of allowance for loan losses and unearned loan fees	794,333,285	671,806,637

Total loans	801,871,117	677,685,957

OTHER ASSETS
Property and equipment, net of accumulated depreciation	18,088,776	15,783,509
Accrued interest receivable	6,517,903	5,615,098
Goodwill	7,389,094	7,389,094
Other assets	13,102,162	10,896,746

Total other assets	45,097,935	39,684,447

TOTAL ASSETS	$1,033,187,830	$841,239,318

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$235,036,954	$220,450,133
Interest bearing demand deposits	313,432,917	278,070,340
Savings accounts	35,455,947	41,127,626
Time certificates	275,139,670	168,174,061

Total deposits	859,065,488	707,822,160

OTHER LIABILITIES
Notes payable	70,014,313	45,690,951
Accrued interest payable and other liabilities	8,966,368	6,109,717
Junior subordinated debentures	4,124,000	4,124,000

Total other liabilities	83,104,681	55,924,668

Total liabilities	942,170,169	763,746,828

COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 20,000,000 shares authorized; 9,979,537 and 8,965,408 shares issued and outstanding at December 31, 2006 and 2005, respectively	54,767,348	33,425,084
Retained earnings	36,295,441	44,189,700
Accumulated other comprehensive loss, net of taxes	(45,128)	(122,294)

Total shareholders’ equity	91,017,661	77,492,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,033,187,830	$841,239,318

See accompanying notes.
Columbia Bancorp - 50

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
INTEREST INCOME
Interest and fees on loans	$67,027,115	$50,571,586	$41,239,595
Interest on investments:
Taxable investment securities	993,258	746,378	434,568
Nontaxable investment securities	548,389	597,220	617,105
Interest on federal funds sold	1,416,362	1,177,151	201,278
Other interest and dividend income	688,660	496,144	215,417

Total interest income	70,673,784	53,588,479	42,707,963

INTEREST EXPENSE
Interest on interest bearing demand deposit and savings accounts	6,931,301	4,050,872	1,475,891
Interest on time certificates	9,406,782	5,892,640	4,554,432
Other borrowed funds	1,664,267	1,358,034	1,297,755

Total interest expense	18,002,350	11,301,546	7,328,078

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	52,671,434	42,286,933	35,379,885
PROVISION FOR LOAN LOSSES	2,900,000	3,115,000	2,760,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	49,771,434	39,171,933	32,619,885

NON-INTEREST INCOME
Service charges and fees	4,316,134	4,733,439	4,657,884
Mortgage banking revenue	3,175,893	2,746,571	1,121,546
Financial services revenues	870,787	612,702	520,427
Credit card discounts and fees	493,122	484,310	465,481
Net loss on sale or call of investment securities	(46)	(1,422)	(6,823)
Gain on sale of mortgage servicing asset	—	560,588	—
Other non-interest income	965,345	1,052,233	1,553,040

Total non-interest income	9,821,235	10,188,421	8,311,555

NON-INTEREST EXPENSE
Salaries and employee benefits	20,503,987	16,529,743	13,402,913
Occupancy expense	3,897,303	3,124,787	2,654,462
Item and statement processing	904,713	771,003	774,591
Advertising	805,381	677,881	811,067
Data processing expense	577,067	461,526	512,770
Other non-interest expense	7,684,201	6,596,421	5,815,286

Total non-interest expense	34,372,652	28,161,361	23,971,089

INCOME BEFORE PROVISION FOR INCOME TAXES	25,220,017	21,198,993	16,960,351
PROVISION FOR INCOME TAXES	9,444,897	7,528,831	6,225,661

NET INCOME	15,775,120	13,670,162	10,734,690

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	100,383	(143,729)	(92,800)
Reclassification adjustment for losses included in net income	—	901	4,326
(Decrease) increase in fair value of interest rate swap	(23,217)	100,821	(23,812)

Other comprehensive income (loss), net of taxes	77,166	(42,007)	(112,286)

COMPREHENSIVE INCOME	$15,852,286	$13,628,155	$10,622,404

BASIC EARNINGS PER SHARE OF COMMON STOCK	$1.60	$1.39	$1.11

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$1.55	$1.36	$1.08

See accompanying notes.

51- Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity
BALANCE, December 31, 2003	8,750,582	$31,520,099	$26,252,366	$31,999	$57,804,464
Stock options exercised	101,069	725,193	—	—	725,193
Income tax benefit from stock options exercised	—	121,713	—	—	121,713
Repurchase of common stock	(12,500)	(226,229)	—	—	(226,229)
Cash dividends, $0.36 per common share	—	—	(3,170,567)	—	(3,170,567)
Net income and comprehensive income	—	—	10,734,690	(112,286)	10,622,404

BALANCE, December 31, 2004	8,839,151	32,140,776	33,816,489	(80,287)	65,876,978
Stock options exercised	115,969	936,853	—	—	936,853
Income tax benefit from stock options exercised	—	410,137	—	—	410,137
Stock awards granted	16,658	77,196	—	—	77,196
Repurchase of common stock	(6,370)	(139,878)	—	—	(139,878)
Cash dividends, $0.36 per common share	—	—	(3,296,951)	—	(3,296,951)
Net income and comprehensive income	—	—	13,670,162	(42,007)	13,628,155

BALANCE, December 31, 2005	8,965,408	33,425,084	44,189,700	(122,294)	77,492,490
Stock-based compensation expense	—	294,216	—	—	294,216
Stock options exercised and stock awards granted	119,119	807,878	—	—	807,878
Income tax benefit from stock options exercised	—	484,336	—	—	484,336
Repurchase of common stock	(1,136)	(31,070)	—	—	(31,070)
10% stock dividend and cash paid for fractional shares	896,146	19,786,904	(19,795,632)	—	(8,728)
Cash dividends, $0.39 per common share	—	—	(3,873,747)	—	(3,873,747)
Net income and comprehensive income	—	—	15,775,120	77,166	15,852,286

BALANCE, December 31, 2006	9,979,537	$54,767,348	$36,295,441	$(45,128)	$91,017,661

See accompanying notes.
Columbia Bancorp - 52

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,775,120	$13,670,162	$10,734,690
Adjustments to reconcile net income to net cash from operating activities:
(Accretion) amortization of premiums and discounts on investment securities	(44,477)	45,676	52,682
Net loss on sale or call of investment securities	46	1,422	6,823
Gain on sale of mortgage servicing asset	—	(560,588)	—
Gain on sale of loans	(133,640)	—	(104,364)
Federal Home Loan Bank stock dividend	—	(9,900)	(69,800)
Loss (gain) on sale or write-down of property, equipment and other real estate owned	189,797	34,308	(560,650)
Depreciation and amortization:
Property, equipment and other	2,028,782	1,728,331	1,551,223
Mortgage servicing asset	—	116,972	1,621,091
Loss from limited partnerships	29,550	88,702	66,750
Stock-based compensation expense	344,849	169,785	36,730
Deferred income tax benefit	(429,130)	(1,861,826)	(1,322,155)
Provision for loan losses	2,900,000	3,115,000	2,760,000
Provision for losses from off-balance sheet financial instruments	73,000	—	—
Increase (decrease) in cash due to changes in certain assets and liabilities:
Proceeds from the sale of mortgage loans held-for-sale	100,016,040	81,388,318	42,608,162
Production of mortgage loans held-for-sale	(101,674,552)	(84,750,456)	(42,332,960)
Accrued interest receivable	(902,805)	(1,507,292)	(338,279)
Mortgage servicing asset	—	—	(92,296)
Other assets	1,642,377	611,374	(1,244,776)
Accrued interest payable and other liabilities	62,575	2,326,300	998,882

Net cash from operating activities	19,877,532	14,606,288	14,371,753

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	—	100,000	4,500,000
Proceeds from the maturity and call of available-for-sale securities	6,185,000	9,000,000	8,100,000
Purchases of available-for-sale securities	(8,953,633)	(1,936,264)	(24,109,769)
Proceeds from the maturity or call of held-to-maturity securities	2,248,847	3,624,719	1,340,143
Purchases of held-to-maturity securities	(205,907)	(2,414,220)	(4,180,255)
Net change from the sale of restricted equity securities	—	—	483,700
Net change in loans made to customers	(131,210,966)	(103,398,240)	(125,246,018)
Proceeds from sale of loans	6,405,108	—	11,004,027
Investment in low-income housing tax credits	(143,000)	(109,750)	(76,750)
Investment in state tax credits	(261,197)	(190,815)	—
Investment in bank-owned life insurance	—	—	(2,000,000)
Proceeds from the sale of mortgage servicing asset	—	2,606,270	—
Proceeds from the sale of property and equipment	—	770,222	1,519,486
Proceeds from the sale of other real estate owned	—	188,896	1,531,330
Purchase of employee residence under relocation benefit	(613,211)	—	—
Payments made for purchase of property and equipment	(4,473,695)	(3,009,489)	(3,952,582)

Net cash from investing activities	(131,022,654)	(94,768,671)	(131,086,688)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	44,277,719	120,060,627	45,977,256
Net change in time certificates	106,965,609	(19,182,030)	64,608,267
Net borrowings from (repayments of) short-term notes payable	29,777,093	20,000,030	(20,030)
Proceeds from long-term borrowings	—	—	20,000,000
Repayments of long-term borrowings	(5,453,731)	(9,198,643)	(7,073,871)
Dividends paid and cash paid for fractional shares	(3,772,096)	(3,204,900)	(3,163,045)
Proceeds from stock options exercised	807,878	936,853	725,193
Repurchase of common stock	(31,070)	(139,878)	(226,229)

Net cash from financing activities	172,571,402	109,272,059	120,827,541

NET INCREASE IN CASH AND CASH EQUIVALENTS	61,426,280	29,109,676	4,112,606
CASH AND CASH EQUIVALENTS, beginning of year	87,088,475	57,978,799	53,866,193

CASH AND CASH EQUIVALENTS, end of year	$148,514,755	$87,088,475	$57,978,799

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$17,933,603	$11,490,935	$8,277,852

Taxes paid in cash	$9,125,000	$9,326,000	$6,744,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain or loss on available-for-sale securities, net of tax	$100,383	$(142,828)	$(88,474)

Change in fair value of interest-rate swap, net of tax	$(23,217)	$100,821	$(23,812)

Cash dividend declared and payable after year-end	$997,954	$887,575	$795,524

Transfers of loans to other real estate owned	$202,850	$84,453	$1,536,270

Reclassify liability for off-balance-sheet financial instrument credit losses	$690,000	$—	$—

See accompanying notes.

53- Columbia Bancorp

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
The Bank provides retail and commercial banking services, including lending, deposit accounts and other ancillary services. The Bank originates and sells residential mortgage loans into the secondary market. The Bank also offers a wide range of non-Federal Deposit Insurance Corporation (“FDIC”) insured financial products and services to consumers through arrangements with Primevest Financial Services, Inc., a registered securities broker-dealer.
With its administrative headquarters in The Dalles, Oregon, the Bank operates 24 branch facilities: 18 in Oregon and six in Washington. Oregon branches are located in Wasco, Hood River, Deschutes, Jefferson, Umatilla, Clackamas and Yamhill counties of Oregon. Washington branches are located in Klickitat, Benton, Franklin and Yakima counties of Washington.
All significant intercompany accounts and transactions between Columbia and its subsidiary have been eliminated in the preparation of the consolidated financial statements.
Management’s estimates and assumptions – Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Calculation of the allowance for loan losses, the fair value of financial instruments and the impairment of goodwill represent the most significant Management estimates.
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from other banks, interest bearing deposits with other banks and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. As of December 31, 2006 and 2005, the Bank had no reserve requirement to be maintained at the Federal Reserve; however, total clearing balance requirements as of December 31, 2006 and 2005 were $400,000.
Investment securities – Columbia is required to specifically identify its investment securities as “held-to-maturity,” “available-for-sale,” or “trading accounts.” Management has determined that all investment securities held as of December 31, 2006 and 2005 were either “held-to-maturity” or “available-for-sale” and conform to the following accounting policies:
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
Columbia Bancorp - 54

Declines in the fair value of individual held-to-maturity and available-for-sale securities, below their cost, that are other-than-temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. At each financial statement date, Management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other-than-temporary based upon the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions and interest rate trends. A decline in the market value of any security below cost that is deemed other-than-temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.
Restricted equity securities – Columbia’s equity investments in the Federal Home Loan Bank of Seattle and the Federal Agriculture Mortgage Corporation are classified as restricted equity securities since ownership of these instruments is restricted and there is no active market for them. These investments are carried at cost.
Loans held-for-sale – Loans held-for-sale consist primarily of residential mortgage loans originated by the Bank. Loans held-for-sale are carried at the lower of cost or estimated fair value. Fair value is determined on an aggregate loan basis. As of December 31, 2006 and 2005, loans held-for-sale were carried at cost, which approximated fair market value.
Loans, net of allowance for loan losses and unearned loan fees – Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and by unearned loan fees, net of deferred loan costs. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.
The Bank does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Non-accrual loans are considered impaired loans. Each impaired loan is carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral-dependent. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received or when the loan is returned to accrual status. Large groups of smaller balance, homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank may not separately identify individual consumer and residential loans for evaluation of impairment.
The allowance for loan losses represents an estimate of possible losses associated with the Bank’s loan portfolio and deposit account overdrafts. The estimate is based on evaluations of loan collectibility and prior loan loss experience. Evaluations consider factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect a borrower’s ability to pay.
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
Property and equipment – Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment, and an average of 31 1/2 years for building premises. Amortization of leasehold improvements is computed over the life of the related lease, or the life of the related asset, whichever is shorter.

55- Columbia Bancorp

Management reviews long-lived and intangible assets any time that a change in circumstances indicates that the carrying amount of these assets may not be recoverable. Recoverability of these assets is determined by comparing the carrying value of the asset to the forecasted undiscounted cash flows of the operation associated with the asset. If the evaluation of the forecasted cash flows indicates that the carrying value of the asset is not recoverable, the asset is written down to fair value.
Goodwill – Goodwill represents the excess of cost over the fair value of net assets acquired from the purchase of Valley Community Bancorp in 1998. The Bank previously amortized goodwill on a straight-line basis over a 15-year period until December 31, 2001. Following the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Bank ceased amortization effective January 1, 2002. As required by SFAS No. 142, the Bank assesses goodwill impairment on an annual basis. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. No impairment of goodwill has been identified during the initial and subsequent annual assessments.
Investment in limited partnerships – Columbia has a 10.00% interest in Homestead Equity Fund A – Oregon and a 5.56% interest in Homestead Western Communities Fund L.P. Both partnerships own and operate low-income housing projects. The investments are part of Columbia’s ongoing compliance with the Community Reinvestment Act. Columbia receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. Columbia uses the equity method to account for its interest in the partnerships’ operating results; tax credits are recorded in the years they become available to reduce income taxes.
Other real estate owned – Other real estate owned represents property acquired through foreclosure or deeds in lieu of foreclosure and is carried at the lower of cost or estimated net realizable value. Net realizable value is determined based on real estate appraisals. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest income and expense. As of December 31, 2006, other real estate owned totaled $202,850; there was no other real estate owned as of December 31, 2005.
Income taxes – Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.
Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses include promotional expenses such as public relations costs and donations, and were $805,381, $677,881 and $811,067 for the years ended December 31, 2006, 2005 and 2004, respectively.
Earnings per share – Basic earnings per share is computed by dividing net income available to shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings per share is computed similar to basic earnings per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued. Included in the denominator is the dilutive effect of stock options and awards computed by the treasury stock method.
Columbia Bancorp - 56

Share-based payment – On January 1, 2006, Columbia adopted FASB SFAS No. 123 (Revised 2004) “Share-Based Payment” that requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of Columbia’s 2006 fiscal year. In accordance with the modified prospective transition method, Columbia’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Adoption of SFAS No. 123(R) did not have a significant effect on Columbia’s consolidated financial statements for the year ended December 31, 2006.
SFAS No. 123(R) supersedes Columbia’s previous accounting under the provisions of Accounting Principles Board Opinion (“APB”) No. 25. As permitted by APB No. 25, Columbia measured compensation cost for options granted prior to December 31, 2005 using the intrinsic value method. Accordingly, compensation cost was recognized as the difference between the exercise price of each option and the market price of Columbia’s common stock at the date of each grant. Additional information on the effects of share-based compensation is included in Note 2, including the pro-forma effect had Columbia applied the fair value recognition provision of SFAS No. 123 “Accounting for Stock-Based Compensation” in prior periods.
Off-balance-sheet financial instruments – In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments including commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received. Columbia monitors these off-balance-sheet items regularly along with its liquidity position to ensure funds are available if these commitments are funded.
Derivative financial instruments – Derivative instruments, including certain derivative instruments embedded in other contracts, are recognized in the consolidated balance sheets at fair value. Accounting for gains or losses from changes in a derivative instrument’s fair value is contingent upon whether the derivative instrument qualifies as a hedge.
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
Fair value of financial instruments – The following methods and assumptions were used by Columbia in estimating fair values of financial instruments as disclosed herein:
Held-to-maturity, available-for-sale, equity securities and restricted equity securities – Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices. The carrying value of restricted equity securities approximates fair value.

57- Columbia Bancorp

Loans receivable – The carrying value of variable rate loans that re-price frequently and have no significant change in credit risk approximates fair value. Fair values for certain mortgage loans (for example, one-to-four family residential loans), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for fixed-rate commercial real estate and commercial loans are estimated using a present value of future expected cash flow methodology. The carrying value of impaired loans approximates fair value.
Deposit liabilities – The fair value of deposits with no stated maturity is equal to the amount payable on demand. The fair value of time certificates of deposit is estimated using a present value of future cash flow methodology. Present value is measured using current market interest rates and contractual cash flows.
Short-term borrowings – The carrying value of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings maturing within 90 days approximates fair value. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.
Long-term debt – The fair value of Columbia’s long-term debt is estimated using a discounted cash flow analysis based on Columbia’s current incremental borrowing rate for similar types of borrowing arrangements.
Off-balance-sheet instruments – The Bank’s off-balance-sheet instruments include unfunded commitments to extend credit and standby and performance letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.
Recently issued accounting standards – In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Management does not expect the adoption of SFAS 155 to have a material impact on the consolidated financial statements.
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
Columbia Bancorp - 58

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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS 158 requires employers to recognize the funded status of defined benefit postretirement plans as a net asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value. The standard is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is evaluating whether to elect to apply the fair value option provided by SFAS No. 159.
Reclassifications – Certain reclassifications have been made to the 2005 and 2004 consolidated financial statements to conform with the current year presentations. These reclassifications have no effect on previously reported net income.
NOTE 2 SHARE-BASED COMPENSATION
In 1999, Columbia adopted a stock incentive plan that allows for grants of incentive stock options, nonstatutory stock options and other stock bonuses to both employees and directors. The plan was amended by the Board of Directors and ratified by the shareholders in 2002. Columbia issues new shares when options are exercised or when other stock bonuses are awarded. The plan, as amended, authorized a total of 977,259 shares of common stock for grants stock options and awards.
Stock Options
Stock option grants are typically awarded to employees with a minimum number of years of service and vest immediately; however, certain option grants have contained four year vesting provisions. Under Columbia’s stock incentive plan, incentive stock option exercise prices cannot be less than 100% of the fair market value of the shares on the date of grant and contractual terms cannot exceed ten years. For each stock option grant, the Board of Directors determines and approves option exercise prices, numbers of options granted, vesting periods and expiration periods. Compensation expense related to options is recognized over the requisite service period based on the estimated fair value of the option on the grant date.
Columbia uses the Black-Scholes option-pricing model to estimate the fair value of stock options. The Black-Scholes model requires the estimation of option forfeitures and uses a number of other assumptions, including volatility of Columbia’s stock price, dividend yield, risk-free interest rate, and weighted-average expected life of the options.

59- Columbia Bancorp

The expected life of stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of options holders, which Management believes is representative of future exercise behavior.
The expected volatility assumption is based on the historical daily price data of Columbia’s stock over a period equivalent to the weighted-average expected life of the stock options. Management evaluates whether there are factors during the period which are unusual and which would distort the volatility figure if used to estimate future volatility.
The risk-free interest rate assumption is based upon U.S. Treasury rates consistent with the expected life of Columbia’s stock options.
No stock options were granted during the year ended December 31, 2006. The estimated fair value of options and assumptions were as follows for the years ended December 31, 2005 and 2004:

	2005	2004
Dividend yield	1.82%	1.80%
Expected life	6 years	6 - 8 years
Expected volatilty	40.84%	43.28%
Risk-free rate	2.05% - 3.91%	2.90% - 3.02%
Weighted-average grant date fair value per option	$6.67	$6.05
Stock option activity during the year ended December 31, 2006 was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2005	615,282	$11.05
Granted	—	—
Exercised	(101,005)	8.15
Forfeited or expired	(509)	16.44

Stock options outstanding, December 31, 2006	513,768	$11.62	5.87	$7,617

Stock options exercisable, December 31, 2006	499,688	$11.50	5.84	$7,468

As of December 31 2006, unrecognized compensation expense related to unvested stock options totaled $10,544 and is expected to be recognized over a weighted-average period of 1.02 years. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1.62 million, $1.29 million and $994,823, respectively.
Columbia Bancorp - 60

Stock Awards
Stock awards are granted to executive and senior management employees and directors at the discretion of the Board of Directors. Historically, grants to senior management employees have vested over three to four years based on continued employment. During 2006, stock awards granted to directors vested immediately. Columbia’s Board of Directors determines and approves the numbers of shares awarded, vesting periods and other conditions. Stock award recipients do not pay cash consideration for the shares and have the right to vote and receive dividends on unvested shares. Compensation expense related to stock awards is recognized over the requisite service period based on the fair value of Columbia’s stock on the grant date.
Unvested stock award activity during the year ended December 31, 2006 was as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested stock awards, December 31, 2005	14,432	$19.86
Granted	18,750	23.70
Vested	(10,357)	22.15
Forfeited	—	—

Unvested stock awards, December 31, 2006	22,825	$21.98

As of December 31, 2006, unrecognized compensation expense related to unvested stock awards totaled $457,786 and is expected to be recognized over a weighted-average period of 2.86 years. The total fair value of stock awards vested during the years ended December 31, 2006 and 2005 was $265,382 and $95,594, respectively.
Phantom Stock
In 2002, Columbia granted its Chief Executive Officer 17,340 units of phantom stock at $8.15 per unit, retroactively adjusted for stock dividends and splits, and exercisable after December 31, 2002. Columbia accrues or reduces expense based on the difference between the fair value of its common stock and the phantom stock exercise price at each period-end measurement date. Columbia’s liability for the phantom stock grant totaled $241,546 as of December 31, 2005 based on the fair value of Columbia’s common stock. In September 2006, all phantom stock units were exercised at $25.00 per unit, resulting in a net cash payment of $292,179. As of December 31, 2006, no phantom stock units were outstanding.

61- Columbia Bancorp

Share-based compensation and recognized tax benefits were as follows for the years ended December 31:

	2006		2005		2004
	Stock-Based	Recognized	Stock-Based	Recognized	Stock-Based	Recognized
	Compensation	Tax Benefits	Compensation	Tax Benefits	Compensation	Tax Benefits
Stock awards	$273,089	$102,272	$95,594	$34,987	$—	$—
Stock options	21,126	7,912	—	—	—	—
Phantom stock	50,634	18,962	74,191	27,154	36,730	13,443

	$344,849	$129,146	$169,785	$62,141	$36,730	$13,443

The following table presents the pro forma effect on net income and earnings per share if Columbia had applied the fair value recognition provisions of SFAS 123(R) in prior periods:

(dollars in thousands except per share data)	2005	2004
Net income, as reported	$13,670	$10,735

Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(508)	(82)

Pro forma net income	$13,162	$10,653

Earnings per share (1):
Basic — as reported	$1.39	$1.11
Basic — pro forma	1.34	1.10
Diluted — as reported	1.36	1.08
Diluted — pro forma	1.31	1.07

(1)	Prior periods have been adjusted to reflect the 10% stock dividend, effective December 29, 2005
Columbia Bancorp - 62

NOTE 3 INVESTMENT SECURITIES
The amortized cost and estimated fair values of investment securities as of December 31, 2006 and 2005 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:

Debt securities available-for-sale:
Obligations of U.S. government agencies	$20,005,620	$15,474	$(194,364)	$19,826,730
Municipal securities	355,243	5,357	—	360,600

	$20,360,863	$20,831	$(194,364)	$20,187,330

Equity securities available-for-sale	$618,718	$29,250	$(10,139)	$637,829

Debt securities held-to-maturity:
Mortgage-backed securities	$3,129,384	$10,381	$(57,249)	$3,082,516
Municipal securities	11,230,085	179,829	(34,440)	11,375,474
Obligations of U.S. government agencies	80,295	—	(1,463)	78,832

	$14,439,764	$190,210	$(93,152)	$14,536,822

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2005:

Debt securities available-for-sale:
Obligations of U.S. government agencies	$17,015,660	$—	$(335,571)	$16,680,089
Municipal securities	540,424	12,547	—	552,971

	$17,556,084	$12,547	$(335,571)	$17,233,060

Equity securities available-for-sale	$596,007	$15,141	$—	$611,148

Debt securities held-to-maturity:
Mortgage-backed securities	$4,362,876	$19,221	$(50,289)	$4,331,808
Municipal securities	12,053,639	303,450	(20,492)	12,336,597
Obligations of U.S. government agencies	80,616	—	—	80,616

	$16,497,131	$322,671	$(70,781)	$16,749,021

63- Columbia Bancorp

Restricted equity securities consisted of the following as of December 31:

	2006	2005
Federal Home Loan Bank of Seattle stock	$2,429,700	$2,429,700
Federal Agriculture Mortgage Corporation stock	9,400	9,400

	$2,439,100	$2,439,100

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2006:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government agencies	$4,953,714	$(13,238)	$10,945,088	$(182,589)	$15,898,802	$(195,827)
Mortgage-backed securities	2,265,054	(41,631)	462,726	(15,618)	2,727,780	(57,249)
Municipal securities	932,946	(9,471)	1,087,002	(24,969)	2,019,948	(34,440)
Equity securities	—	—	533,579	(10,139)	533,579	(10,139)

	$8,151,714	$(64,340)	$13,028,395	$(233,315)	$21,180,109	$(297,655)

Fair values are compared to current carrying values to determine whether a security is in a gain or loss position. Due to increases in market interest rates, 19 securities were in an unrealized loss position for 12 months or longer as of December 31, 2006.
Unrealized losses on obligations of U.S. government agency securities resulted from interest rate increases subsequent to the purchase of the securities. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than par. Because Columbia has the ability and intent to hold these investments until a market price recovery or to maturity, these securities are not considered other-than-temporarily impaired.
Unrealized losses on mortgage-backed securities resulted from interest rate increases subsequent to the purchase of the securities. The securities are not expected to be settled at less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Columbia has the ability and intent to hold these investments until a market price recovery or to maturity, these securities are not considered other-than-temporarily impaired.
Unrealized losses on municipal securities resulted from interest rate increases subsequent to the purchase of the securities. Management monitors published credit ratings of these securities and no material adverse ratings changes have occurred in the portfolio from the purchase date to December 31, 2006. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Columbia has the ability and intent to hold these investments until a market price recovery or to maturity, these securities are not considered other-than-temporarily impaired.
Equity securities in an unrealized loss position consisted of a mutual fund investment. The mutual fund invests primarily in debt securities to support community development projects and is part of Columbia’s ongoing compliance with the Community Reinvestment Act. Unrealized losses on the mutual fund resulted from interest rate increases subsequent to the purchase of the investment. Because Columbia has the ability and intent to hold the investment until a market price recovery, this security is not considered other-than-temporarily impaired.
Columbia Bancorp - 64

Gross realized losses from the maturity of investment securities totaled $46 for the year ended December 31, 2006. Gross realized gains and losses from the sale of investment securities were $914 and $2,335, respectively, for the year ended December 31, 2005. Gross realized losses were $6,823 for the year ended December 31, 2004.
The amortized cost and estimated fair value of investment securities as of December 31, 2006, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,930,754	$5,866,768	$1,037,390	$1,031,911
Due in one year through five years	14,430,109	14,320,562	3,624,910	3,646,950
Due in five years through ten years	—	—	7,510,509	7,634,753
Due after ten years	—	—	2,266,955	2,223,208

Debt securities	20,360,863	20,187,330	14,439,764	14,536,822
Equity securities	618,718	637,829	—	—

	$20,979,581	$20,825,159	$14,439,764	$14,536,822

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
As of December 31, 2006 and 2005, investment securities with an amortized cost of $23.30 million and $20.52 million, respectively, were pledged to secure notes payable at the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank and public or other deposits, as required by law.

65- Columbia Bancorp

NOTE 4 LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio consisted of the following for the years ended December 31:

	2006	2005
Commercial	$136,582,138	$101,261,156
Agriculture	86,217,945	84,270,798
Real estate	347,525,929	291,283,166
Real estate – construction	212,825,973	184,331,410
Consumer	12,540,381	13,775,366
Credit card and other loans	10,212,287	7,922,886

	805,904,653	682,844,782
Less allowance for loan losses	(10,143,338)	(9,525,524)
Less unearned loan fees	(1,428,030)	(1,512,621)

Loans, net of allowance for loan losses and unearned loan fees	$794,333,285	$671,806,637

As of December 31, 2006 and 2005, impaired loans totaled $4.99 million and $5.73 million, respectively. The Bank’s average investment in impaired loans was approximately $4.04 million and $6.38 million during 2006 and 2005, respectively. The total allowance for loan losses related to impaired loans was approximately $1.93 million and $2.61 million as of December 31, 2006 and 2005, respectively. If non-performing loans had performed according to their original terms, additional interest income of $435,118, $455,318 and $421,609 would have been recognized in 2006, 2005 and 2004, respectively. No interest income was recognized on impaired loans during the period of impairment.
Demand and savings deposit overdrafts reclassified as loans totaled $640,155 and $584,628 as of December 31, 2006 and 2005, respectively.
Changes in the allowance for loan losses were as follows for the years ended December 31:

	2006	2005	2004
BALANCE, beginning of year	$9,525,524	$8,184,488	$6,612,308
Provision for loan losses	2,900,000	3,115,000	2,760,000
Loans charged off	(1,930,859)	(1,963,225)	(1,291,479)
Loan recoveries	338,673	189,261	103,659
Reclassify liability for off-balance-sheet financial instrument credit losses	(690,000)	—	—

BALANCE, end of year	$10,143,338	$9,525,524	$8,184,488

Columbia Bancorp - 66

NOTE 5 PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows for the years ended December 31:

	2006	2005
Land	$3,876,794	$3,640,628
Construction in progress	554,918	1,654,607
Buildings and improvements	13,053,216	11,021,381
Furniture and equipment	10,885,212	8,982,632

Total property and equipment	28,370,140	25,299,248
Less accumulated depreciation	(10,281,364)	(9,515,739)

Property and equipment, net of accumulated depreciation	$18,088,776	$15,783,509

For certain bank branch facilities, Columbia leases office space to third parties. Minimum future rental income from non-cancelable leases is as follows for the years ending December 31:

2007	$149,540
2008	135,751
2009	97,501
2010	7,138

Total	$389,930

NOTE 6 TIME CERTIFICATES
Time certificates of deposit of $100,000 and over, aggregated $78.49 million and $94.67 million as of December 31, 2006 and 2005, respectively.
As of December 31, 2006, scheduled maturities for all time certificates are as follows:

Years ending December 31,	2007	$199,734,305
	2008	35,186,383
	2009	32,267,931
	2010	6,318,175
	2011	1,331,177
	Thereafter	301,699

		$275,139,670

67- Columbia Bancorp

NOTE 7 LINES OF CREDIT AND BORROWED FUNDS
The Bank has federal funds line of credit agreements with eight financial institutions and the Federal Reserve Bank of San Francisco. Maximum aggregate borrowings available under these credit lines totaled $66.40 million. Borrowings are uncollateralized. These credit lines support short-term liquidity requirements and cannot be used for more than 1 to 15 consecutive business days, depending on the lending institution. Interest rates on outstanding borrowings range from 5.36% to 6.21%. As of December 31, 2006 and 2005, there were no borrowings outstanding under these agreements.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. As of December 31, 2006, loans with a carrying value of $232.44 million were pledged as collateral for FHLB borrowings. Interest rates on outstanding borrowings range from 2.81% to 6.08%. As of December 31, 2006, maximum FHLB borrowings were limited to $103.68 million, of which $34.29 million was currently available based on outstanding borrowings and collateral balances.
FHLB borrowings outstanding as of December 31, 2006 and 2005 were as follows:

December 31, 2006			December 31, 2005
		Weighted-			Weighted-
	Maturity	Average		Maturity	Average
Amount	Year	Interest Rate	Amount	Year	Interest Rate
$61,500,000	2007	5.45%	$23,000,000	2006	4.25%
5,929,957	2008	3.25%	11,500,000	2007	4.43%
1,351,613	2009	2.81%	7,719,957	2008	3.28%
605,650	2013	5.47%	1,951,613	2009	2.81%
—			669,381	2013	5.47%

$69,387,220		5.21%	$44,840,951		4.09%

The Bank also participates in the U.S. Treasury Department’s Treasury Investment Program, which facilitates the acceptance and processing of federal tax deposits. Under this program, the Bank is authorized to accumulate daily tax payments up to authorized limits, and deploy the funds in short-term investments. In exchange, the Bank is required to issue a fully collateralized demand note to the U.S. Treasury and pay interest at the federal funds rate minus 25 basis points (5.04% as of December 31, 2006 and 4.00% as of December 31, 2005). As of December 31, 2006 and 2005, the Bank had $627,093 and $850,000, respectively, outstanding under this program.
NOTE 8 JUNIOR SUBORDINATED DEBENTURES
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
Proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $4.12 million of junior subordinated debentures of Columbia. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.27% per annum (8.66% as of December 31, 2006 and 7.83% as of December 31, 2005) of the stated liquidation value of $1,000 per capital security.
Columbia Bancorp - 68

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
For the years ended December 31, 2006, 2005 and 2004, Columbia’s interest expense related to the Trust Preferred Securities totaled $352,915, $279,811 and $194,567, respectively.
In March 2004, Columbia deconsolidated the Trust, in accordance with FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities.” As a result, the junior subordinated debentures issued by Columbia to the issuer trusts, totaling $4.12 million, are reflected on Columbia’s consolidated balance sheet as of December 31, 2006 and 2005, under the caption “Junior Subordinated Debentures.” Columbia also recognized its $124,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet.
NOTE 9 INTEREST-RATE SWAP
During January 2003, in connection with the issuance of $4.00 million of floating-rate Trust Preferred Securities described in Note 8, Columbia entered into an interest-rate swap agreement with an unrelated third party. Under the terms of the agreement, which expires in January 2008, Columbia pays 3.27% interest on a notional amount of $4.00 million and receives interest at the 90-day LIBOR rate on the same notional amount. The effect of this transaction was the conversion of the $4.00 million trust preferred issuance from a floating rate of 90-day LIBOR plus 330 basis points (8.66% as of December 31, 2006 and 7.83% as of December 31, 2005) to a fixed rate of 6.57% for five years, at which point Columbia has the option to call the Trust Preferred Securities. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
For the years ended December 31, 2006 and 2005, the hedge has been highly effective in achieving offsetting cash flows attributable to the hedged risk. Due to changes in interest rates, the interest-rate swap had a positive fair value of $80,924 and $114,990 as of December 31, 2006 and 2005, respectively. The value of the swap is recorded as an asset among “Other Assets” on the consolidated balance sheet. Changes in the fair value of the swap are recorded as a component of other comprehensive income. Columbia records interest income or expense depending on whether the swap amount is a net receipt or payment.
Beginning in 2007, Columbia will consider modifying its hedge accounting for interest-rate swaps to assure compliance with FASB No. 133 Implementation Issue – Clarification of the Application of the “Shortcut” Method. This modification will have the effect of recognizing gains or losses for changes in the fair value of the swap within other income or expense of the income statement rather than other comprehensive income as presently reported. The current and proposed accounting treatments are not significant to Columbia’s consolidated financial statements.

69- Columbia Bancorp

NOTE 10 INCOME TAXES
The provision for income taxes consists of the following:

	2006	2005	2004
Current tax expense:
Federal	$8,682,850	$8,489,103	$6,467,478
State	1,191,177	901,554	1,080,338

	9,874,027	9,390,657	7,547,816

Deferred tax (benefit) expense:
Federal	(361,373)	(1,567,853)	(1,182,981)
State	(67,757)	(293,973)	(139,174)

	(429,130)	(1,861,826)	(1,322,155)

Provision for income taxes	$9,444,897	$7,528,831	$6,225,661

The net deferred tax asset consists of the following:

	2006	2005
Deferred tax assets:
Allowance for credit losses	$4,209,846	$3,619,699
Deferred compensation	599,811	423,846
Purchased state tax credits	466,217	385,320
Unrealized losses on investment securities	59,607	112,685
Stock-based compensation	8,034	—

	5,343,515	4,541,550

Deferred tax liabilities:
Accumulated depreciation	(912,663)	(745,863)
Federal Home Loan Bank stock dividends	(354,099)	(349,600)
Prepaid expenses	(219,472)	(69,172)
Unrealized gains on interest rate swap	(31,237)	(42,086)
Other	(26,278)	(2,861)

	(1,543,749)	(1,209,582)

Net deferred tax asset	$3,799,766	$3,331,968

Purchased tax credits totaling $466,217 will be utilized to offset future state income taxes. Unless utilized in earlier periods, these tax credits will expire in 2017. Based on historical financial performance, deferred tax assets are expected to be realized in the normal course of operations. Accordingly, deferred tax assets are not reduced by a valuation allowance.
Columbia Bancorp - 70

A reconciliation between the federal tax rate and the effective tax rate follows:

	2006	2005	2004
Federal income taxes at statutory rate	$8,827,006	$7,419,648	$5,766,519
State income tax expense, net of federal income tax benefit	857,884	529,228	713,023
Effect of nontaxable interest income	(175,077)	(195,991)	(200,083)
Increase in cash surrender value of life insurance policies	(87,855)	(85,008)	(23,796)
Other	22,939	(139,046)	(30,002)

Provision for income taxes	$9,444,897	$7,528,831	$6,225,661

Effective tax rate	37.45%	35.52%	36.70%

NOTE 11 EARNINGS PER SHARE
The following table presents the computations of basic and diluted earnings per share, retroactively adjusted for stock dividends and splits, for the years ended December 31:

	2006	2005	2004
Income available to common shareholders	$15,775,120	$13,670,162	$10,734,690

Basic earnings per share:
Weighted-average common shares outstanding	9,889,978	9,802,876	9,674,662
Basic earnings per share	$1.60	$1.39	$1.11

Diluted earnings per share:
Weighted-average common shares outstanding	9,889,978	9,802,876	9,674,662
Net effect of dilutive stock options and awards – based on the treasury stock method using average market price	261,229	243,888	272,072

Weighted-average common shares outstanding and common stock equivalents	10,151,207	10,046,764	9,946,734

Diluted earnings per share	$1.55	$1.36	$1.08
Outstanding common stock options excluded from diluted earnings per share, because their impact on the calculation would have been antidilutive, totaled 7,226 and 59,400 as of December 31, 2005 and 2004, respectively. No shares were considered to be antidilutive as of December 31, 2006.

71- Columbia Bancorp

NOTE 12 EMPLOYEE BENEFIT PLANS AND AGREEMENTS
Employee stock ownership plan (“ESOP”) – The ESOP is a qualified deferred compensation plan funded by contributions from Columbia. Contributions to the ESOP are at the discretion of the Board of Directors and are used to purchase shares of Columbia’s common stock. All employees over the age of 20 meeting minimum service requirements are eligible to participate in the plan. Employee contributions are not permitted. Employees vest in their proportionate share of the ESOP plan over a period of six years. Allocated shares in the ESOP are considered outstanding for purposes of calculating earnings per share. Plan contributions charged to expense totaled $156,000 for the year ended December 31, 2006 and $120,000 for the years ended December 31, 2005 and 2004.
ESOP assets as of December 31 were as follows:

	2006	2005
Allocated shares, retroactively adjusted for stock dividends and splits	272,324	291,605

Cash on hand	$20,561	$35,275

401(k) Savings Investment Plan – The plan allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Generally, all employees over the age of 18 are eligible to participate in the plan. Employees may elect to defer and contribute up to statutory limits. Columbia matches 100% of employee contributions up to 4% of total participant compensation. Employee and employer contributions are invested by plan trustees in employee-designated mutual funds. Plan contributions charged to expense totaled approximately $612,000, $532,000 and $452,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Incentive Compensation Program – The program provides eligible employees additional compensation based upon the achievement of certain goals. Employees paid on commission, on-call employees and employees on probation are not eligible for incentive compensation. Incentive compensation expense totaled $3.14 million, $2.95 million and $1.36 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Executive Officer Salary Continuation, Deferred Compensation and Split Dollar Life Insurance Plans – Columbia has agreements with its executive officers that generally provide for life insurance coverage, post-employment salary continuation and deferred compensation benefits. Salary continuation plans provide payments that commence at normal retirement age. Retirement payment amounts increase 3.00% per year after payments commence. Salary continuation liabilities totaled $1,241,553 and $644,534 for the years ended December 31, 2006 and 2005, respectively. Deferred compensation arrangements allow executives to voluntarily defer a portion of the compensation. Deferred compensation amounts accrue interest at an annual rate of 8.00%. Deferred compensation liabilities totaled $310,129 and $193,801 for the years ended December 31, 2006 and 2005, respectively. Split dollar insurance plans provide a defined death benefit to beneficiaries designated by the executive officer and to Columbia. The split dollar plans serve partly as an employee benefit and also as a funding arrangement for the salary continuation and deferred compensation plans. The cash surrender value of life insurance policies totaled $6.22 million and $5.98 million as of December 31, 2006 and 2005. Expenses related to salary continuation and deferred compensation plans totaled $520,258, $178,028 and $186,637 for the years ended December 31, 2006, 2005 and 2004, respectively.
Columbia has a retirement agreement with its former chief executive officer that provides annual retirement payments for a seven-year period after the former chief executive officer’s retirement. Retirement payments are paid in annual installments of $48,000 plus the interest earned on a $120,000 interest earning investment. Columbia’s liability pursuant to the retirement agreement totaled $61,932 and $114,225 as of December 31, 2006 and 2005, respectively.
Columbia Bancorp - 72

NOTE 13 TRANSACTIONS WITH RELATED PARTIES
Columbia’s directors, executive officers and their associated companies are customers of the Bank. All loans and commitments to lend to related parties were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectibility or present any other unfavorable features.
Loans outstanding to directors and executive officers and associated companies were as follows for the years ended December 31:

	2006	2005
BALANCE, beginning of year	$7,685,690	$13,375,735
Adjustment for loans of retired Director who is no longer a related party	—	(5,573,571)
Loans made	5,334,894	3,814,039
Loans repaid	(6,245,878)	(3,930,513)

BALANCE, end of year	$6,774,706	$7,685,690

Deposits from directors, executive officers and their associated companies totaled approximately $1.72 million and $2.14 million as of December 31, 2006 and 2005, respectively.
NOTE 14 CONCENTRATIONS OF CREDIT RISK
The Bank maintains balances in correspondent bank accounts that at times may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks. The Bank has not experienced any losses in its correspondent bank accounts.
Substantially all of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market areas, the majority of whom are also depositors of the Bank. Investments in state and municipal securities are not significantly concentrated within any one region of the United States. Concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2006. The Bank’s loan policies prohibit the extension of credit to any single borrower or group of related borrowers in excess of $7.00 million without approval from the Board Loan Committee. Extensions of credit between $4.00 million and $7.00 million require dual approval of certain executive or senior officers.
NOTE 15 FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
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
The Bank may or may not require collateral or other security to support financial instruments with credit risk, based on its loan underwriting guidelines.

73- Columbia Bancorp

	Contract Amounts
	December 31,
	2006	2005
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$245,304,814	$200,916,446
Undisbursed credit card lines of credit	21,265,491	19,581,692
Commercial and standby letters of credit	3,503,903	2,308,877

	$270,074,208	$222,807,015

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
During 2006, the Bank reclassified to a liability account the exposure for credit losses related to off-balance-sheet financial instruments, including loan commitments and letters of credit. As of December 31, 2006, the liability for off-balance-sheet financial instrument credit losses totaled $763,000. The liability is included as a component of “Accrued interest payable and other liabilities” on our consolidated balance sheet. The adequacy of the liability is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions. Adjustments to the liability are recorded as a component of non-interest expense.
Columbia Bancorp - 74

NOTE 16 COMMITMENTS AND CONTINGENCIES
Operating lease commitments – Columbia leases certain branch and administrative properties. Future minimum lease commitments are as follows.

Years ending December 31,	2007	$1,039,216
	2008	1,011,016
	2009	944,024
	2010	880,294
	2011	883,463
	Thereafter	4,868,086

		$9,626,099

Rental expense for all operating leases totaled $1,038,876, $753,840 and $530,858 for the years ended December 31, 2006, 2005 and 2004, respectively.
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

75- Columbia Bancorp

NOTE 17 PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Columbia Bancorp (unconsolidated parent company only) is as follows:

	December 31,
	2006	2005
ASSETS
Cash	$4,980,880	$1,433,977
Investment security available-for-sale	104,250	96,000
Investment security held-to-maturity	80,294	80,616
Investment in subsidiary Bank	90,946,963	78,666,976
Deferred tax asset	—	865,705
Interest rate swap	80,924	114,990
Other assets	569,306	2,036,908

TOTAL ASSETS	$96,762,617	$83,295,172

LIABILITIES
Junior subordinated debentures	$4,124,000	$4,124,000
Dividend payable	997,954	887,575
Deferred compensation plan liability	13,851	268,395
Employee benefits	449,300	309,721
Deferred tax liability	25,910	—
Interest and other payables	133,941	212,991

Total liabilities	5,744,956	5,802,682

SHAREHOLDERS’ EQUITY
Common stock	54,767,348	33,425,084
Retained earnings	36,295,441	44,189,700
Accumulated other comprehensive loss, net of tax	(45,128)	(122,294)

Total shareholders’ equity	91,017,661	77,492,490

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$96,762,617	$83,295,172

Columbia Bancorp - 76

	Years Ended December 31,
	2006	2005	2004
REVENUES
Equity in undistributed earnings of subsidiary	$11,513,148	$10,263,758	$8,319,064
Dividends	5,732,000	4,611,000	3,300,000
Other	97,045	27,324	6,580
EXPENSES
Administrative and other expenses	(1,567,073)	(1,231,920)	(890,954)

Net income	$15,775,120	$13,670,162	$10,734,690

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$15,775,120	$13,670,162	$10,734,690
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(11,513,148)	(10,263,758)	(8,319,064)
Depreciation of property and equipment	23,265	7,789	9,925
Stock-based compensation	113,196	—	—
Income tax benefit from stock options exercised	(33,078)
Loss on sale or write-down of land	—	—	5,429
Changes in other assets and liabilities	2,294,364	(192,889)	(231,454)

Net cash from operating activities	6,659,719	3,221,304	2,199,526

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	—	102,381
Payments made for purchase of property and equipment	(150,606)	—	(35,540)

Net cash from investing activities	(150,606)	—	66,841

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid and cash paid for fractional shares	(3,772,096)	(3,204,900)	(3,163,045)
Repurchase of common stock	(31,070)	(139,878)	(226,229)
Income tax benefit from stock options exercised	33,078	—	—
Proceeds from the exercise of stock options	807,878	936,853	725,193

Net cash from financing activities	(2,962,210)	(2,407,925)	(2,664,081)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,546,903	813,379	(397,714)
CASH AND CASH EQUIVALENTS, beginning of year	1,433,977	620,598	1,018,312

CASH AND CASH EQUIVALENTS, end of year	$4,980,880	$1,433,977	$620,598

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss or gain on available-for-sale securities, net of tax	$100,383	$(142,828)	$(88,474)

Change in fair value of interest-rate swap, net of tax	$(23,217)	$100,821	$(23,812)

Cash dividend declared and payable after year-end	$997,954	$887,575	$795,524

77- Columbia Bancorp

NOTE 18 REGULATORY MATTERS
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
Quantitative measures established by regulation require Columbia and the Bank to maintain minimum capital amounts and ratios (set forth in the table below). Tier 1 capital, risk-weighted assets and average assets are defined by regulations. As of December 31, 2006, Management believes that Columbia and the Bank meet all capital adequacy requirements to which they are subject.
Based on the most recent notifications from regulatory agencies, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. There are no conditions or events since that notification that Management believes may have changed the Bank’s well-capitalized categorization.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
As of December 31, 2006	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Columbia Bancorp	$98,647	11.36%	$69,460	³8%	N/A	N/A
Columbia River Bank	$94,516	10.89%	$69,410	³8%	$86,763	>10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$87,776	10.11%	$34,730	³4%	N/A	N/A
Columbia River Bank	$83,671	9.64%	$34,705	³4%	$52,058	>6%
Tier 1 capital to average assets:
Columbia Bancorp	$87,776	8.54%	$41,106	³4%	N/A	N/A
Columbia River Bank	$83,671	8.95%	$37,375	³4%	$46,719	>5%

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
As of December 31, 2005	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Columbia Bancorp	$83,837	10.95%	$61,264	>8%	N/A	N/A
Columbia River Bank	$81,011	10.63%	$60,990	>8%	$76,237	>10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$74,312	9.70%	$30,632	>4%	N/A	N/A
Columbia River Bank	$71,486	9.38%	$30,495	>4%	$45,742	>6%
Tier 1 capital to average assets:
Columbia Bancorp	$74,312	9.77%	$30,432	>4%	N/A	N/A
Columbia River Bank	$71,486	8.91%	$32,076	>4%	$40,095	>5%
Columbia Bancorp - 78

Dividends received from the Bank represent Columbia’s principal source of cash revenues. Dividend payments are subject to government regulation that may prohibit banks and financial holding companies from paying dividends that constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below the minimum applicable regulatory capital requirements. Under the Oregon Bank Act, the Oregon Director of Banks may suspend the payment of dividends if it is determined that the payment would cause a bank’s remaining shareholders’ equity to be inadequate for the safe and sound operation of the bank. Other than the laws and regulations noted above, which apply to all banks and financial holding companies, Columbia and the Bank are not currently subject to any regulatory restrictions on the payments of dividends.
NOTE 19 FAIR VALUES OF FINANCIAL INSTRUMENTS
The following table presents estimates of fair value and the related carrying amounts of Columbia’s financial instruments:

	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$38,141	$38,141	$34,632	$34,632
Interest-bearing deposits with banks	51,443	51,443	23,175	23,175
Federal funds sold	58,930	58,930	29,282	29,282
Investment securities available-for-sale	20,825	20,825	17,844	17,844
Investment securities held-to-maturity	14,440	14,537	16,497	16,749
Restricted equity securities	2,439	2,439	2,439	2,439
Loans held-for-sale	7,538	7,538	5,879	5,879
Loans, net of allowance for loan losses and unearned loan fees	794,333	745,652	671,807	655,210
Interest rate swap	80	80	115	115

Financial liabilities:
Demand and savings deposits	$583,926	$583,926	$539,648	$539,648
Time certificates	275,140	275,134	168,174	167,025
Notes payable	70,014	69,844	45,691	45,353
Junior subordinated debentures	4,124	4,124	4,124	4,124
Estimates of fair value are based on Management’s judgment of the most appropriate factors. If Columbia were to dispose of such items there is no assurance that the estimated fair values would be realized since market values may differ depending on various circumstances. Estimated fair values as of December 31, 2006 and 2005 should not necessarily be relied upon at subsequent dates.
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

79- Columbia Bancorp

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2006.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Columbia’s principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation Columbia’s principal executive and financial officers each concluded that the disclosure controls and procedures were effective as of the end of the fiscal year covered by this report. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of Management’s plans, products or procedures will succeed in achieving their intended goals under future conditions. In addition, no change in Columbia’s internal control over financial reporting occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting; including any corrective actions with regard to significant deficiencies or material weaknesses.
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
Management assessed the effectiveness of Columbia’s internal controls over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that Columbia maintained effective internal control over financial reporting as of December 31, 2006.
In addition, Columbia’s independent registered public accounting firm, Moss Adams LLP, has audited and issued their report on Management’s assessment of Columbia’s internal control over financial reporting, which appears above as “Report of Independent Registered Public Accounting Firm.”
Columbia Bancorp - 80

ITEM 9B	OTHER INFORMATION
None.
PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding directors of Columbia is set forth under “Election of Directors” in Columbia’s Notice of Annual Meeting of Shareowners and Proxy Statement to be filed within 120 days after Columbia’s year end of December 31, 2006 (the “Proxy Statement”), which information is incorporated herein by reference.
The names of the directors of Columbia and their employer and principal occupation as of the date hereof are set forth below.
Directors:
Richard E. Betz, Chairman, Royale Columbia Farms, Inc, Bud-Rich Potato, Inc, Owner
Charles F. Beardsley, Hershner & Bell Realty, Inc., Owner
William A. Booth, Booth & Kelly Real Estate, Owner
Lori R. Boyd, L. Boyd Consulting, LLC, Owner
Dennis L. Carver, Goldendale Chiropractic Clinic, Chiropractor/Owner
Roger L. Christensen, Columbia Bancorp, President and Chief Executive Officer, Columbia River Bank, Chief Executive Officer
Terry L. Cochran, Banker, Retired and former President and Chief Executive Officer of Columbia River Bank
James J. Doran, Jim Doran Chevrolet Oldsmobile, Jim Doran Dodge Chrysler, Owner
Jean S. McKinney, McKinney Ranches, Inc., President, Business Manager and Owner
Donald T. Mitchell, Lumber Broker, Retired
Executive Officers:
The executive officers of Columbia and their ages and titles are set forth below. Business experience for the past five years is provided in accordance with SEC rules are set forth under “Information Regarding Executive Management” in the Proxy Statement, which information is incorporated herein by reference.
Robert V. Card (56), Columbia River Bank, Executive Vice President & Director of Risk Management
Roger L. Christensen (49), Columbia Bancorp & Columbia River Bank, President & Chief Executive Officer
R. Shane Correa (41), Columbia River Bank, Executive Vice President & Chief Banking Officer
Christine M. Herb (43), Columbia River Bank, Executive Vice President & Chief Information Officer
Craig J. Ortega (50), Columbia River Bank, President
Greg B. Spear (41), Columbia Bancorp & Columbia River Bank, Executive Vice President, Chief Financial Officer & Chief
    Administrative Officer
Britt W. Thomas (47), Columbia River Bank, Executive Vice President & Chief Credit Officer
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
Columbia Bancorp
Attn: Investor Relations
P.O. Box 1050
The Dalles, OR 97058
(541) 298-6649

81- Columbia Bancorp

Audit Committee
Information regarding Columbia’s audit committee members is set forth in the Proxy Statement, which information is incorporated herein by reference

ITEM 11	EXECUTIVE COMPENSATION
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

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is set forth under “Certain Relationships and Related Transactions” in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES
Information regarding principal auditor fees and services is set forth under “Principal Auditor Fees and Services,” in the Proxy Statement, which information is incorporated herein by reference.
PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2) Financial Statements of Columbia Bancorp are included in Item 8 of this Annual Report on Form 10-K.
(a)(3) See exhibit list in section (b) below.
(b) Exhibits filed with this Annual Report on Form 10-K or incorporated by reference from other filings are as follows:

3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) of Columbia’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 of Columbia’s Annual Report on Form 10-KSB for the period ended December 31, 1998.)

4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033 (Incorporated herein by reference to Exhibit 4.1 of Columbia’s Annual Report on Form 10-K for the period ended December 31, 2004.)

4.2	Form of Floating Rate Junior subordinated Debt Security due 2033 (Incorporated herein by reference to Exhibit A as contained in Exhibit 4.1 of Columbia’s Annual Report on Form 10-K for the period ended December 31, 2004.)
Columbia Bancorp - 82

10.1+	Columbia Bancorp 1999 Stock Incentive Plan (Amended 2002) (Incorporated herein by reference to Exhibit 4.2 of Columbia’s Form S-8 Registration Statement filed January 28, 2005.)

10.2+	Columbia Bancorp Restated Employee Stock Ownership Plan and Trust Agreement (1999 Restatement) (Incorporated herein by reference to Exhibit 10.2 of Columbia’s Annual Report on Form 10-K for the period ended December 31, 1999.)

10.3+	Employment Agreement between Roger L. Christensen and Columbia Bancorp dated April 15, 2006 (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.)

10.4+	Executive Bonus Deferral Agreement between Columbia River Bank and Roger L. Christensen (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.5+	Executive Salary Continuation Agreement between Columbia River Bank and Roger L. Christensen (Incorporated herein by reference to Exhibit 10.02 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.6+	Split Dollar Agreement between Columbia River Bank and Roger L. Christensen (Incorporated herein by reference to Exhibit 10.3 of Columbia’s Quarterly Report on Form 10-Q for the period ended September 20, 2002.)

10.7+	Employment Agreement between Greg B. Spear and Columbia Bancorp dated April 15, 2006 (Incorporated herein by reference to Exhibit 10.2 of Columbia’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.)

10.8+	Executive Bonus Deferral Agreement between Columbia River Bank and Greg B. Spear (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.9+	Executive Salary Continuation Agreement between Columbia River Bank and Greg B. Spear (Incorporated herein by reference to Exhibit 10.02 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.10+	Split Dollar Agreement between Columbia River Bank and Greg B. Spear (Incorporated herein by reference to Exhibit 10.22 of Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.11+	Employment Agreement between R. Shane Correa and Columbia River Bank dated April 15, 2006 (Incorporated herein by reference to Exhibit 10.5 of Columbia’s quarterly report on Form 10-Q for the period ended June 30, 2006.)

10.12+	Executive Bonus Deferral Agreement between Columbia River Bank and R. Shane Correa (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.13+	Executive Salary Continuation Agreement between Columbia River Bank and R. Shane Correa (Incorporated herein by reference to Exhibit 10.02 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.14+	Split Dollar Agreement between Columbia River Bank and R. Shane Correa (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Quarterly Report on Form 10-Q for the period ended March 31, 2006.)

10.15+	Employment Agreement between Craig J. Ortega and Columbia River Bank dated April 15, 2006 (Incorporated herein by reference to Exhibit 10.3 of Columbia’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.)

10.16+	Executive Bonus Deferral Agreement between Columbia River Bank and Craig J. Ortega (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.17+	Executive Salary Continuation Agreement between Columbia River Bank and Craig J. Ortega (Incorporated herein by reference to Exhibit 10.02 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.18+	Split Dollar Agreement between Columbia River Bank and Craig J. Ortega (Incorporated herein by reference to Exhibit 10.16 of Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

83- Columbia Bancorp

10.19+	Employment Agreement between Britt W. Thomas and Columbia River Bank dated April 15, 2006 (Incorporated herein by reference to Exhibit 10.4 of Columbia’s Quarterly Report on Form 10-Q for the period ended June 30, 2006.)

10.20+	Executive Bonus Deferral Agreement between Columbia River Bank and Britt W. Thomas (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.21+	Executive Salary Continuation Agreement between Columbia River Bank and Britt W. Thomas (Incorporated herein by reference to Exhibit 10.02 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.22+	Split Dollar Agreement between Columbia River Bank and Britt W. Thomas (Incorporated herein by reference to Exhibit 10.19 of Columbia’s Annual Report on Form 10-K for the period ended December 31, 2002.)

10.23+	Employment Agreement between Christine M. Herb and Columbia River Bank dated December 29, 2006 (Incorporated herein by reference to Exhibit 99.2 of Columbia’s Current Report on Form 8-K filed January 3, 2007.)

10.24+	Employment Agreement between Robert V. Card and Columbia River Bank dated January 1, 2007 (Incorporated herein by reference to Exhibit 99.2 of Columbia’s Current Report on Form 8-K filed January 3, 2007.)

10.25+	Executive Salary Continuation Agreement between Columbia River Bank and Robert V. Card (Incorporated herein by reference to Exhibit 99.1 of Columbia’s Current Report on Form 8-K filed January 12, 2007.)

10.26+	Deferred Compensation Agreement of April 1, 1999 between Terry L. Cochran and Columbia Bancorp (Incorporated herein by reference to Exhibit 10.2 of Columbia’s Annual Report on Form 10-K for the period ended December 31, 1999.)

10.27+	Release of All Claims and Hold Harmless Agreement between Columbia Bancorp and Terry L. Cochran dated January 2, 2007 (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed January 3, 2007.)

13.1	Annual Report to Shareholders for the Year Ended December 31, 2006.

21.1	List of Subsidiary.

23.1	Consent of Moss Adams, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

+	Management contract, compensation plan or arrangement.
Columbia Bancorp - 84

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 15, 2007.

COLUMBIA BANCORP

By:	/s/ Roger L. Christensen

Roger L. Christensen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 15, 2007.

Signatures	Titles

/s/ Roger L. Christensen Roger L. Christensen	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Greg B. Spear Greg B. Spear	Executive Vice President, Chief Financial Officer and Chief Administrative Officer (Principal Financial and Accounting Officer)

/s/ Richard E. Betz	Director and Chairman
Richard E. Betz

/s/ Charles F. Beardsley	Director
Charles F. Beardsley

/s/ William A. Booth	Director
William A. Booth

/s/ Lori R. Boyd	Director
Lori R. Boyd

/s/ Dennis L. Carver	Director
Dennis L. Carver

/s/ Terry L Cochran	Director
Terry L Cochran

/s/ James J. Doran	Director
James J. Doran

/s/ Jean S. McKinney	Director
Jean S. McKinney

/s/ Donald T. Mitchell	Director
Donald T. Mitchell

85- Columbia Bancorp