Form 10-Q
period 2007-03-31
COLUMBIA BANCORP \OR\
filed 2007-05-10
CIK 1010002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 27, 2007, there were 9,994,844 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
March 31, 2007

PART I. — FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s report on Form 10-K for the year ended December 31, 2006, and the notes and other information included in this report.
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS OF COLUMBIA BANCORP AND SUBSIDIARY
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$37,262,997	$38,141,448
Interest bearing deposits with other banks	15,457,446	51,443,094
Federal funds sold	40,776,385	58,930,213

Total cash and cash equivalents	93,496,828	148,514,755

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	22,261,378	20,187,330
Equity securities available-for-sale, at fair value	1,142,856	637,829
Debt securities held-to-maturity, at amortized cost, estimated fair value $14,041,756 and $14,536,822 at March 31, 2007 and December 31, 2006, respectively	13,947,461	14,439,764
Restricted equity securities	2,439,100	2,439,100

Total investment securities	39,790,795	37,704,023

LOANS
Loans held-for-sale	8,323,103	7,537,832
Loans, net of allowance for loan losses and unearned loan fees	827,408,606	794,333,285

Total loans	835,731,709	801,871,117

OTHER ASSETS
Property and equipment, net of accumulated depreciation	19,877,193	18,088,776
Accrued interest receivable	7,065,484	6,517,903
Goodwill	7,389,094	7,389,094
Other assets	13,093,911	13,102,162

Total other assets	47,425,682	45,097,935

TOTAL ASSETS	$1,016,445,014	$1,033,187,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$217,299,118	$235,036,954
Interest bearing demand deposits	289,715,545	313,432,917
Savings accounts	35,355,588	35,455,947
Time certificates	351,994,298	275,139,670

Total deposits	894,364,549	859,065,488

OTHER LIABILITIES
Notes payable	16,299,537	70,014,313
Accrued interest payable and other liabilities	7,951,439	8,966,368
Junior subordinated debentures	4,124,000	4,124,000

Total other liabilities	28,374,976	83,104,681

TOTAL LIABILITIES	922,739,525	942,170,169

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 9,991,690 issued and outstanding (9,979,537 at December 31, 2006)	54,977,487	54,767,348
Retained earnings	38,750,851	36,295,441
Accumulated other comprehensive loss, net of taxes	(22,849)	(45,128)

TOTAL SHAREHOLDERS’ EQUITY	93,705,489	91,017,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,016,445,014	$1,033,187,830

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME
Interest and fees on loans	$18,007,724	$14,733,605
Interest on investments:
Taxable investment securities	277,771	215,154
Nontaxable investment securities	132,690	142,324
Other interest income	505,241	467,056

Total interest income	18,923,426	15,558,139

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	1,899,350	1,556,722
Interest on time deposit accounts	3,618,577	1,702,745
Other borrowed funds	492,525	340,653

Total interest expense	6,010,452	3,600,120

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	12,912,974	11,958,019
PROVISION FOR LOAN LOSSES	1,025,000	550,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,887,974	11,408,019

NON-INTEREST INCOME
Service charges and fees	1,001,661	1,130,430
Mortgage banking revenue	1,012,799	637,823
Financial services revenue	219,967	198,973
Credit card discounts and fees	114,987	106,325
Other non-interest income	296,147	245,209

Total non-interest income	2,645,561	2,318,760

NON-INTEREST EXPENSE
Salaries and employee benefits	5,041,688	4,577,036
Occupancy expense	1,122,812	866,499
Other non-interest expenses	2,848,617	2,332,393

Total non-interest expense	9,013,117	7,775,928

INCOME BEFORE PROVISION FOR INCOME TAXES	5,520,418	5,950,851
PROVISION FOR INCOME TAXES	2,067,397	2,228,594

NET INCOME	3,453,021	3,722,257

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding gains (losses) arising during the period	34,256	(24,421)
Reclassification adjustment for losses included in net income	29	—
Increase (decrease) in fair value of interest rate swap	(12,006)	10,209

Total other comprehensive income (loss), net of taxes	22,279	(14,212)

COMPREHENSIVE INCOME	$3,475,300	$3,708,045

Earnings per share of common stock
Basic	$0.35	$0.38
Diluted	$0.34	$0.37
Weighted average common shares outstanding
Basic	9,964,117	9,853,005
Diluted	10,199,382	10,115,420
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Loss	Equity
BALANCE, December 31, 2005	8,965,408	$33,425,084	$44,189,700	$(122,294)	$77,492,490

Stock-based compensation expense	—	294,216	—	—	294,216
Stock options exercised and stock awards granted	119,119	807,878	—	—	807,878
Income tax benefit from stock options exercised	—	484,336	—	—	484,336
Repurchase of common stock	(1,136)	(31,070)			(31,070)
10% stock dividend and cash paid for fractional shares	896,146	19,786,904	(19,795,632)	—	(8,728)
Cash dividends, $0.39 per common share	—	—	(3,873,747)	—	(3,873,747)
Net income and comprehensive income	—	—	15,775,120	77,166	15,852,286

BALANCE, December 31, 2006	9,979,537	54,767,348	36,295,441	(45,128)	91,017,661

Stock-based compensation expense	—	62,034	—	—	62,034
Stock options exercised	12,153	125,756	—	—	125,756
Income tax benefit from stock options exercised	—	22,349	—	—	22,349
Cash dividends, $0.10 per common share	—	—	(997,611)	—	(997,611)
Net income and comprehensive income	—	—	3,453,021	22,279	3,475,300

BALANCE, March 31, 2007	9,991,690	$54,977,487	$38,750,851	$(22,849)	$93,705,489

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,453,021	$3,722,257
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion)/amortization of premiums and discounts on investment securities	(12,739)	(8,552)
Depreciation and amortization of property and equipment	600,929	424,619
(Gain)/loss on sale or write-down of property and equipment	(1,821)	39,077
Loss on sale of bank owned real estate	2,723	—
Stock-based compensation expense	62,034	452
Tax benefits from stock options exercised	(22,349)	(33,762)
Deferred income tax expense (benefit)	(153,210)	84,501
Provision for loan losses	1,025,000	550,000
Provision for losses from off-balance sheet financial instruments	75,000	—
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(547,581)	(95)
Proceeds from the sale of mortgage loans held-for-sale	35,312,163	17,568,221
Production of mortgage loans held-for-sale	(36,097,434)	(15,767,887)
Other assets	(61,930)	1,997,085
Accrued interest payable and other liabilities	(1,035,707)	(1,978,817)

NET CASH FROM OPERATING ACTIVITIES	2,598,099	6,597,099

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available-for-sale securities	—	2,000,000
Proceeds from matured held-to-maturity securities	234,761	918,020
Proceeds from called held-to-maturity securities	255,000	—
Purchases of available-for-sale securities	(2,508,438)	(1,947,969)
Net change in loans made to customers	(34,100,321)	2,173,052
Investment in low-income housing tax credits	(40,000)	(33,000)
Investment in state energy tax credits	(3,342)	(63,220)
Proceeds from the sale of property and equipment	4,980	—
Proceeds from the sale of other real estate owned	200,127	—
Purchases of property and equipment	(2,392,505)	(1,428,549)

NET CASH FROM INVESTING ACTIVITIES	(38,349,738)	1,618,334

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	(41,555,567)	10,765,805
Net change in time deposits	76,854,628	4,009,429
Net repayments of short-term notes payable	(50,600,497)	(786,238)
Repayments of long-term borrowings	(3,114,279)	(1,612,939)
Cash paid for dividends and fractional shares	(998,678)	(896,950)
Proceeds from stock options exercised	125,756	153,131
Tax benefits from stock options exercised	22,349	33,762

NET CASH FROM FINANCING ACTIVITIES	(19,266,288)	11,666,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(55,017,927)	19,881,433
CASH AND CASH EQUIVALENTS, beginning of period	148,514,755	87,088,475

CASH AND CASH EQUIVALENTS, end of period	$93,496,828	$106,969,908

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$6,007,090	$3,758,904
Taxes paid in cash	200,000	135,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$34,285	$(24,421)
Change in fair value of interest rate swap, net of taxes	(12,006)	10,209
Cash dividend declared and payable after quarter-end	996,887	889,186
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
The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. Certain amounts for 2006 have been reclassified to conform to the 2007 presentation. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of results to be anticipated for the year ending December 31, 2007.
2. Management’s Estimates and Assumptions
Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, Management has identified certain policies that due to the judgments, estimates and assumptions inherent in those policies are critical to an understanding of the consolidated financial statements. These policies and judgments, estimates and assumptions are described in greater detail in the notes to the consolidated financial statements included in Columbia’s annual report on Form 10-K, filed March 16, 2007.
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

Loans on non-accrual status as of March 31, 2007 and December 31, 2006, were $3.42 million and $4.94 million, respectively.
The allowance for loan losses represents an estimate of possible losses associated with the Bank’s loan portfolio and deposit account overdrafts. The estimate is based on evaluations of loan collectibility and prior loan loss experience. Evaluations consider factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, Management’s review of specific problem loans and current economic conditions that may affect a borrower’s ability to pay.
Increases to the allowance for loan losses occur when amounts are expensed to the provision for loan losses or when previously charged-off loans or overdrafts are recovered; decreases occur when loans or overdrafts are charged-off.
Various regulatory agencies, as a regular part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of the examinations.
4. Earnings Per Share
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
5. Recently Issued Accounting Standards
In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Columbia’s adoption on January 1, 2007 did not have a material impact on the consolidated financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Columbia’s adoption on January 1, 2007 did not have a material impact on the consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. Columbia adopted FIN 48 on January 1, 2007. As a result of the adoption, it was not necessary for Columbia to recognize any liability for unrecognized tax benefits.
Columbia and its subsidiary file income tax returns in the U.S. federal jurisdiction and in the State of Oregon jurisdictions. Columbia is no longer subject to U.S. federal and state examinations by tax authorities for years before 2003. Columbia recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to recognize the funded status of defined benefit postretirement plans as a net asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect SFAS No.158 to have a material impact on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value. The standard is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or if adopted early, within 120 days of the fiscal year of adoption. Management elected not to apply the early adoption provisions of the standard and is evaluating whether it will choose to apply the fair value option provided by SFAS No. 159.
6.    Subsequent Event
Subsequent to March 31, 2007, the Bank charged-off $2.10 million of an agricultural loan to a potato grower. As of March 31, 2007, the loan was on non-accrual status with a balance of $2.38 million. After the charge-off, the remaining loan balance totaled $278,000. In order to cover the write-down in excess of the specific reserve for this loan, the charge-off will result in a loan loss provision of $1.70 million during the three months ending June 30, 2007.

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
Because forward-looking statements are, in part, an attempt to project future events and explain current plans, they are subject to various risks and uncertainties, which could cause our actions and our financial and operational results to differ materially from those projected in forward-looking statements. These risks and uncertainties include, without limitation, the risks described in Part II – Other Information Item 1A “Risk Factors.”
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
The allowance for loan losses represents an estimate of possible losses associated with the Bank’s loan portfolio and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing loan trends, evaluation of specific loss estimates for significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 75% of our loan portfolio is secured by real estate. If there were a significant decrease in real estate values in Oregon and Washington, it may be necessary to increase the allowance for loan losses. A decline in real estate values represents one possible risk factor; other risk factors may also necessitate an increase in the allowance for loan losses.
As of March 31, 2007, our goodwill totaled $7.39 million as a result of business combinations. We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. No impairment of goodwill has been identified during the initial and subsequent annual assessments.

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
We had a network of 20 full-service branches, 1 commercial service branch and 3 limited-service branches as of March 31, 2007. In Oregon, we operate 14 full-service branches, 1 commercial service branch and 3 limited-service branches that serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the communities of McMinnville, Canby, Lake Oswego and Newberg in the Willamette Valley. In Washington, we operate 6 full-service branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside and Richland.
Our goal is to grow our earning assets while maintaining a high return on equity and strong asset quality. We will achieve this goal by emphasizing personalized, quality banking products and services for our customers; by hiring and retaining high performing, experienced branch and administrative personnel and by responding quickly to customer demand and growth opportunities. We intend to increase penetration in our existing markets and expand into new growth markets through suitable acquisitions and new branch openings.
The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the
	Three Months Ended March 31,
			%
	2007	2006	Change
Return on average assets	1.45%	1.84%
Return on average equity	15.06%	19.01%
Net interest margin, tax equivalent basis	5.82%	6.37%
Efficiency ratio	57.93%	54.47%

Net income	$3,453	$3,722	-7%
Earnings per diluted common share	0.34	0.37	-8%
Total gross loans (1)	847,102	684,123	24%
Total assets	1,016,445	856,713	19%
Deposits	894,365	722,597	24%

Book value per common share	$9.38	$8.15	15%
Tangible book value per common share	8.64	7.40	17%

(1)	Loans include portfolio and loans held for sale and exclude allowance for loan losses and unearned loan fees.

Our diluted earnings per share for the first quarter of 2007 decreased 8% compared to the first quarter of 2006 primarily due to the effect of our compressing net interest margin, an increase in provision for loan losses and increases in expenses related to our ongoing expansion. Net interest margin compression appears to be a current trend for community banks as the industry adjusts to the relatively flat yield curve. The competitive pricing pressures of the current environment have generally led to lower loan yields and higher cost of funds as banks endeavor to grow loans and gather deposits.
We believe our presence in, and expansion into, high growth markets throughout the Northwest will contribute to continued loan and deposit growth. In order to minimize decreases in our loan yields, we will focus on our business model of competing primarily on the basis of service, rather than price. We are also addressing the challenge of gathering low cost deposits by hiring dedicated deposit-gathering personnel, improving operational systems and expanding our marketing efforts. We plan to carefully manage overhead expenses as we pursue our branch and administrative expansion efforts. We believe our expansion will contribute to the long-term value of our organization.
Significant items for the three months ended March 31, 2007 were as follows:
•	Due to higher cost of funds associated with additional brokered deposits and promotional certificate of deposit offerings, our net interest margin decreased to 5.82% for the three months ended March 31, 2007 compared to 6.37% for the same period in 2006.

•	Strong loan growth from our Columbia Basin and Willamette Valley regions contributed $33.66 million of gross loan growth since December 31, 2006. Compared to March 31, 2006, loans increased $162.98 million due to loan growth from new branches added during 2006 and strong demand for construction and commercial real estate loans throughout our market areas.

•	Deposits increased $35.30 million since December 31, 2006 primarily due to promotional certificate of deposit offerings and brokered certificates of deposit. Compared to March 31, 2006, deposits increased $171.77 million due to new branches and an increase in wholesale liability deposits.

•	Provision for loan losses increased $475,000 compared to the three months ended March 31, 2006 due to stronger than expected loan growth and additional charge-offs of an agricultural loan.

•	Compared to the three months ended March 31, 2006, salary, benefit and occupancy expenses increased due to new branches added throughout 2006.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income, our primary source of operating income, is the difference between interest income and interest expense. Interest income is earned primarily from our loan and investment security portfolios. Interest expense results primarily from customer deposits and borrowings from other sources, including Federal Home Loan Bank advances and trust preferred securities. Like most financial institutions, our net interest income increases as we are able to charge higher interest rates on loans while paying relatively lower interest rates on deposits and other borrowings.
The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended March 31,			Three Months Ended March 31,
	Average Balances			Average Yields/Costs Tax Equivalent
	2007	2006	Change	2007	2006	Change
Taxable securities	$23,901	$23,127	$774	4.71%	3.77%	0.94%
Nontaxable securities	11,467	12,473	(1,006)	7.22%	7.12%	0.10%
Interest bearing deposits	16,222	13,115	3,107	4.80%	4.06%	0.74%
Federal funds sold	25,195	31,087	(5,892)	5.04%	4.38%	0.66%
Loans	827,908	686,339	141,569	8.82%	8.71%	0.11%

Interest-earning assets	904,693	766,141	138,552	8.52%	8.28%	0.24%

Non-earning assets	61,592	53,031	8,561

Total assets	$966,285	$819,172	$147,113

Savings & interest bearing deposits	$311,746	$325,503	$(13,757)	2.47%	1.94%	0.53%
Time certificates	305,480	175,747	129,733	4.80%	3.93%	0.87%
Borrowed funds	37,385	29,935	7,450	5.34%	4.62%	0.72%

Interest bearing liabilities	654,611	531,185	123,426	3.72%	2.75%	0.97%

Non-interest bearing demand deposits	215,072	206,098	8,974
Other liabilities	3,609	2,499	1,110
Shareholders’ equity	92,993	79,390	13,603

Total liabilities and shareholders’ equity	$966,285	$819,172	$147,113

Net interest income before provision for loan losses increased $954,955, or 8%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Increases in net interest income were primarily due to loan growth throughout our market areas and new branches in our Columbia Basin region. Net interest income increases were offset by increases in our cost of funds due to higher wholesale liability balances and promotional certificate of deposit pricing.
The following table presents increases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes
(dollars in thousands)

	Three months ended March 31,
	2007 over 2006
	Increase (Decrease) due to
			Net
	Volume	Rate	Change
Interest earning assets:
Loans	$3,294	$(20)	$3,274
Investment securities
Taxable securities	10	53	63
Nontaxable securities	(81)	71	(10)
Balances due from banks	34	27	61
Federal funds sold	(60)	37	(23)

Total	3,197	168	3,365

Interest bearing liabilities:
Interest bearing checking and savings accounts	(45)	387	342
Time deposits	1,298	618	1,916
Borrowed funds	91	61	152

Total	1,344	1,066	2,410

Net increase in net interest income	$1,853	$(898)	$955

During the last several years, our balance sheet has been asset sensitive, meaning that the assets re-price, or adjust to market interest rates, more frequently than the liabilities. As a result, the re-pricing of our loan portfolio was closely aligned with the series of increases in the Fed Funds rate from June 2004 to June 2006. Conversely, the re-pricing of our interest bearing liabilities has lagged behind the Fed Funds rate increases. Since June 2006, our earning asset yields have stabilized, but our cost of funds continues to rise due to the re-pricing of maturing certificates of deposit and competitive pressures to attract and retain deposit customers.

Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration. Compared to the three months ended March 31, 2006, our tax equivalent net interest margin decreased from 6.37% to 5.82% for the three months ended March 31, 2007 primarily due to an increase in our cost of funds. The increase in our cost of funds resulted from customer deposit balances that shifted towards higher rate deposit accounts, promotional certificate of deposit offerings and an increase in wholesale liability borrowings to support loan growth.
Based on the current competitive environment, we expect our net interest margin will trend downward for the remainder of 2007 as competition puts pressure on pricing for new loans and our cost of funds continues to rise. Because our balance sheet is asset sensitive, a decrease in the Fed Funds rate would negatively impact interest income as our variable rate loans tied to the Prime Rate will immediately re-price (the Prime Rate has historically followed changes in the Fed Funds rate). In order to mitigate the negative effect of falling interest rates, we have been able to incorporate interest rate floors into approximately 52% of our loans. If the Fed Funds rate decreases, our net interest margin will likely decrease further.
Non-Interest Income
Non-interest income is comprised of service charges and fees, credit card discounts, financial services revenues, mortgage banking revenues and gains from the sale of loans, securities and other assets. Mortgage banking revenues include service release premiums and revenues from the origination and sale of mortgage loans. Financial services income is derived from the sale of investments and financial planning services to our customers.
The following table presents the balances and percentage changes in non-interest income:

Non-Interest Income:
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006	% change
Service charges and fees	$1,002	$1,130	-11%
Credit card discounts and fees	115	106	8%
Financial services revenue	220	199	11%
Mortgage loan origination income	574	390	47%
Service release premium	416	218	91%
Gain on mortgage sales	23	30	-23%
Gain/(loss) on sale of assets	2	(39)	95%
Other non-interest income	294	285	3%

Total non-interest income	$2,646	$2,319	14%

Compared to the first quarter of 2006, mortgage banking revenues increased due to an increase in loan production volume from the efforts of our seasoned mortgage loan officer team.

Provision for Loan Losses
Our provision for loan losses represents an expense against current period income that allows us to establish an adequate allowance for loan and deposit account overdraft losses. Charges to the provision for loan losses result from our ongoing analysis of possible losses in our loan portfolio and possible losses from deposit account overdrafts (see “Allowance for Loan Losses” section of this report).
For the three months ended March 31, 2007 compared to the three months ended March 31, 2006, the provision for loan loss was higher due to relatively higher loan portfolio growth and an additional charge-off of the single agricultural loan.
Non-Interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs and various other non-interest expenses.
The following table presents the components of and changes in non-interest expense:
Non-Interest Expense:
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006	% change
Salaries and employee benefits	$5,042	$4,577	10%
Occupancy expense	1,123	866	30%
Advertising expense	122	152	-20%
Electronic connection fees	142	106	34%
Consulting fees	46	57	-19%
Software licensing	85	81	5%
Other non-interest expense	2,453	1,937	27%

Total non-interest expense	$9,013	$7,776	16%

Salaries and employee benefits increased due to employees hired to staff new branches and administrative support positions. As of March 31, 2007, full-time equivalent employees (“FTE”) totaled 369 compared to 331 as of March 31, 2006. The increase in FTE is attributable to the hiring of employees to staff new branches and administrative positions added throughout 2006. Occupancy expense and other non-interest expense increased primarily due to the incremental expenses of new branches and office space opened after March 31, 2006.
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Because non-interest expense growth outpaced income growth, our efficiency ratio increased from 54.47% to 57.93% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Increases in our efficiency ratio are primarily attributable to our branch expansion and related administrative overhead expenses.

Provision for Income Taxes
The following table presents the provision for income taxes and effective tax rates:

	Three Months ended
	March 31,
(dollars in thousands)	2007	2006
Provision for income taxes	$2,067	$2,229
Income before provision for income taxes	5,520	5,951
Effective tax rate	37.45%	37.46%
We expect our 2007 annual effective tax rate will range between 37.00% and 38.00% and may vary depending on our level of participation in state income tax credits.
MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities.
Investment Securities
Our investment securities portfolio consists of bank-qualified municipal debt securities, debt securities issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Investment securities totaled $39.79 million as of March 31, 2007, an increase of $2.09 million compared to December 31, 2006. During the first quarter of 2007, we purchased $2.00 million of government agency bonds to replace bonds maturing during the second quarter of 2007. We also invested $500,000 in a mutual fund that purchases Community Reinvestment Act eligible securities.
Qualifying securities may be pledged as collateral for public agency deposits or other borrowings. As of March 31, 2007, securities with an amortized cost of $23.23 million were pledged, compared to $23.30 million as of December 31, 2006.
Net unrealized losses on available-for-sale debt and equity securities totaled $99,066, or $60,530 net of tax, as of March 31, 2007, compared to net unrealized losses of $154,422, or $94,815 net of tax, as of December 31, 2006. Net unrealized losses decreased primarily due to changes in the bond market as investors measure the effects of interest rates on the discounted interest payments of bond investments. We currently have no plans to liquidate our available-for-sale securities; we expect to recover the losses over time because we have the ability to hold the securities until a market price recovery or until maturity.

Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development, real estate, commercial, consumer, agriculture and credit cards.
The following table presents our loan portfolio by loan type:
Loans:
(dollars in thousands)

	March 31, 2007		December 31, 2006		March 31, 2006
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Commercial loans	$144,000	17%	$136,582	17%	$105,109	16%
Agricultural loans	86,170	10%	86,218	11%	82,363	12%
Real estate loans	309,940	37%	347,526	43%	295,378	44%
Real estate loans — construction	276,099	33%	212,826	27%	175,594	25%
Consumer loans	11,982	2%	12,540	1%	13,201	2%
Other loans	10,588	1%	10,212	1%	8,399	1%

	838,779		805,904		680,044
Allowance for loan losses	(10,055)	-1%	(10,143)	-1%	(8,866)	-1%
Unearned loan fees	(1,315)	0%	(1,428)	0%	(1,404)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	827,409		794,333		669,774

Loans held for sale	8,323	1%	7,538	1%	4,079	1%

Total loans	$835,732	100%	$801,871	100%	$673,853	100%

Gross loans increased $32.88 million, or 4%, since December 31, 2006. Loan growth is typically slow during the first quarter. During the first quarter of 2007, however, we experienced strong demand for real estate loans in our Willamette Valley and Columbia Basin regions.
We present loan totals as of March 31, 2006 for comparative purposes because of the seasonal nature of our business. Compared to March 31, 2006, gross loans increased $158.74 million, or 23%, due to strong demand for construction and commercial real estate loans throughout our market areas and loan growth from new branches in our Columbia Basin Region.
In the second and third quarters this year, we expect loan growth will continue, and then moderate during the fourth quarter due to the seasonal activity of agricultural and real estate construction borrowers. During 2007, we will also consider selling or participating loans as part of our strategy to diversify our loan portfolio and manage liquidity.
As of March 31, 2007, construction, land development and commercial real estate loans comprised 75% of our loan portfolio, compared to 71% as of December 31, 2006 and 69% as of March 31, 2006. Although this concentration is consistent with our Pacific Northwest community bank peers, we could become subject to future losses resulting from declines in real estate development markets and the negative economic effects of fluctuating interest rates. Some borrowers use proceeds from real estate loans for purposes other than real estate development, such as inventory and equipment purchases. In these cases, real estate market declines would represent a more indirect risk of loss because the primary source of repayment is not from real estate, but from other activities.

We participate in non-real estate agricultural lending, which comprises approximately 8% of our total loan portfolio. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. In addition, we diversify our agricultural loan portfolio across numerous commodity types and maintain Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 8% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
We originate and fund single-family mortgage loans that are usually committed for sale to mortgage investors and held for less than 30 days. Mortgage loans held for sale are reported as “Loans held-for-sale” on our balance sheet. As of March 31, 2007, mortgage loans held for sale totaled $8.32 million compared to $7.54 million as of December 31, 2006.
Allowance for Loan Losses
Our allowance for loan losses represents an estimate of possible losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. The adequacy of the allowance is evaluated each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) and with FASB SFAS Nos. 5 and 114. In determining the level of the allowance, we estimate losses inherent in all loans, and evaluate non-performing loans to determine the amount, if any, necessary for a specific reserve. Loans that do not require a specific allocation are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. We regularly review our loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.
Our methodology for estimating inherent losses in the portfolio takes into consideration all loans in our portfolio, segmented by industry type and risk rating, and utilizes a number of subjective factors in addition to historical loss rates. Subjective factors include: the economic outlook on both a national and regional level; the volume and severity of non-performing loans; the nature and value of collateral securing the loans; trends in loan growth; concentrations in borrowers, industries and geographic regions; and competitive issues that impact loan underwriting.
When a loan, or a portion of a loan, is determined to be uncollectible, it is “charged-off,” which means it is removed from the balance sheet and the reduction is charged against the allowance for loan losses. Charge-offs resulting from uncollectible deposit account overdrafts are accounted for in the same manner.
Increases to the allowance occur when we expense amounts to the loan loss provision or when we recover previously charged-off loans or overdrafts. Decreases occur when we charge-off loans or overdrafts that are deemed uncollectible. We determine the appropriateness and amount of these charges by assessing the risk potential in our portfolio on an ongoing basis.
In 2006, we reclassified our exposure for credit losses related to off-balance-sheet financial instruments to a liability account. The liability represents our estimate of possible losses associated with off-balance-sheet financial instruments, which consist of commitments to extend credit, commitments under credit card arrangements, and commercial and standby letters of credit. We had previously included the liability as a component of the allowance for loan losses. Following the reclassification, the liability is included as a component of “Accrued interest payable and other liabilities” on our balance sheet.
We evaluate the adequacy of the liability for credit losses from off-balance-sheet financial instruments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The liability is based on estimates, which are evaluated on a regular basis, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.

The following table presents activity in the allowance for loan and credit losses:
Allowance for Loan and Credit Losses:
(dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Allowance for loan losses, beginning of period	$10,143	$9,526
Charge-offs:
Commercial	91	485
Real estate	—	—
Agriculture	1,030	42
Consumer loans	—	—
Credit card and related accounts	5	43
Demand deposit overdrafts	67	—

Total charge-offs	1,193	570
Recoveries:
Commercial	1	18
Real estate	1	—
Agriculture	—	25
Consumer loans	12	6
Credit card and related accounts	1	1
Demand deposit overdrafts	65	—

Total recoveries	80	50
Provision for loan losses	1,025	550
Reclassify liability for off-balance-sheet financial instrument credit losses	—	(690)

Allowance for loan losses, end of period	$10,055	$8,866

Liability for off-balance-sheet financial instruments, beginning of period	$763	$—
Reclassify from allowance for loan losses	—	690
Increase charged to other non-interest expense	75	—

Liability for off-balance-sheet financial instruments, end of period	$838	$690

Total allowance for credit losses (1)	$10,893	$9,556

Ratio of net loans charged-off to average loans outstanding	0.13%	0.08%

Ratio of allowance for loan losses to gross loans at end of period	1.19%	1.30%

Ratio of allowance for credit losses to gross loans at end of period	1.29%	1.40%

(1) Allowance for loan losses and liability for off-balance-sheet financial instruments

During the three months ended March 31, 2007, we charged-off $1.00 million of an agricultural loan to a potato grower. We previously charged-off $878,574 of this loan relationship in 2006. The remaining balance of the loan was $2.38 million as of March 31, 2007. At the close of the first quarter of 2007, estimates of collateral value indicated that the stored potato crop and equipment would be sufficient to cover the $2.38 million loan balance. Inspections of the potatoes stored for processing indicated they were suitable for sale and delivery to market. Subsequent to the first quarter of 2007, we assumed contracts to sell the potatoes to processing facilities. Recent deliveries under one of these contracts were rejected due to deterioration in the quality of the collateral. As a result, during the second quarter of 2007, we charged-off $2.10 million, which represents the entire balance of the loan except that portion covered by equipment values. During the second quarter of 2007, we will also recognize a loan loss provision of $1.70 million in order to cover the write-down in excess of the specific reserve. This loan loss provision will be in addition to any other provision that we determine is necessary.
Net charge-offs as a percentage of average gross loans was 0.54% and 0.30% on an annualized basis for the three months ended March 31, 2007 and 2006, respectively. Although our net charge-offs are higher than expected for the first quarter of 2007, due to the agricultural loan charge-off, our internal loan quality indicators continue to improve.
As a percentage of gross loans at year-end, our allowance for credit losses has ranged between 1.34% and 1.46% over the 5-year  period from 2002 to 2006, averaging 1.40% on an annual basis.

Non-Performing Assets
Non-performing assets consist of loans on non-accrual status, delinquent loans past due greater than 90 days, troubled debt restructured loans and other real estate owned (“OREO”). We do not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Troubled debt restructured loans are those for which the interest rate, principal balance, collateral support or payment schedules were modified from original terms, beyond what is ordinarily available in the marketplace, to accommodate a borrower’s weakened financial condition. OREO represents real estate assets held through loan foreclosure or recovery activities.
The following table presents information about our non-performing assets:
Non-performing Assets:
(dollars in thousands)

	March 31, 2007	December 31, 2006	March 31, 2006
Loans on non-accrual status	$3,421	$4,939	$2,808
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	48	52	36

Total non-performing loans	3,469	4,991	2,844
Other real estate owned	—	203	—
Total non-performing assets	$3,469	$5,194	$2,844

Allowance for loan losses	$10,055	$10,143	$8,866

Ratio of total non-performing assets to total assets	0.34%	0.50%	0.33%
Ratio of total non-performing loans to total gross loans	0.41%	0.61%	0.41%
Ratio of allowance for loan losses to total non-performing assets	289.86%	195.28%	311.71%
As of March 31, 2007, an agricultural loan to a potato grower comprised $2.38 million, or 69%, of non-performing assets. This loan comprised $3.38 million, or 65%, of non-performing assets as of December 31, 2006. As previously noted, subsequent to the first quarter of 2007, we charged-off $2.10 million of this loan.
Last year, as of March 31, 2006, commercial and agricultural loans to three different agricultural borrowers, totaling $2.22 million, comprised 78% of non-performing assets. One of the agricultural loans was repaid during 2006. The other agriculture loan remained on non-accrual as of March 31, 2007, but was repaid subsequent to the end of the first quarter of 2007. The commercial loan is currently in the foreclosure process and remains on non-accrual status with a balance of approximately $615,000. Non-performing asset balances can vary significantly from period to period because they do not follow any particular pattern.

LIABILITIES
Our liabilities consist primarily of retail and wholesale deposits, interest accrued on deposits, notes payable and obligations to pay interest and principal on junior subordinated debentures. Retail deposits include all deposits obtained within our branch network and represent our primary source for funding loans. Wholesale liabilities include wholesale deposits obtained outside of our branch network, correspondent bank borrowings and borrowings from Federal Home Loan Bank (“FHLB”). We utilize wholesale liabilities to manage interest rate and liquidity risk. These funding sources support loan growth at times when loan growth outpaces retail deposit growth.
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
The following table presents the composition of our deposits:
Deposits:
(dollars in thousands)

	March 31, 2007		December 31, 2006		March 31, 2006
		Percent of				Percent of
	Dollar Amount	Total	Dollar Amount	Percent of Total	Dollar Amount	Total
Non-interest bearing deposits	$217,299	24%	$235,037	27%	$214,561	30%
Interest bearing deposits	289,716	32%	313,433	37%	293,187	41%
Savings deposits	35,356	4%	35,456	4%	42,666	6%
Time certificates	351,994	40%	275,139	32%	172,183	23%

Total deposits	$894,365	100%	$859,065	100%	$722,597	100%

Total deposits increased $35.30 million, or 4%, since December 31, 2006 primarily due to promotional certificate of deposit offerings and the addition of $35.70 million of brokered certificates of deposits, net of maturities. As of December 31, 2006, interest bearing deposits included a $37.00 million temporary overnight deposit, which was subsequently withdrawn at the beginning of 2007.
Deposit totals are presented as of March 31, 2006 for comparative purposes because of the seasonal nature of our business. Compared to March 31, 2006, total deposits increased $171.77 million, or 24%, primarily due to deposit growth from our new Columbia Basin region branches and an increase in wholesale deposit balances.
We believe that increasing our retail deposits will be an ongoing challenge. Deposit customers expect innovative banking products tailored to their needs and expect interest rates that are competitive in the market place. In addition, we compete for deposits with brokerage firm money market funds that offer pricing indexed to market interest rates. We will continue to address these challenges by further developing our infrastructure and technologies to focus on customer convenience and efficiency. We have two employees who focus exclusively on deposit gathering activities for existing and potential customers. Within our company, we continue to reinforce the importance of providing superior customer service. This allows us to expand and enhance our banking relationships with our customers. These efforts begin during the initial stages of the hiring process and continue with ongoing training and regular staff meetings focused on providing superior customer service to our customers.

The following table presents a comparison of wholesale deposit balances, which are included in total deposits shown above:
Wholesale Deposits:
(dollars in thousands)

	March 31,	December 31,	March 31,
	2007	2006	2006
Brokered certificates of deposit	$125,023	$89,325	$35,870
Direct certificates of deposit	9,040	5,508	4,030
Mutual fund money market deposits	18,620	18,423	—
Out-of-market public funds	5,030	3,191	4,195

	$157,713	$116,447	$44,095

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
Brokered and direct certificates of deposit are classified as “Time certificates” on our balance sheet. Mutual fund money market deposits and out-of-market public funds are classified as “Interest bearing demand deposits” on our balance sheet.
As of March 31, 2007, maturities of brokered certificates of deposit ranged between one month and three years. Direct certificate of deposit maturities ranged from two months to fifteen months. Mutual fund money market deposits and out-of-market public funds are payable on demand, but the balances remained stable during the first quarter of 2007.
Notes Payable
Borrowings from Federal Home Loan Bank (“FHLB”) comprise the majority of our notes payable. As of March 31, 2007, FHLB borrowings totaled $16.27 million, a decrease of $53.12 million from the December 31, 2006 balance of $69.39 million, and a decrease of $26.96 million compared to $43.23 million as of March 31, 2006. Since December 31, 2006, FHLB borrowings decreased primarily due to the repayment of a $50.00 million short-term borrowing added late in December 2006 to support liquidity requirements.
The following table presents FHLB balances and interest rates:
FHLB Borrowings:
(dollars in thousands)

	March 31,	December 31,	March 31,
	2007	2006	2006
Amount outstanding at end of period	$16,273	$69,387	$43,228
Weighted average interest rate at end of period	4.05%	5.21%	4.11%
Maximum amount outstanding at any month-end and during the period	$44,182	$70,001	$43,228
Average amount outstanding during the period	$32,973	$27,603	$23,888
Average weighted interest rate during the period	4.83%	4.33%	3.93%

We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. Available borrowings under these lines of credit totaled $66.40 million as of March 31, 2007 and December 31, 2006. No line of credit borrowings were outstanding as of March 31, 2007 and December 31, 2006. Notes payable includes a Treasury Tax and Loan note payable for $26,596 and $627,093 as of March 31, 2007 and December 31, 2006, respectively.
Trust Preferred Securities
In December 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (“trust preferred securities”). In 2002, the Trust issued $4.00 million in trust preferred securities. The $4.12 million in debentures issued by Columbia as collateral for the trust preferred securities continue to qualify as Tier 1 capital under guidance issued by the Board of Governors of the Federal Reserve System.
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
The following table presents a comparison of contract commitment amounts:
Commitments:
(dollars in thousands)

	March 31,	December 31,	March 31,
	2007	2006	2006
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$246,704	$245,305	$214,736
Undisbursed credit card lines of credit	22,519	21,265	20,587
Commercial and standby letters of credit	3,322	3,504	2,374

	$272,545	$270,074	$237,697

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
Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. As of March 31, 2007, commitments to extend credit for overdrafts totaled $11.22 million, which represents our estimated total exposure if every customer utilized the full amount of this protection at the same time. Year-to-date average usage outstanding is much lower than this commitment, totaling approximately $206,000, or 2% of the total exposure as of March 31, 2007; approximately $233,000, or 2% of the total exposure as of December 31, 2006; and approximately $215,000, or 2% of the total exposure as of March 31, 2006.
Derivative Instruments-Interest Rate Swap
In January 2003, in connection with the issuance of $4.00 million of floating-rate trust preferred securities by Columbia Bancorp Trust I, we entered into an interest rate swap agreement (“swap”) with an unrelated third party. The swap expires in January 2008. Under the terms of the swap, we pay interest at a rate of 3.27% on a notional amount of $4.00 million and we then receive interest at the 90-day London Inter-Bank Offered Rate (“LIBOR”) on the same amount. The swap effectively converts interest payments on the $4.00 million trust preferred securities from a variable interest rate of 90-day LIBOR plus 3.30% to a fixed interest rate of 6.57% until January 2008. In January 2008, we have the option to prepay the trust preferred securities. We have classified the swap agreement as a cash flow hedge in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The purpose of the swap is to mitigate variability in our cash flows by establishing a fixed interest payment during the initial five years of the trust preferred securities.
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
Measurable liquid assets include the following: cash and due from banks, excluding vault cash; interest bearing deposits with other banks; federal funds sold; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $90.65 million, or 9% of total assets, as of March 31, 2007, compared to $146.34 million, or 14% of total assets, as of December 31, 2006.
During the three months ended March 31, 2007, we added, net of maturities, $35.70 million of brokered certificates of deposit in anticipation of loan growth during the second and third quarters of 2007. We also repaid $50.00 million of short-term FHLB borrowings.
Based on historical patterns, we expect liquidity will decrease during the second and third quarters of 2007 due to seasonal loan growth. In anticipation of our seasonal loan growth, we added $35 million of mutual fund money market wholesale deposits shortly after the close of the first quarter of 2007. During the fourth quarter of 2007, we expect liquidity will stabilize as loan growth subsides. We will continue to rely on retail branch deposit growth and, when necessary, we will utilize wholesale liabilities and other borrowings to meet our liquidity needs.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash from operating activities decreased $4.00 million, or 61%, for the three months ended March 31, 2007 compared to the same period in 2006. This was the result of the decrease in net income and timing differences in the receipt and payment of accrued income and accrued expenses.
Net cash from investing activities decreased $39.97 million, or 2,470%, for the three months ended March 31, 2007 compared to same period in 2006. The decrease was primarily the result of an increase in loan growth for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. To a lesser extent, the decrease was also due to a decrease in total investment maturities, an increase in securities purchases for collateralization of public deposits and an increase in property and equipment purchases related to land purchased during the three months ended March 31, 2007.
Net cash from financing activities decreased $30.93 million, or 265%, for the three months ended March 31, 2007 compared to the same period in 2006. The decrease was the result of a decrease in the growth of demand and savings deposits and repayments of short-term borrowings. The decrease was offset by an increase in time deposits from additional brokered deposits and promotional certificate of deposit products.

Shareholders’ Equity
As of March 31, 2007, shareholders’ equity totaled $93.71 million, compared to $91.02 million as of December 31, 2006, an increase of 3%. The 2007 year-to-date change is primarily attributable to year-to-date net income totaling $3.45 million, which was partially offset by cash dividends totaling $997,611.
During the first quarter of 2007, the Board of Directors declared a dividend of $0.10 per share, payable April 30, 2007 to shareholders of record as of April 16, 2007. Based on cash dividends paid and declared in 2007, approximately 29% of our year-to-date earnings will have been returned to shareholders, with the remainder being retained to leverage future balance sheet growth.
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
The following table presents Columbia’s capital ratios as compared to regulatory minimums:
Capital Ratios:

			March 31, 2007	December 31, 2006
	Minimum	Well- Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	9.97%	10.11%
Total risk-based capital	8.00%	10.00%	11.17%	11.36%
Leverage ratio	4.00%	5.00%	9.42%	8.54%
We intend to remain “well-capitalized” by regulatory definition. Regulatory capital levels historically decrease during the second and third quarters as capital is leveraged primarily due to the increased demand for loans.
We plan to use our excess capital for continued cash dividends, stock repurchases and new branch expansion. We will also consider retiring a portion of, or all of, the trust preferred securities at the first available prepayment date in January 2008.
We expect to open two to three new branches during the time period between 2007 and 2008. We also plan to construct new branch facilities in Yakima and Sunnyside, Washington in order to replace our temporary branch locations. New branch openings will require capital resources for the following: construction of branch buildings and/or commitments on leased property, hiring new branch personnel, hiring administrative personnel to support branch operations and costs related to general overhead. We plan to further leverage our capital for continuing improvement of our core operations and technology departments and for future branch expansion.
Stock Repurchase Plan
In June 2006, the Board of Directors renewed a plan to repurchase shares of Columbia’s common stock. The Board believes the repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.50 million until the expiration date, June 30, 2007, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. During the three months ended March 31, 2007, we did not repurchase any stock under the stock repurchase plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to Columbia’s market risk position from the information provided in Part II — Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of Columbia’s Form 10-K filed with the SEC on March 16, 2007 for the year ended December 31, 2006.
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
PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to Columbia's business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors' rights in bankruptcy proceedings. Management is presently aware of one legal proceeding, detailed below.
Columbia Bancorp and Columbia River Bank were named as defendants in the United States District Court for the District of Oregon in a case captioned Smith-Rattray Farms, et al. v. Columbia River Bank, et al. The plaintiffs sought compensatory, punitive and other damages totaling approximately $48.40 million, as well as injunctive and other relief. At a judicial settlement conference on March 28, 2007, all parties to the case agreed to a confidential settlement. The settlement does not involve a payment from either Columbia Bancorp or Columbia River Bank to the plaintiffs that would have any material effect on Columbia Bancorp’s earnings.
ITEM 1A. RISK FACTORS
There have been no material changes to Columbia’s risk factors previously disclosed in Part I — Item 1A “Risk Factors” of Columbia’s Form 10-K filed with the SEC on March 16, 2007 for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
Exhibits
3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s form 10-Q for the period ended June 30, 1999).

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 15.5 to Columbia’s Form 10-KSB for the year ended December 31, 1998).

4.1	Indenture dated as of December 19, 2002 between Columbia Bancorp, as Issuer, and Wells Fargo Bank, N.A., as Trustee, relating to Floating Rate Junior Subordinated Debt Securities due 2033.*

4.2	Form of Floating Rate Junior subordinated Debt Security due 2033.*

10.1	Executive Salary Continuation Agreement between Columbia River Bank and Robert V. Card (Incorporated herein by reference to Exhibit 99.1 of Columbia’s Current Report on Form 8-K filed April 9, 2007.)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to Columbia Bancorp’s Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP
Dated: May 10, 2007	/s/ Roger L. Christensen
Roger L. Christensen
President & Chief Executive Officer

Dated: May 10, 2007	/s/ Greg B. Spear
Greg B. Spear
Executive Vice President & Chief Financial Officer