Form 10-Q
period 2007-06-30
COLUMBIA BANCORP \OR\
filed 2007-08-09
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 2, 2007, there were 10,032,456 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
June 30, 2007

PART I. – FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s report on Form 10-K for the year ended December 31, 2006, and the notes and other information included in this report.
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS OF COLUMBIA BANCORP AND SUBSIDIARY
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$37,341,156	$38,141,448
Interest bearing deposits with other banks	55,039,103	51,443,094
Federal funds sold	37,252,581	58,930,213

Total cash and cash equivalents	129,632,840	148,514,755

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	19,266,622	20,187,330
Equity securities available-for-sale, at fair value	1,122,848	637,829
Debt securities held-to-maturity, at amortized cost, estimated fair value $12,636,348 and $14,536,822 at June 30, 2007 and December 31, 2006, respectively	12,638,058	14,439,764
Restricted equity securities	2,439,100	2,439,100

Total investment securities	35,466,628	37,704,023

LOANS
Loans held-for-sale	6,077,536	7,537,832
Loans, net of allowance for loan losses and unearned loan fees	846,834,698	794,333,285

Total loans	852,912,234	801,871,117

OTHER ASSETS
Property and equipment, net of accumulated depreciation	20,299,492	18,088,776
Accrued interest receivable	7,758,683	6,517,903
Goodwill	7,389,094	7,389,094
Other assets	14,090,060	13,102,162

Total other assets	49,537,329	45,097,935

TOTAL ASSETS	$1,067,549,031	$1,033,187,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$222,950,059	$235,036,954
Interest bearing demand deposits	301,728,564	313,432,917
Savings accounts	36,506,396	35,455,947
Time certificates	350,010,072	275,139,670

Total deposits	911,195,091	859,065,488

OTHER LIABILITIES
Notes payable	49,236,941	70,014,313
Accrued interest payable and other liabilities	7,032,217	8,966,368
Junior subordinated debentures	4,124,000	4,124,000

Total other liabilities	60,393,158	83,104,681

TOTAL LIABILITIES	971,588,249	942,170,169

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 10,028,935 issued and outstanding (9,979,537 at December 31, 2006)	55,278,260	54,767,348
Retained earnings	40,751,399	36,295,441
Accumulated other comprehensive loss, net of taxes	(68,877)	(45,128)

TOTAL SHAREHOLDERS’ EQUITY	95,960,782	91,017,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,067,549,031	$1,033,187,830

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$19,001,423	$15,798,201	$37,009,147	$30,531,806
Interest on investments:
Taxable investment securities	284,138	223,542	561,909	438,696
Nontaxable investment securities	123,750	135,493	256,440	277,817
Other interest income	1,085,423	476,397	1,590,664	943,453

Total interest income	20,494,734	16,633,633	39,418,160	32,191,772

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	2,351,350	1,586,183	4,250,700	3,142,905
Interest on time deposit accounts	4,525,631	1,816,279	8,144,208	3,519,024
Other borrowed funds	223,595	457,886	716,120	798,539

Total interest expense	7,100,576	3,860,348	13,111,028	7,460,468

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	13,394,158	12,773,285	26,307,132	24,731,304
PROVISION FOR LOAN LOSSES	2,325,000	1,270,000	3,350,000	1,820,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	11,069,158	11,503,285	22,957,132	22,911,304

NON-INTEREST INCOME
Service charges and fees	1,109,892	1,191,490	2,111,553	2,321,920
Mortgage banking revenue	1,005,226	695,721	2,018,025	1,333,544
Financial services revenue	303,624	242,724	523,591	441,697
Credit card discounts and fees	135,417	120,481	250,404	226,806
Other non-interest income	223,774	139,556	519,921	384,765

Total non-interest income	2,777,933	2,389,972	5,423,494	4,708,732

NON-INTEREST EXPENSE
Salaries and employee benefits	5,258,899	4,814,480	10,300,587	9,391,516
Occupancy expense	1,144,916	917,748	2,267,728	1,784,247
Other non-interest expenses	2,621,092	2,394,678	5,469,709	4,727,071

Total non-interest expense	9,024,907	8,126,906	18,038,024	15,902,834

INCOME BEFORE PROVISION FOR INCOME TAXES	4,822,184	5,766,351	10,342,602	11,717,202
PROVISION FOR INCOME TAXES	1,816,249	2,159,499	3,883,646	4,388,093

NET INCOME	3,005,935	3,606,852	6,458,956	7,329,109

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding gains (losses) arising during the period	(32,599)	(27,686)	1,686	(52,107)
Increase (decrease) in fair value of interest rate swap	(13,429)	2,740	(25,435)	12,949

Total other comprehensive income (loss), net of taxes	(46,028)	(24,946)	(23,749)	(39,158)

COMPREHENSIVE INCOME	$2,959,907	$3,581,906	$6,435,207	$7,289,951

Earnings per share of common stock
Basic	$0.30	$0.36	$0.65	$0.74
Diluted	$0.30	$0.36	$0.63	$0.72
Weighted average common shares outstanding
Basic	9,975,997	9,887,975	9,970,090	9,870,587
Diluted	10,171,327	10,156,203	10,186,860	10,132,048
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Loss	Equity
BALANCE, December 31, 2005	8,965,408	$33,425,084	$44,189,700	$(122,294)	$77,492,490

Stock-based compensation expense	—	294,216	—	—	294,216
Stock options exercised and stock awards granted	119,119	807,878	—	—	807,878
Income tax benefit from stock options exercised	—	484,336	—	—	484,336
Repurchase of common stock	(1,136)	(31,070)	—	—	(31,070)
10% stock dividend and cash paid for fractional shares	896,146	19,786,904	(19,795,632)	—	(8,728)
Cash dividends, $0.39 per common share	—	—	(3,873,747)	—	(3,873,747)
Net income and comprehensive income	—	—	15,775,120	77,166	15,852,286

BALANCE, December 31, 2006	9,979,537	54,767,348	36,295,441	(45,128)	91,017,661
Stock-based compensation expense	—	249,009	—	—	249,009
Stock options exercised and stock awards granted	49,398	189,610	—	—	189,610
Income tax benefit from stock options exercised	—	72,293	—	—	72,293
Cash dividends, $0.20 per common share	—	—	(2,002,998)	—	(2,002,998)
Net income and comprehensive income	—	—	6,458,956	(23,749)	6,435,207

BALANCE, June 30, 2007	10,028,935	$55,278,260	$40,751,399	$(68,877)	$95,960,782

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,458,956	$7,329,109
Adjustments to reconcile net income to net cash from operating activities:
Net accretion of discounts on investment securities	(28,342)	(18,669)
Loss on sale of mortgage loans held-for-sale	219,836	116,903
Depreciation and amortization of property and equipment	1,226,842	894,374
(Gain) loss on sale or write-down of property and equipment	(594)	86,427
Loss on sale of bank owned real estate	2,723	—
Stock-based compensation expense	249,009	53,208
Tax benefits from stock options exercised	(72,293)	(118,368)
Deferred income tax benefit	(174,375)	(177,609)
Provision for loan losses	3,350,000	1,820,000
Provision for losses from off-balance sheet financial instruments	75,000	—
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(1,240,780)	(648,679)
Proceeds from the sale of mortgage loans held-for-sale	73,312,860	37,610,962
Production of mortgage loans held-for-sale	(72,072,400)	(38,007,556)
Other assets	(919,695)	1,660,918
Accrued interest payable and other liabilities	(1,905,562)	1,082,679

NET CASH FROM OPERATING ACTIVITIES	8,481,185	11,683,699

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of available-for-sale securities	5,000,000	2,185,000
Proceeds from maturity of held-to-maturity securities	498,744	1,655,569
Proceeds from called held-to-maturity securities	1,300,031	—
Purchases of available-for-sale securities	(4,531,036)	(3,953,550)
Net change in loans made to customers	(55,883,363)	(78,286,133)
Investment in low-income housing tax credits	(101,679)	(69,000)
Investment in state energy tax credits	(24,928)	(101,472)
Proceeds from the sale of property and equipment	4,980	—
Proceeds from the sale of other real estate owned	200,127	—
Purchases of property and equipment	(3,441,944)	(3,131,055)

NET CASH FROM INVESTING ACTIVITIES	(56,979,068)	(81,700,641)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	(22,740,799)	19,995,618
Net change in time deposits	74,870,402	49,504,650
Net borrowings (repayments) of short-term notes payable	(10,048,462)	34,000,000
Repayments of long-term borrowings	(10,728,910)	(2,226,203)
Cash paid for dividends and fractional shares	(1,998,166)	(1,786,232)
Proceeds from stock options exercised	189,610	372,932
Tax benefits from stock options exercised	72,293	118,368

NET CASH FROM FINANCING ACTIVITIES	29,615,968	99,979,133

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(18,881,915)	29,962,191
CASH AND CASH EQUIVALENTS, beginning of period	148,514,755	87,088,475

CASH AND CASH EQUIVALENTS, end of period	$129,632,840	$117,050,666

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$12,576,911	$7,407,026
Taxes paid in cash	4,600,000	4,185,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$1,686	$(52,107)
Change in fair value of interest rate swap, net of taxes	(25,435)	12,949
Cash dividend declared and payable after quarter-end	1,002,786	102,499
Transfer of loans to repossessed other assets	31,950	—
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
The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. Certain amounts for 2006 have been reclassified to conform to the 2007 presentation. The results of operations for the three months and six months ended June 30, 2007, are not necessarily indicative of results to be anticipated for the year ending December 31, 2007.
2. Management’s Estimates and Assumptions
Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, Management has identified certain policies that are critical to an understanding of the consolidated financial statements due to the judgments, estimates and assumptions inherent in those policies. These policies and judgments, estimates and assumptions are described in greater detail in the notes to the consolidated financial statements included in Columbia’s annual report on Form 10-K, filed March 16, 2007.
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

Loans on non-accrual status as of June 30, 2007 and December 31, 2006, were $4.56 million and $4.94 million, respectively.
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
Columbia and its subsidiary file income tax returns in the U.S. federal jurisdiction and in the State of Oregon jurisdiction. Columbia is no longer subject to examinations by tax authorities in U.S. federal and state jurisdictions for years before 2003. Columbia recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense.
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
In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-04 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and requires the employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-04 is effective for fiscal years beginning after December 15, 2007. The effects of applying this Issue are recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Columbia has endorsement split-dollar life insurance policies that serve as a post-employment benefit to covered employees. Columbia is evaluating the potential impact of this Issue on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains various forward-looking statements that are intended to be covered by the safe harbor provided by Section 21E of the Securities Exchange Act of 1933, as amended. These statements include statements about our present plans and intentions, about our strategy, growth, and deployment of resources, and about our expectations for future financial performance. Forward-looking statements use prospective language, including words like “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology.
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
As of June 30, 2007, our goodwill totaled $7.39 million as a result of business combinations. We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. No impairment of goodwill has been identified during the initial and subsequent annual assessments.

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
We have a network of 20 full-service branches, 1 commercial service branch and 3 limited-service branches. In Oregon, we operate 14 full-service branches, 1 commercial service branch and 3 limited-service branches that serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the communities of McMinnville, Canby, Lake Oswego and Newberg in the Willamette Valley. In Washington, we operate 6 full-service branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside and Richland.
Our goal is to grow our earning assets while maintaining a high return on equity and strong asset quality. We will achieve this goal by emphasizing personalized, quality banking products and services for our customers; by hiring and retaining high performing, experienced branch and administrative personnel; and by responding quickly to customer demand and growth opportunities. We intend to increase market share in our existing markets and expand into new high growth markets through suitable acquisitions and new branch openings.
The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the			As of and for the
	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2007	2006	Change	2007	2006	Change
Return on average assets	1.16%	1.72%		1.30%	1.78%
Return on average equity	12.66%	17.57%		13.84%	18.28%
Net interest margin, tax equivalent basis	5.54%	6.60%		5.67%	6.49%
Efficiency ratio	55.81%	53.60%		56.85%	54.02%

Net income	$3,006	$3,607	-17%	$6,459	$7,329	-12%
Earnings per diluted common share	$0.30	$0.36	-17%	$0.63	$0.72	-13%
Total gross loans (1)				$864,366	$766,599	13%
Total assets				$1,067,549	$952,753	12%
Deposits				$911,195	$777,322	17%

Book value per common share				$9.57	$8.43	14%
Tangible book value per common share				$8.83	$7.68	15%

(1)	Includes loan portfolio and loans held-for-sale and excludes allowance for loan losses and unearned loan fees.

Our diluted earnings per share for the three months and six months ended June 30, 2007 decreased 17% and 13%, respectively, compared to the same periods in 2006. These decreases were primarily due to the effect of our compressing net interest margin, an increase in provision for loan losses and increases in expenses related to expansion of our branch network and administrative operations.
Net interest margin compression appears to be a current trend for community banks as the industry adjusts to the relatively flat yield curve. The competitive pricing pressures of the current environment have generally led to lower loan yields and higher cost of funds as banks endeavor to grow loans and gather deposits. Community banks are also experiencing slowing demand for real estate loans and competitive challenges gathering low cost deposits.
We believe our presence in, and expansion into, high growth markets throughout the Pacific Northwest will contribute to continued loan and deposit growth. In addition, we are responding to the challenges of the current environment as follows:
•	We will focus on our business model of competing primarily on the basis of service and enhancing customer relationships, rather than price alone.

•	We are addressing the challenge of gathering low cost deposits by hiring dedicated deposit-gathering personnel, improving our Internet banking systems and directing more of our marketing resources to deposit gathering.

•	We are improving and streamlining the core operations of the bank following a period of significant growth and expansion over the last several years.

•	We will continue to identify and implement non-interest expense reductions when prudent. However, expansion into new markets may offset these savings.
Significant items for the three months and six months ended June 30, 2007 were as follows:
•	Gross loans increased 6% since December 31, 2006 primarily due to loan growth from our Columbia Basin and Willamette Valley regions. During the second quarter of 2007, we experienced slowing demand for real estate acquisition, development and construction loans, particularly in our Central Oregon region.

•	Deposits increased 6% since December 31, 2006 primarily due to promotional certificate of deposit offerings and additional wholesale deposits.

•	Due to the higher cost of funds associated with promotional certificate of deposit offerings and wholesale deposits, our net interest margin decreased to 5.54% for the three months ended June 30, 2007 compared to 6.60% for the same period in 2006. Due to the same factors, our net interest margin decreased to 5.67% for the six months ended June 30, 2007 compared to 6.49% for the same period in 2006.

•	Compared to the three months and six months ended June 30, 2006, our provision for loan losses increased 83% and 84%, respectively, primarily due to $3.22 million in charge-offs on an agricultural loan during the first six months of 2007.

•	Employees hired to staff new branch and administrative positions resulted in increases in expenses for salaries and employee benefits of 9% and 10%, respectively, for the three months and six months ended June 30, 2007 compared to the same periods in 2006.

•	Following branch and administrative expansion, occupancy expenses increased 25% and 27%, respectively, for the three months and six months ended June 30, 2007 compared to the same periods in 2006.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income, our primary source of operating income, is the difference between interest income and interest expense. Interest income is earned primarily from our loan and investment security portfolios. Interest expense results primarily from customer deposits and borrowings from other sources, including Federal Home Loan Bank advances, wholesale deposits and trust preferred securities. Like most financial institutions, our net interest income increases as we are able to charge higher interest rates on loans while paying relatively lower interest rates on deposits and other borrowings.
The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended June 30,			Three Months Ended June 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2007	2006	Change	2007	2006	Change
Taxable securities	$23,699	$22,599	$1,100	4.81%	3.97%	0.84%
Nontaxable securities	10,846	11,806	(960)	7.04%	7.08%	-0.04%
Interest bearing deposits	21,674	13,284	8,390	5.24%	4.83%	0.41%
Federal funds sold	61,535	24,822	36,713	5.23%	5.11%	0.12%
Loans	857,155	708,005	149,150	8.89%	8.95%	-0.06%

Interest earning assets	974,909	780,516	194,393	8.46%	8.59%	-0.13%

Non-earning assets	63,826	58,556	5,270

Total assets	$1,038,735	$839,072	$199,663

Savings & interest bearing deposits	$339,751	$312,877	$26,874	2.78%	2.03%	0.75%
Time certificates	361,964	184,479	177,485	5.01%	3.95%	1.06%
Borrowed funds	18,518	37,946	(19,428)	4.84%	4.84%	0.00%

Interest bearing liabilities	720,233	535,302	184,931	3.95%	2.89%	1.06%

Non-interest bearing demand deposits	220,842	216,611	4,231
Other liabilities	2,430	4,808	(2,378)
Shareholders’ equity	95,230	82,351	12,879

Total liabilities and shareholders’ equity	$1,038,735	$839,072	$199,663

	Six Months Ended June 30,			Six Months Ended June 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2007	2006	Change	2007	2006	Change
Taxable securities	$23,800	$22,862	$938	4.76%	3.87%	0.89%
Nontaxable securities	11,155	12,138	(983)	7.13%	7.10%	0.03%
Interest bearing deposits	18,963	13,200	5,763	5.05%	4.45%	0.60%
Federal funds sold	43,465	27,937	15,528	5.18%	4.71%	0.47%
Loans	842,612	697,231	145,381	8.86%	8.83%	0.03%

Interest-earning assets	939,995	773,368	166,627	8.49%	8.43%	0.06%

Nonearning assets	62,715	55,809	6,906

Total assets	$1,002,710	$829,177	$173,533

Savings & interest bearing deposits	$325,826	$319,155	$6,671	2.63%	1.99%	0.64%
Time certificates	333,878	180,137	153,741	4.92%	3.94%	0.98%
Borrowed funds	27,900	33,963	(6,063)	5.18%	4.74%	0.44%

Interest bearing liabilities	687,604	533,255	154,349	3.85%	2.82%	1.03%

Non-interest bearing demand deposits	217,972	211,383	6,589
Other liabilities	3,022	3,668	(646)
Shareholders’ equity	94,112	80,871	13,241

Total liabilities and shareholders’ equity	$1,002,710	$829,177	$173,533

Net interest income before provision for loan losses increased 5% and 6%, respectively, for the three months and six months ended June 30, 2007 compared to same periods in 2006. Increases in net interest income were primarily due to loan growth throughout our market areas and new branches in our Columbia Basin region. Interest income increases were partially offset by increases in our cost of funds due to higher wholesale liability balances and promotional certificate of deposit pricing.
The following table presents increases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes:
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007 over 2006			2007 over 2006
	Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
Interest earning assets:
Loans	$3,381	$(178)	$3,203	$6,669	$(192)	$6,477
Investment securities
Taxable securities	11	49	60	22	101	123
Nontaxable securities	(10)	(1)	(11)	(20)	(2)	(22)
Balances due from banks	102	21	123	131	53	184
Federal funds sold	470	16	486	372	92	464

Total	3,954	(93)	3,861	7,174	52	7,226

Interest bearing liabilities:
Interest bearing checking and savings accounts	138	627	765	99	1,009	1,108
Time deposits	1,758	952	2,710	3,058	1,567	4,625
Borrowed funds	(234)	(1)	(235)	(138)	55	(83)

Total	1,662	1,578	3,240	3,019	2,631	5,650

Net increase in net interest income	$2,292	$(1,671)	$621	$4,155	$(2,579)	$1,576

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

Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration. Our tax equivalent net interest margin measured 5.54% and 5.67%, respectively, for the three months and six months ended June 30, 2007. For the three months and six months ended June 30, 2006, our net interest margin measured 6.60% and 6.49%, respectively. Compared to 2006, our net interest margin decreased primarily due to an increase in our cost of funds. The increase in our cost of funds resulted from customer deposit balances that shifted towards higher rate deposit accounts, promotional certificate of deposit offerings and an increase in wholesale liability borrowings to support loan growth.
Based on the current competitive environment, we expect our net interest margin will trend downward for the remainder of 2007, although at a lower rate of change than the last two quarters. We expect this will result from continued increases in our cost of funds and, to a lesser extent, decreases in loan yields due to competitive pressures on loan pricing.
Because our balance sheet is asset sensitive, a decrease in the Fed Funds rate would negatively impact interest income as our variable rate loans tied to the Prime Rate will immediately re-price (the Prime Rate has historically followed changes in the Fed Funds rate). In order to mitigate the negative effect of falling interest rates, we have been able to incorporate interest rate floors into approximately 56% of our loans. If the Fed Funds rate decreases, our net interest margin will likely decrease further.
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
The following table presents the balances and percentage changes in non-interest income:
Non-Interest Income:
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% change	2007	2006	% change
Service charges and fees	$1,110	$1,192	-7%	$2,112	$2,322	-9%
Credit card discounts and fees	135	121	12%	250	227	10%
Financial services revenue	304	243	25%	524	442	19%
Mortgage loan origination income	636	457	39%	1,210	847	43%
Service release premium	441	255	73%	857	473	81%
Gain/(loss) on mortgage sales	(72)	(16)	350%	(49)	14	-450%
Gain/(loss) on sale of assets	(1)	(39)	-97%	1	(86)	-101%
Other non-interest income	225	177	27%	518	470	10%

Total non-interest income	$2,778	$2,390	16%	$5,423	$4,709	15%

Compared to 2006, mortgage banking revenues increased in 2007 due to an increase in loan production volume following the hiring of seasoned mortgage loan officers. From 2006 to 2007, financial services revenue increased due to higher sales per sales representative and changes in product mix.

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
For the three months and six months ended June 30, 2007, compared to the same periods in 2006, the provision for loan loss was higher primarily due to charge-offs of an agricultural loan to a potato grower during the first six months of 2007.
Non-Interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs and various other non-interest expenses.
The following table presents the components of and changes in non-interest expense:
Non-Interest Expense:
(dollars in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007	2006	% change	2007	2006	% change
Salaries and employee benefits	$5,259	$4,814	9%	$10,301	$9,392	10%
Occupancy expense	1,145	918	25%	2,268	1,784	27%
Advertising expense	96	168	-43%	218	320	-32%
Electronic connection fees	197	104	89%	339	210	61%
Consulting fees	144	4	3500%	190	61	211%
Software licensing	131	95	38%	216	176	23%
Other non-interest expense	2,053	2,024	1%	4,506	3,960	14%

Total non-interest expense	$9,025	$8,127	11%	$18,038	$15,903	13%

Salaries and employee benefits increased due to employees hired to staff new branches and administrative support positions added throughout 2006. As of June 30, 2007, full-time equivalent employees (“FTE”) totaled 380 compared to 351 as of June 30, 2006. Occupancy expense and other non-interest expense increased primarily due to the incremental expenses of new branches and office space opened during 2006. Consulting fees increased primarily due to security and compliance testing of our information technology systems, as well as projects to improve those systems.
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Because non-interest expense growth outpaced income growth, our efficiency ratio increased to 55.81% and 56.85%, respectively, for the three months and six months ended June 30, 2007, compared to 53.60% and 54.02% for the same periods in 2006. Increases in our efficiency ratio are primarily attributable to our branch expansion and related administrative overhead expenses.

Provision for Income Taxes
The following table presents the provision for income taxes and effective tax rates:
Provision for Income Taxes:
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Provision for income taxes	$1,816	$2,159	$3,884	$4,388
Income before provision for income taxes	4,822	5,766	10,343	11,717

Effective tax rate	37.66%	37.44%	37.55%	37.45%
We expect our 2007 annual effective tax rate will range between 37.00% and 38.00% and may vary depending on our level of participation in state income tax credits.
MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities.
Investment Securities
Our investment securities portfolio consists of bank-qualified municipal debt securities, debt securities issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Investment securities totaled $35.47 million as of June 30, 2007, a decrease of $2.24 million compared to December 31, 2006. During the first six months of 2007, we purchased $4.01 million of government agency bonds to replace matured and called government agency and municipal bonds totaling $6.80 million. We also invested $500,000 in a mutual fund that purchases Community Reinvestment Act eligible securities.
Qualifying securities may be pledged as collateral for public agency deposits or other borrowings. As of June 30, 2007, pledged securities totaled $22.12 million, compared to $23.13 million as of December 31, 2006.
Net unrealized losses on available-for-sale debt and equity securities totaled $152,420, or $93,129 net of tax, as of June 30, 2007, compared to net unrealized losses of $154,422, or $94,815 net of tax, as of December 31, 2006. Net unrealized losses decreased primarily due to changes in the bond market as investors measure the effects of interest rates on the discounted interest payments of bond investments. We currently have no plans to liquidate our available-for-sale securities; we expect to recover the losses over time because we have the ability to hold the securities until a market price recovery or until maturity.

Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development, real estate, commercial, consumer, agriculture and credit cards.
The following table presents our loan portfolio by loan type:
Loans:
(dollars in thousands)

	June 30, 2007		December 31, 2006		June 30, 2006
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Commercial loans	$130,143	15%	$136,582	17%	$117,563	16%
Agricultural loans	82,027	10%	86,218	11%	93,222	12%
Real estate loans	335,583	39%	347,526	43%	327,942	43%
Real estate loans — construction	286,052	34%	212,826	27%	199,707	26%
Consumer loans	12,907	1%	12,540	1%	13,466	2%
Other loans	11,576	1%	10,212	1%	8,540	1%

	858,288		805,904		760,440
Allowance for loan losses	(10,168)	-1%	(10,143)	-1%	(9,671)	-1%
Unearned loan fees	(1,286)	0%	(1,428)	0%	(1,806)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	846,834		794,333		748,963

Loans held for sale	6,078	1%	7,538	1%	6,159	1%

Total loans	$852,912	100%	$801,871	100%	$755,122	100%

Gross loans increased 7% since December 31, 2006 primarily due to real estate construction loan growth although we noted a slowing in the demand for real estate loans throughout our market areas during the second quarter of 2007.
Loan totals as of June 30, 2006 are presented above for comparative purposes because of the seasonal nature of our business. Compared to June 30, 2006, gross loans increased 13% due to strong demand for construction and commercial real estate loans throughout our market areas and loan growth from new branches in our Columbia Basin Region.
Since 2003, gross loans have grown at a compounded annual rate of 20%, primarily due to strong demand for real estate loans throughout our markets. Due to the real estate market slowdown, we expect loan growth will moderate from the levels we experienced over the last several years. We believe, however, that our growth rate will keep pace with our community bank peers in the Pacific Northwest at relative levels consistent with the last several years.
As of June 30, 2007, construction, land development and commercial real estate loans comprised 73% of our loan portfolio, compared to 70% as of December 31, 2006 and 69% as of June 30, 2006. This concentration is consistent with our Pacific Northwest community bank peers, and like our peers, we could become subject to future losses resulting from declines in real estate development markets and the negative economic effects of fluctuating interest rates. Some borrowers use proceeds from real estate loans for purposes other than real estate development, such as inventory and equipment purchases. In these cases, real estate market declines would represent a more indirect risk of loss because the primary source of repayment is not from real estate, but from other activities.

We participate in non-real estate agricultural lending, which comprises approximately 10% of our total loan portfolio. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. In addition, we diversify our agricultural loan portfolio across numerous commodity types and maintain Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 15% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
We originate and fund single-family mortgage loans that are usually committed for sale to mortgage investors and held for less than 30 days. Mortgage loans held for sale are reported as “Loans held-for-sale” on our balance sheet. As of June 30, 2007, mortgage loans held for sale totaled $6.08 million compared to $7.54 million as of December 31, 2006.
Allowance for Loan Losses
Our allowance for loan losses represents an estimate of possible losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. The adequacy of the allowance is evaluated each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) and with FASB SFAS Nos. 5 and 114. In determining the level of the allowance, we estimate losses inherent in all loans, and evaluate non-performing loans to determine the amount, if any, necessary for a specific reserve. Loans not evaluated for impairment and not requiring a specific allocation are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. We regularly review our loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.
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

The following table presents activity in the allowance for loan and credit losses:
Allowance for Loan and Credit Losses:
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Allowance for loan losses, beginning of period	$10,055	$8,866	$10,143	$9,526
Charge-offs:
Commercial	8	51	99	536
Real estate	—	11	—	11
Agriculture	2,223	379	3,253	379
Consumer loans	—	—	—	—
Credit card and related accounts	9	1	14	44
Demand deposit overdrafts	70	68	137	110

Total charge-offs	2,310	510	3,503	1,080
Recoveries:
Commercial	41	3	42	21
Real estate	—	—	1	—
Agriculture	—	1	—	2
Consumer loans	10	3	22	9
Credit card and related accounts	5	5	6	6
Demand deposit overdrafts	42	33	107	57

Total recoveries	98	45	178	95
Provision for loan losses	2,325	1,270	3,350	1,820
Reclassify liability for off-balance-sheet financial instrument credit losses	—	—	—	(690)

Allowance for loan losses, end of period	$10,168	$9,671	$10,168	$9,671

Liability for off-balance-sheet financial instruments, beginning of period	$838	$690	$763	$—
Reclassify from allowance for loan losses	—	—	—	690
Increase charged to other non-interest expense	—	—	75	—

Liability for off-balance-sheet financial instruments, end of period	$838	$690	$838	$690

Total allowance for credit losses (1)	$11,006	$10,361	$11,006	$10,361

Ratio of net loans charged-off to average loans outstanding for the period	0.26%	0.07%	0.39%	0.14%

Ratio of allowance for loan losses to gross loans at end of period			1.18%	1.26%

Ratio of allowance for credit losses to gross loans at end of period			1.27%	1.35%

(1)	Allowance for loan losses and liability for off-balance-sheet financial instruments

During the six months ended June 30, 2007, we charged-off $3.22 million of an agricultural loan to a potato grower. We previously charged-off $878,574 of this loan relationship in 2006. As of June 30, 2007, there was no remaining loan balance to this borrower.
Net charge-offs as a percentage of average gross loans was 0.79% and 0.28% on an annualized basis for the six months ended June 30, 2007 and 2006, respectively. Our net charge-offs as a percentage of average gross loans has ranged between 0.17% and 0.52% over the 5-year period from 2002 to 2006, averaging 0.28% on an annual basis. This percentage has increased during 2007 due to charge-offs of the potato grower loan. We expect charge-offs during the remainder of 2007 will fall back to historic levels, which would result in approximately $700,000 of additional charge-offs by year-end. These additional charge-offs would probably be related to the softening real estate market.
As a percentage of gross loans at year-end, our allowance for credit losses has ranged between 1.34% and 1.46% over the 5-year period from 2002 to 2006, averaging 1.40% on an annual basis. Because of a general trend toward relatively higher credit quality during recent years, our allowance for credit losses was 1.27% of gross loans as of June 30, 2007. However, while our allowance for credit losses as a percentage of gross loans has been trending downward over the last several quarters, we expect the real estate market slowdown may reverse this trend. Specifically, during the second quarter of 2007, we noted an increase in real estate loans assigned higher risk ratings (indicating greater risk) in our loan portfolio—a trend we believe is facing banks across the United States. We expect this trend to continue affecting our business for the remainder of 2007 and into 2008, and this shift may necessitate further increases in the allowance for credit losses.

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
The following table presents information about our non-performing assets:
Non-performing Assets:
(dollars in thousands)

	June 30, 2007	December 31, 2006	June 30, 2006
Loans on non-accrual status	$4,557	$4,939	$3,032
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	104	52	32

Total non-performing loans	4,661	4,991	3,064
Other real estate owned	—	203	—
Repossessed other assets	32	—	—

Total non-performing assets	$4,693	$5,194	$3,064

Allowance for loan losses	$10,168	$10,143	$9,671

Ratio of total non-performing assets to total assets	0.44%	0.50%	0.32%
Ratio of total non-performing loans to total gross loans	0.54%	0.61%	0.40%
Ratio of allowance for loan losses to total non-performing assets	216.67%	195.28%	315.66%
As of June 30, 2007, a real estate loan to a housing developer in our Willamette Valley region comprised $3.58 million, or 76%, of non-performing assets. This loan was placed on non-accrual status during the second quarter of 2007. We believe the loan is adequately collateralized by the underlying real estate and that there is minimal loss potential based on current appraisals of the collateral.
An agricultural loan to a potato grower comprised $3.38 million, or 65%, of non-performing assets as of December 31, 2006. We charged-off $3.22 million of this loan during the first and second quarters of 2007. During the second quarter of 2007, we repossessed approximately $120,000 of equipment, $31,950 of which remained held-for-sale as of June 30, 2007. There was no remaining loan balance to this borrower as of June 30, 2007.
Last year, as of June 30, 2006, commercial and agricultural loans to three different borrowers, totaling $2.51 million, comprised 83% of non-performing assets. One of the agricultural loans was repaid during 2006. The other agricultural loan was repaid during the second quarter of 2007. The commercial loan is currently in the foreclosure process and remains on non-accrual status with a balance of approximately $615,000. We believe we are adequately reserved for any loss potential on this loan.
Non-performing asset balances can vary significantly from period to period because they typically do not follow a seasonal pattern.

LIABILITIES
Our liabilities consist primarily of retail and wholesale deposits, interest accrued on deposits, notes payable and obligations to pay interest and principal on junior subordinated debentures. Retail deposits include all deposits obtained within our branch network and represent our primary source for funding loans. Wholesale liabilities include deposits obtained outside of our branch network, correspondent bank borrowings and borrowings from Federal Home Loan Bank (“FHLB”). We utilize wholesale liabilities to manage interest rate and liquidity risk. These funding sources support loan growth at times when loan growth outpaces retail deposit growth.
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
The following table presents the composition of our deposits:
Deposits:
(dollars in thousands)

	June 30, 2007		December 31, 2006		June 30, 2006
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing deposits	$222,950	24%	$235,037	27%	$236,075	31%
Interest bearing deposits	301,729	33%	313,433	37%	282,918	36%
Savings deposits	36,506	4%	35,456	4%	40,651	5%
Time certificates	350,010	39%	275,139	32%	217,678	28%

Total deposits	$911,195	100%	$859,065	100%	$777,322	100%

Total deposits increased $52.13 million, or 6%, since December 31, 2006 primarily due to promotional certificate of deposit offerings and the addition of $74.45 million of wholesale deposits. As of December 31, 2006, interest bearing deposits included a $37.00 million temporary overnight deposit, which was subsequently withdrawn at the beginning of 2007.
Deposit totals are presented as of June 30, 2006 for comparative purposes because of the seasonal nature of our business. Compared to June 30, 2006, total deposits increased $133.87 million, or 17%, primarily due to deposit growth from our new Columbia Basin region branches and an increase in wholesale deposit balances.
We believe that increasing our retail deposits will be an ongoing challenge for community banks. Deposit customers expect innovative banking products tailored to their needs and expect interest rates that are competitive in the market place. In addition, we compete for deposits with brokerage firm money market funds that offer pricing indexed to market interest rates. We are also experiencing continued deposit pricing pressure from credit unions and other financial service providers. We will continue to address these challenges by further developing our infrastructure and technologies to focus on customer convenience and efficiency. We now have three employees who focus exclusively on deposit gathering activities for existing and potential customers. We continue to reinforce the importance of providing superior customer service. This allows us to expand and enhance our banking relationships with our customers. These efforts begin during the initial stages of the hiring process and continue with ongoing training and regular staff meetings focused on providing superior customer service to our customers.

The following table presents a comparison of wholesale deposit balances, which are included in total deposits shown above:
Wholesale Deposits:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2007	2006	2006
Brokered certificates of deposit	$123,737	$89,325	$68,278
Direct certificates of deposit	10,633	5,508	3,137
Mutual fund money market deposits	53,817	18,423	18,000
Out-of-market public funds	7,899	8,382	6,759

	$196,086	$121,638	$96,174

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
As of June 30, 2007, maturities of brokered certificates of deposit ranged between three months and three years. Direct certificate of deposit maturities ranged from one month to twelve months. Mutual fund money market deposits and out-of-market public funds are payable on demand. During the second quarter of 2007, we added a new mutual fund money market relationship totaling $35.00 million.
Notes Payable
Borrowings from Federal Home Loan Bank (“FHLB”) comprise the majority of our notes payable. As of June 30, 2007, FHLB borrowings totaled $46.66 million, a decrease of $22.73 million from the December 31, 2006 balance of $69.39 million, and a decrease of $11.96 million compared to $58.62 million as of June 30, 2006. Since December 31, 2006, FHLB borrowings decreased primarily due to the repayment of a $50.00 million short-term borrowing from December 2006, offset by a short-term borrowing of $38.00 million added in June 2007. We use short-term borrowings from FHLB to support liquidity requirements.
The following table presents FHLB balances and interest rates:
FHLB Borrowings:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2007	2006	2006
Amount outstanding at end of period	$46,658	$69,387	$58,615
Weighted average interest rate at end of period	5.20%	5.21%	4.18%
Maximum amount outstanding at any month-end and during the period	$46,658	$70,001	$58,615
Average amount outstanding during the period	$23,465	$27,603	$24,758
Average weighted interest rate during the period	4.48%	4.33%	4.03%

We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. Available borrowings under these lines of credit totaled $66.40 million as of June 30, 2007 and December 31, 2006. As of June 30, 2007, line of credit borrowings totaled $2.00 million. No line of credit borrowings were outstanding as of December 31, 2006. Notes payable includes a Treasury Tax and Loan note payable for $578,631 and $627,093 as of June 30, 2007 and December 31, 2006, respectively.
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
The following table presents a comparison of contract commitment amounts:
Commitments:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2007	2006	2006
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$218,544	$245,305	$242,221
Undisbursed credit card lines of credit	23,087	21,265	20,943
Commercial and standby letters of credit	2,633	3,504	2,886

	$244,264	$270,074	$266,050

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

The following table presents the distribution of commitments to extend credit classified by loan type as of June 30, 2007:
Commitments to Extend Credit:
(dollars in thousands)

	Dollar	Percent of
	Amount	Total
Commercial loans	$76,679	35%
Agricultural loans	31,790	14%
Real estate loans	55,227	25%
Real estate loans — construction	38,572	18%
Consumer loans	14,861	7%
Other loans	1,415	1%

	$218,544	100%

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
Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. As of June 30, 2007, commitments to extend credit for overdrafts totaled $11.42 million, which represents our estimated total exposure if every customer utilized the full amount of this protection at the same time. Year-to-date average usage outstanding is much lower than this commitment, totaling approximately $220,000, or 2% of the total exposure as of June 30, 2007; approximately $233,000, or 2% of the total exposure as of December 31, 2006; and approximately $241,000, or 2% of the total exposure as of June 30, 2006.
Derivative Instruments – Interest Rate Swap
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
Measurable liquid assets include the following: cash and due from banks, excluding vault cash; interest bearing deposits with other banks; federal funds sold; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $124.16 million, or 12% of total assets, as of June 30, 2007, compared to $146.34 million, or 14% of total assets, as of December 31, 2006.
During the six months ended June 30, 2007, we added $74.45 million of wholesale deposits in anticipation of loan growth during the second and third quarters of 2007. We also repaid $44.05 million of short-term borrowings, net of new borrowings, during the six months ended June 30, 2007. Because loan growth was lower than expected, liquidity was strong throughout the second quarter of 2007.
Based on historical patterns, we expect liquidity will decrease during third quarter of 2007 due to seasonal loan growth. During the fourth quarter of 2007, we expect liquidity will stabilize as loan growth subsides. We will continue to rely on retail branch deposit growth and, when necessary, we will utilize wholesale liabilities and other borrowings to meet our liquidity needs.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash from operating activities decreased $3.20 million, or 27%, for the six months ended June 30, 2007 compared to the same period in 2006. This was the result of the decrease in net income and timing differences in the receipt and payment of accrued interest and accrued expenses.
Net cash from investing activities increased $24.72 million, or 30%, for the six months ended June 30, 2007 compared to same period in 2006. The increase was primarily the result of a decrease in loan growth during the six months ended June 30, 2007, compared to same period in 2006. To a lesser extent, the increase was also due to an increase in investment maturities.
Net cash from financing activities decreased $70.36 million, or 70%, for the six months ended June 30, 2007 compared to the same period in 2006. The decrease was the result of a decrease in the growth of demand deposits and an increase in repayments of borrowings. The decrease was partially offset by an increase in time deposits from additional wholesale deposits and promotional certificate of deposit products.

Shareholders’ Equity
As of June 30, 2007, shareholders’ equity totaled $95.96 million, compared to $91.02 million as of December 31, 2006, an increase of 5%. The 2007 year-to-date change is primarily attributable to year-to-date net income totaling $6.46 million, which was partially offset by cash dividends totaling $2.00 million.
During the second quarter of 2007, the Board of Directors declared a dividend of $0.10 per share, payable July 31, 2007 to shareholders of record as of July 16, 2007. Based on cash dividends paid and declared in 2007, approximately 31% of our year-to-date earnings will have been returned to shareholders, with the remainder being retained to leverage future balance sheet growth.
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
The following table presents Columbia’s capital ratios as compared to regulatory minimums:
Capital Ratios:

		Well-	June 30, 2007	December 31, 2006
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	9.73%	10.11%
Total risk-based capital	8.00%	10.00%	10.88%	11.36%
Leverage ratio	4.00%	5.00%	8.99%	8.54%
We intend to remain “well-capitalized” by regulatory definition. Regulatory capital levels historically decrease during the second and third quarters as capital is leveraged primarily due to the increased demand for loans.
We plan to use our excess capital for continued cash dividends, stock repurchases and new branch expansion. We will also consider retiring at least a portion of the trust preferred securities at the first available prepayment date in January 2008.
From now through the end of 2008, we expect to open two to three new branches, including a new branch in Vancouver, Washington by the end of 2007. In addition, we plan to construct new branch facilities in Yakima and Sunnyside, Washington in order to replace our temporary branch locations. New branch openings will require capital resources for the following: construction of branch buildings and/or commitments on leased property, hiring new branch personnel, hiring administrative personnel to support branch operations and costs related to general overhead. We plan to further leverage our capital for continuing improvement of our core operations and technology departments and for future branch expansion.
Stock Repurchase Plan
In June 2007, the Board of Directors renewed a plan to repurchase shares of Columbia’s common stock. The Board believes the repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.50 million until the expiration date, June 30, 2008, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. During the three months and six months ended June 30, 2007, we did not repurchase any stock under the stock repurchase plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to Columbia’s market risk position from the information provided in Part II – Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of Columbia’s Form 10-K filed with the SEC on March 16, 2007 for the year ended December 31, 2006.
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
ITEM 1A. RISK FACTORS
There have been no material changes to Columbia’s risk factors previously disclosed in Part I – Item 1A “Risk Factors” of Columbia’s Form 10-K filed with the SEC on March 16, 2007 for the year ended December 31, 2006.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) Columbia Bancorp’s 2007 Annual Meeting of Shareholders was held on April 26, 2007 in The Dalles, Oregon.
(b) The following matter was voted on at the Annual Meeting:
     Proposal 1 – Election of directors with terms expiring in 2010. Votes were as follows:

	Number of Votes		% Voting
	Yes	Withheld	by Proposal
Charles F. Beardsley	8,835,451	130,030	88.46%
William A. Booth	8,834,400	131,081	88.45
Roger L. Christensen	8,742,753	222,728	87.54
Terry L. Cochran	8,786,639	178,842	87.97
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

COLUMBIA BANCORP
Dated: August 9, 2007	/s/ Roger L. Christensen
Roger L. Christensen
President & Chief Executive Officer

Dated: August 9, 2007	/s/ Greg B. Spear
Greg B. Spear
Executive Vice President & Chief Financial Officer