Form 10-Q
period 2007-09-30
COLUMBIA BANCORP \OR\
filed 2007-11-09
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 5, 2007, there were 10,040,935 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
September 30, 2007

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
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$31,769,188	$38,141,448
Interest bearing deposits with other banks	12,953,690	51,443,094
Federal funds sold	42,077,986	58,930,213

Total cash and cash equivalents	86,800,864	148,514,755

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	18,267,943	20,187,330
Equity securities available-for-sale, at fair value	1,128,540	637,829
Debt securities held-to-maturity, at amortized cost, estimated fair value $12,278,615 and $14,536,822 at September 30, 2007 and December 31, 2006, respectively	12,280,511	14,439,764
Restricted equity securities	2,439,100	2,439,100

Total investment securities	34,116,094	37,704,023

LOANS
Loans held-for-sale	6,360,260	7,537,832
Loans, net of allowance for loan losses and unearned loan fees	856,395,819	794,333,285

Total loans	862,756,079	801,871,117

OTHER ASSETS
Property and equipment, net of accumulated depreciation	20,862,047	18,088,776
Accrued interest receivable	8,629,288	6,517,903
Goodwill	7,389,094	7,389,094
Other assets	13,559,958	13,102,162

Total other assets	50,440,387	45,097,935

TOTAL ASSETS	$1,034,113,424	$1,033,187,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$222,315,681	$235,036,954
Interest bearing demand deposits	320,301,352	313,432,917
Savings accounts	36,761,776	35,455,947
Time certificates	337,767,431	275,139,670

Total deposits	917,146,240	859,065,488

OTHER LIABILITIES
Notes payable	6,407,897	70,014,313
Accrued interest payable and other liabilities	7,366,679	8,966,368
Junior subordinated debentures	4,124,000	4,124,000

Total other liabilities	17,898,576	83,104,681

TOTAL LIABILITIES	935,044,816	942,170,169

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 10,040,635 issued and outstanding (9,979,537 at December 31, 2006)	55,437,746	54,767,348
Retained earnings	43,620,362	36,295,441
Accumulated other comprehensive income (loss), net of taxes	10,500	(45,128)

TOTAL SHAREHOLDERS’ EQUITY	99,068,608	91,017,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,034,113,424	$1,033,187,830

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Interest and fees on loans	$19,376,755	$18,119,003	$56,385,902	$48,650,809
Interest on investments:
Taxable investment securities	276,355	255,808	838,264	694,504
Nontaxable investment securities	114,932	135,087	371,372	412,904
Other interest income	643,690	409,301	2,234,354	1,352,754

Total interest income	20,411,732	18,919,199	59,829,892	51,110,971

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	2,415,036	1,912,604	6,665,736	5,055,509
Interest on time deposit accounts	4,277,020	2,582,687	12,421,228	6,101,711
Other borrowed funds	180,030	512,257	896,150	1,310,796

Total interest expense	6,872,086	5,007,548	19,983,114	12,468,016

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	13,539,646	13,911,651	39,846,778	38,642,955
PROVISION FOR LOAN LOSSES	800,000	330,000	4,150,000	2,150,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,739,646	13,581,651	35,696,778	36,492,955

NON-INTEREST INCOME
Service charges and fees	1,133,942	934,804	3,245,495	3,256,724
Mortgage banking revenue	831,989	935,304	2,850,014	2,268,848
Financial services revenue	278,400	206,882	801,991	648,579
Credit card discounts and fees	156,605	136,396	407,009	363,202
Other non-interest income	154,437	422,572	674,358	807,337

Total non-interest income	2,555,373	2,635,958	7,978,867	7,344,690

NON-INTEREST EXPENSE
Salaries and employee benefits	5,339,001	5,951,694	15,639,588	15,343,210
Occupancy expense	1,168,382	1,036,436	3,436,110	2,820,683
Other non-interest expenses	2,658,220	2,352,970	8,127,929	7,080,041

Total non-interest expense	9,165,603	9,341,100	27,203,627	25,243,934

INCOME BEFORE PROVISION FOR INCOME TAXES	6,129,416	6,876,509	16,472,018	18,593,711
PROVISION FOR INCOME TAXES	2,252,180	2,633,871	6,135,826	7,021,964

NET INCOME	3,877,236	4,242,638	10,336,192	11,571,747

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Unrealized holding gains arising during the period	78,458	131,758	80,144	79,651
Increase (decrease) in fair value of interest rate swap	919	(25,658)	(24,516)	(12,709)

Total other comprehensive income, net of taxes	79,377	106,100	55,628	66,942

COMPREHENSIVE INCOME	$3,956,613	$4,348,738	$10,391,820	$11,638,689

Earnings per share of common stock
Basic	$0.39	$0.43	$1.04	$1.17
Diluted	$0.38	$0.42	$1.01	$1.14
Weighted average common shares outstanding
Basic	9,992,037	9,902,410	9,977,486	9,872,609
Diluted	10,176,631	10,180,091	10,184,562	10,148,602
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity

BALANCE, December 31, 2005	8,965,408	$33,425,084	$44,189,700	$(122,294)	$77,492,490

Stock-based compensation expense	—	294,216	—	—	294,216
Stock options exercised and stock awards granted	119,119	807,878	—	—	807,878
Income tax benefit from stock options exercised	—	484,336	—	—	484,336
Repurchase of common stock	(1,136)	(31,070)			(31,070)
10% stock dividend and cash paid for fractional shares	896,146	19,786,904	(19,795,632)	—	(8,728)
Cash dividends, $0.39 per common share	—	—	(3,873,747)	—	(3,873,747)
Net income and comprehensive income	—	—	15,775,120	77,166	15,852,286

BALANCE, December 31, 2006	9,979,537	54,767,348	36,295,441	(45,128)	91,017,661

Stock-based compensation expense	—	317,074	—	—	317,074
Stock options exercised and stock awards granted	61,794	273,391	—	—	273,391
Income tax benefit from stock options exercised	—	93,011	—	—	93,011
Repurchase of common stock	(696)	(13,078)			(13,078)
Cash dividends, $0.30 per common share	—	—	(3,011,271)	—	(3,011,271)
Net income and comprehensive income	—	—	10,336,192	55,628	10,391,820

BALANCE, September 30, 2007	10,040,635	$55,437,746	$43,620,362	$10,500	$99,068,608

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,336,192	$11,571,747
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) amortization of discounts and premiums on investment securities	(43,314)	(30,607)
(Gain) loss on sale of mortgage loans	291,931	(44,069)
Depreciation and amortization of property and equipment	1,869,550	1,442,252
Loss on sale or write-down of property and equipment	46,902	90,871
Loss on sale of other real estate owned	2,723	—
Loss on investment in limited partnerships	119,216	—
Stock-based compensation expense	317,074	225,684
Excess tax benefits from stock options exercised	(93,011)	—
Deferred income tax benefit	(414,375)	(361,013)
Provision for loan losses	4,150,000	2,150,000
Provision for losses from off-balance sheet financial instruments	150,000	53,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(2,111,385)	(1,910,242)
Proceeds from the sale of mortgage loans held-for-sale	108,461,614	71,293,700
Production of mortgage loans held-for-sale	(107,575,973)	(71,577,074)
Other assets	(397,552)	1,137,424
Accrued interest payable and other liabilities	(1,555,541)	(2,297,421)

NET CASH FROM OPERATING ACTIVITIES	13,479,051	11,744,252

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of available-for-sale securities	3,150,000	4,685,000
Proceeds from called available-for-sale securities	3,000,000	—
Proceeds from maturity of held-to-maturity securities	751,779	1,955,782
Proceeds from called held-to-maturity securities	1,605,138	—
Purchases of held-to-maturity securities	(202,623)	(205,907)
Purchases of available-for-sale securities	(4,542,640)	(8,947,844)
Net change in loans made to customers	(66,585,714)	(96,229,677)
Investment in low-income housing tax credits	(225,379)	(105,000)
Investment in state energy tax credits	(44,852)	(226,068)
Proceeds from the sale of property and equipment	8,180	—
Proceeds from the sale of other real estate owned	200,127	—
Proceeds from sale of employee residence under relocation benefit	513,649	—
Purchases of property and equipment	(4,647,207)	(3,836,819)

NET CASH FROM INVESTING ACTIVITIES	(67,019,542)	(102,910,533)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	(4,547,009)	8,850,098
Net change in time deposits	62,627,761	96,326,760
Net borrowings (repayments) of short-term notes payable	(50,262,514)	29,737,393
Repayments of long-term borrowings	(13,343,902)	(4,839,798)
Cash paid for dividends and fractional shares	(3,001,060)	(2,776,320)
Proceeds from stock options exercised	273,391	659,088
Excess tax benefits from stock options exercised	93,011	342,825
Repurchase of common stock	(13,078)	—

NET CASH FROM FINANCING ACTIVITIES	(8,173,400)	128,300,046

NET INCREASE IN CASH AND CASH EQUIVALENTS	(61,713,891)	37,133,765
CASH AND CASH EQUIVALENTS, beginning of period	148,514,755	87,088,475

CASH AND CASH EQUIVALENTS, end of period	$86,800,864	$124,222,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$19,638,508	$12,585,537
Taxes paid in cash	6,200,000	6,650,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$80,144	$79,651
Change in fair value of interest rate swap, net of taxes	(24,516)	(12,709)
Cash dividend declared and payable after quarter-end	1,008,165	995,774
Transfer of loans to repossessed other assets	373,180	—
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
The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. Certain amounts for 2006 have been reclassified to conform to the 2007 presentation. The results of operations for the three months and nine months ended September 30, 2007, are not necessarily indicative of results to be anticipated for the year ending December 31, 2007.
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

Loans on non-accrual status as of September 30, 2007 and December 31, 2006, were $8.97 million and $4.94 million, respectively.
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
In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-04 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and requires the employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-04 is effective for fiscal years beginning after December 15, 2007. The effects of applying this Issue are recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Columbia has endorsement split-dollar life insurance policies that serve as a post-employment benefit to covered employees. Columbia is evaluating the potential impact of this Issue on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains various forward-looking statements that are intended to be covered by the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about our present plans and intentions, about our strategy, growth, and deployment of resources, and about our expectations for future financial performance. Forward-looking statements use prospective language, including words like “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology.
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
The allowance for loan losses represents an estimate of possible losses associated with the Bank’s loan portfolio and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing loan trends, evaluation of specific loss estimates for significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 74% of our loan portfolio is secured by real estate. If there were a significant decrease in real estate values in Oregon and Washington, it may be necessary to increase the allowance for loan losses. A decline in real estate values represents one possible risk factor; other risk factors may also necessitate an increase in the allowance for loan losses.
As of September 30, 2007, our goodwill totaled $7.39 million as a result of business combinations. We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. No impairment of goodwill has been identified during the initial and subsequent annual assessments.

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
We have a network of 21 full-service branches and 1 commercial service branch. In Oregon, we operate 14 full-service branches and 1 commercial service branch. Our branches serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the Willamette Valley communities of McMinnville, Canby, Lake Oswego and Newberg. In Washington, we operate 7 full-service branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside, Richland and Vancouver.
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
Business Developments:
In September 2007, we announced that Greg Spear, who formerly served as Chief Financial Officer and Chief Administrative Officer, will now serve as Vice Chair and continue as Chief Financial Officer overseeing our finance, information technology and operations teams. We also announced that Staci Coburn moved from Senior Vice President and Controller of CRB to Corporate Vice President and Chief Accounting Officer, as well as Principal Accounting Officer for Columbia Bancorp. In October 2007, we announced the hiring of a new Executive Vice President and Chief Operating Officer, Brian Devereux, who will report to Mr. Spear. In addition to these changes, we realigned the reporting structure of our retail functions to streamline reporting relationships and focus our activities around growing low cost deposits.
Following a period of significant growth and expansion over the last several years, we believe community banks are now facing a changing and more challenging environment due to the real estate market slowdown and competition for low cost deposits. We expect that during the remainder of 2007 and into 2008, balance sheet and earnings growth will moderate from the levels we experienced during the past several years. We have seen these same trends with many of our community bank peers. We believe our current and planned investments in highly skilled personnel and new technologies, along with our existing business strategies, will contribute to our success in the current competitive environment and will position us for the next growth cycle.

Financial Overview:
The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the			As of and for the
	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
	2007	2006	Change	2007	2006	Change
Return on average assets	1.50%	1.83%	—	1.37%	1.80%	—
Return on average equity	15.71%	19.63%	—	14.49%	18.75%	—
Net interest margin, tax equivalent basis	5.61%	6.44%	—	5.65%	6.47%	—
Efficiency ratio	56.95%	56.45%	—	56.88%	54.89%	—

Net income	$3,877	$4,243	-9%	$10,336	$11,572	-11%
Earnings per diluted common share	$0.38	$0.42	-10%	$1.01	$1.14	-11%
Total gross loans (1)				$874,779	$784,203	12%
Total assets				$1,034,113	$982,443	5%
Deposits				$917,146	$812,999	13%

Book value per common share				$9.87	$8.78	12%
Tangible book value per common share				$9.13	$8.04	14%

(1)	Includes loan portfolio and loans held-for-sale and excludes allowance for loan losses and unearned loan fees.
Our diluted earnings per share for the three months and nine months ended September 30, 2007 decreased 10% and 11%, respectively, compared to the same periods in 2006. These decreases were primarily due to the effect of our compressing net interest margin, an increase in provision for loan losses and increases in expenses related to expansion of our branch network and administrative operations.
Significant items for the three months and nine months ended September 30, 2007 were as follows:
•	Gross loans increased 8% since December 31, 2006 primarily due to loan growth from our Columbia Basin and Willamette Valley regions. We are experiencing slowing demand for real estate acquisition, development and construction loans, particularly in our Central Oregon region.

•	Deposits increased 7% since December 31, 2006 primarily due to promotional certificate of deposit offerings and additional wholesale deposits.

•	Due to the higher cost of funds associated with promotional certificate of deposit offerings and wholesale deposits, our net interest margin decreased to 5.61% for the three months ended September 30, 2007 compared to 6.44% for the same period in 2006. Due to the same factors, our net interest margin decreased to 5.65% for the nine months ended September 30, 2007 compared to 6.47% for the same period in 2006.

•	Compared to the three months and nine months ended September 30, 2006, our provision for loan losses increased 142% and 93%, respectively, primarily due to $3.22 million in charge-offs on an agricultural loan during the first six months of 2007.

•	For the three months ended September 30, 2007, compared to the same period in 2006, salaries and benefits decreased 10% due to lower incentive compensation in 2007 and a deferred compensation measurement adjustment recognized in the third quarter of 2006. On a year-to-date basis, salaries and benefits increased 2% for the nine months ended September 30, 2007, compared to the same period in 2006, because of employees hired to staff new branch and administrative positions.

•	Following branch and administrative expansion, occupancy expenses increased 13% and 22%, respectively, for the three months and nine months ended September 30, 2007 compared to the same periods in 2006.

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
The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended September 30,			Three Months Ended September 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2007	2006	Change	2007	2006	Change
Taxable securities	$22,648	$24,093	$(1,445)	4.84%	4.21%	0.63%
Nontaxable securities	10,040	11,534	(1,494)	6.99%	7.15%	-0.16%
Interest bearing deposits	16,342	15,481	861	4.93%	3.97%	0.96%
Federal funds sold	36,362	22,743	13,619	4.81%	4.44%	0.37%
Loans	877,314	787,128	90,186	8.76%	9.13%	-0.37%

Interest earning assets	962,706	860,979	101,727	8.44%	8.75%	-0.31%

Non-earning assets	64,389	60,783	3,606

Total assets	$1,027,095	$921,762	$105,333

Savings & interest bearing deposits	$348,736	$327,560	$21,176	2.75%	2.32%	0.43%
Time certificates	342,369	242,433	99,936	4.96%	4.23%	0.73%
Borrowed funds	12,234	39,641	(27,407)	5.84%	5.13%	0.71%

Interest bearing liabilities	703,339	609,634	93,705	3.88%	3.26%	0.62%

Non-interest bearing demand deposits	223,413	223,201	212
Other liabilities	2,434	3,186	(752)
Shareholders’ equity	97,909	85,741	12,168

Total liabilities and shareholders’ equity	$1,027,095	$921,762	$105,333

	Nine Months Ended September 30,			Nine Months Ended September 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2007	2006	Change	2007	2006	Change
Taxable securities	$23,412	$23,276	$136	4.79%	3.99%	0.80%
Nontaxable securities	10,779	11,934	(1,155)	7.09%	7.12%	-0.03%
Interest bearing deposits	18,080	13,969	4,111	5.01%	4.27%	0.74%
Federal funds sold	41,071	26,205	14,866	5.07%	4.63%	0.44%
Loans	854,306	727,526	126,780	8.82%	8.94%	-0.12%

Interest-earning assets	947,648	802,910	144,738	8.47%	8.55%	-0.08%

Nonearning assets	63,280	57,468	5,812

Total assets	$1,010,928	$860,378	$150,550

Savings & interest bearing deposits	$333,546	$321,988	$11,558	2.67%	2.10%	0.57%
Time certificates	336,740	201,130	135,610	4.93%	4.06%	0.87%
Borrowed funds	22,620	35,876	(13,256)	5.30%	4.88%	0.42%

Interest bearing liabilities	692,906	558,994	133,912	3.86%	2.98%	0.88%

Non-interest bearing demand deposits	219,806	215,366	4,440
Other liabilities	2,838	3,524	(686)
Shareholders’ equity	95,378	82,494	12,884

Total liabilities and shareholders’ equity	$1,010,928	$860,378	$150,550

Net interest income before provision for loan losses decreased 3% for the three months ended September 30, 2007 compared to same period in 2006. The decrease is primarily attributable to higher interest rates paid on deposits.
Net interest income before provision for loan losses increased 3% for the nine months ended September 30, 2007 compared to same period in 2006. Increases in net interest income on a year-over-year basis were primarily due to loan growth throughout our market areas and new branches in our Columbia Basin region. Interest income increases were partially offset by increases in our cost of funds due to higher wholesale liability balances and promotional certificate of deposits priced in the top quartile of our market.
The following table presents increases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes:
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007 over 2006			2007 over 2006
	Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
Interest earning assets:
Loans	$1,906	$(648)	$1,258	$8,630	$(895)	$7,735
Investment securities
Taxable securities	(17)	38	21	7	137	144
Nontaxable securities	(80)	60	(20)	(39)	(3)	(42)
Balances due from banks	7	41	48	133	99	232
Federal funds sold	149	37	186	520	130	650

Total	1,965	(472)	1,493	9,251	(532)	8,719

Interest bearing liabilities:
Interest bearing checking and savings accounts	111	392	503	197	1,413	1,610
Time deposits	1,038	656	1,694	4,153	2,167	6,320
Borrowed funds	(355)	23	(332)	(483)	68	(415)

Total	794	1,071	1,865	3,867	3,648	7,515

Net increase (decrease) in net interest income	$1,171	$(1,543)	$(372)	$5,384	$(4,180)	$1,204

From 2006 to 2007, net interest income growth was primarily due to an increase in loan volume offset by approximately equal increases in the volume of, and rates paid on, deposits. Loan volume increases resulted from strong demand for construction and commercial real estate loans throughout our market areas. Deposit volume increased primarily due to wholesale deposits added during 2007 and promotional certificate of deposit offerings. While rates on interest earning assets remained stable since September 2006, rates paid on deposits increased due to the re-pricing of maturing certificates of deposit and competitive pressures to attract and retain deposit customers.

Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration. Our tax equivalent net interest margin measured 5.61% and 5.65%, respectively, for the three months and nine months ended September 30, 2007. For the three months and nine months ended September 30, 2006, our net interest margin measured 6.44% and 6.47%, respectively. Compared to 2006, our net interest margin decreased primarily due to an increase in our cost of funds. The increase in our cost of funds resulted from customer deposit balances that shifted towards higher rate deposit accounts due to competitive factors, promotional certificate of deposit offerings and an increase in wholesale liability borrowings to support loan growth.
We expect our net interest margin will trend downward for the remainder of 2007 due to the effect of Fed Funds rate cuts in September 2007 and October 2007. Because our balance sheet is asset sensitive, further decreases in the Fed Funds rate would negatively impact interest income as variable rate loans tied to the Prime Rate would immediately re-price (the Prime Rate has historically followed changes in the Fed Funds rate). In order to mitigate the negative effect of falling interest rates, we have incorporated interest rate floors into approximately 62% of our loans. As of September 30, 2007, our weighted-average floor rate was 7.72%, whereas the weighted-average rate on loans with floors was 8.66% as of September 30, 2007. As a result, loan interest income will continue to decrease if the Fed Funds rate decreases.
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
The following table presents the balances and percentage changes in non-interest income:
Non-Interest Income:
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% change	2007	2006	% change
Service charges and fees	$1,133	$935	21%	$3,245	$3,257	0%
Credit card discounts and fees	157	136	15%	407	363	12%
Financial services revenue	278	207	34%	802	649	24%
Mortgage loan origination income	629	585	8%	1,839	1,432	28%
Service release premium	446	319	40%	1,303	792	65%
Gain/(loss) on mortgage loan sales	(243)	30	-910%	(292)	44	-764%
Loss on sale of assets	(51)	(5)	920%	(50)	(91)	-45%
Other non-interest income	206	429	-52%	725	899	-19%

Total non-interest income	$2,555	$2,636	-3%	$7,979	$7,345	9%

Due to an increase in loan production volume in the first half of 2007 and the hiring of seasoned mortgage loan officers, mortgage banking revenues increased during the nine months ended September 30, 2007 compared to the same period in 2006. For the three months ended September 30, 2007, compared to the same period in 2006, mortgage banking revenues decreased primarily due to a volume decrease caused by the slowing residential real estate market, particularly in our Central Oregon region.
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
For the nine months ended September 30, 2007, compared to the same period in 2006, the provision for loan loss was higher primarily due to collateral deterioration on an agricultural loan to a potato grower during the first six months of 2007.
Non-Interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs and various other non-interest expenses.
The following table presents the components of and changes in non-interest expense:
Non-Interest Expense:
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% change	2007	2006	% change
Salaries and employee benefits	$5,339	$5,952	-10%	$15,640	$15,343	2%
Occupancy expense	1,168	1,036	13%	3,436	2,821	22%
Advertising expense	111	111	0%	329	431	-24%
Electronic connection fees	116	114	2%	455	324	40%
Consulting fees	69	50	38%	259	131	98%
Software licensing	145	96	51%	361	272	33%
Other non-interest expense	2,218	1,982	12%	6,724	5,922	14%

Total non-interest expense	$9,166	$9,341	-2%	$27,204	$25,244	8%

For the three months ended September 30, 2007, salaries and employee benefits were lower compared to 2006 due to the net effect of several factors. First, incentive compensation decreased in 2007 due to lower financial performance. Second, expense in the third quarter of 2006 was higher due to a salary continuation measurement adjustment totaling $329,260. Third, loan origination costs, which offset salaries and benefits, were higher in 2007 following an update of our cost model (loan origination costs are deferred and recognized over the life of a loan as a reduction in the loan yield). Finally, expense decreases were partially offset by higher salary costs due to an increase in the number of employees. We expect salaries and employee benefits for 2007 will be higher than 2006 primarily due to employees hired for key operational positions.
Occupancy expense and other non-interest expense increased primarily due to the incremental expenses of new branches and office space opened during 2006. Consulting fees increased primarily due to security and compliance testing of our information technology systems, as well as projects to improve those systems. Software licensing expense increased due to new software applications in use during 2007.
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Because non-interest expense growth outpaced income growth, our efficiency ratio increased to 56.95% and 56.88%, respectively, for the three months and nine months ended September 30, 2007, compared to 56.45% and 54.89% for the same periods in 2006. Increases in our efficiency ratio are primarily attributable to our branch expansion and related administrative overhead expenses.

Provision for Income Taxes
The following table presents the provision for income taxes and effective tax rates:
Provision for Income Taxes:
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Provision for income taxes	$2,252	$2,634	$6,136	$7,022
Income before provision for income taxes	6,129	6,877	16,472	18,594

Effective tax rate	36.74%	38.30%	37.25%	37.76%
We expect our 2007 annual effective tax rate will range between 37.00% and 38.00% and may vary depending on our level of participation in state income tax credits.
MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities.
Investment Securities
Our investment securities portfolio consists of bank-qualified municipal debt securities, debt securities issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Investment securities totaled $34.12 million as of September 30, 2007, a decrease of $3.59 million compared to December 31, 2006. During the nine months ended September 30, 2007, we purchased $4.01 million of government agency bonds to replace matured and called government agency and municipal bonds totaling $7.76 million. We also purchased $733,331 of Community Reinvestment Act eligible securities.
Qualifying securities may be pledged as collateral for public agency deposits or other borrowings. As of September 30, 2007, pledged securities totaled $21.15 million, compared to $23.13 million as of December 31, 2006.
Net unrealized losses on available-for-sale debt and equity securities totaled $24,012, or $14,671 net of tax, as of September 30, 2007, compared to net unrealized losses of $154,422, or $94,815 net of tax, as of December 31, 2006. Net unrealized losses decreased primarily due to changes in the bond market as investors measure the effects of interest rates on the discounted interest payments of bond investments. We currently have no plans to liquidate our available-for-sale securities; we expect to recover the losses over time because we have the ability to hold the securities until a market price recovery or until maturity.

Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development, real estate, commercial, consumer, agriculture and credit cards.
The following table presents our loan portfolio by loan type:
Loans:
(dollars in thousands)

	September 30, 2007		December 31, 2006		September 30, 2006
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Commercial loans	$126,289	15%	$136,582	17%	$120,990	16%
Agricultural loans	77,171	9%	86,218	11%	95,584	12%
Real estate loans	354,968	41%	347,526	43%	333,758	43%
Real estate loans — construction	285,107	33%	212,826	27%	206,327	27%
Consumer loans	12,826	1%	12,540	1%	12,701	1%
Other loans	12,058	1%	10,212	1%	8,636	1%

	868,419		805,904		777,996
Allowance for loan losses	(10,723)	-1%	(10,143)	-1%	(9,916)	-1%
Unearned loan fees	(1,300)	0%	(1,428)	0%	(1,504)	0%

Loans, net of allowance for loan losses, unearned loan fees and loans held for sale	856,396		794,333		766,576

Loans held for sale	6,360	1%	7,538	1%	6,207	1%

Total loans	$862,756	100%	$801,871	100%	$772,783	100%

Gross loans increased 8% and 12% since December 31, 2006 and September 30, 2006, respectively. This was primarily due to real estate construction loan growth throughout our market areas. Due to the strong real estate loan demand of recent years, gross loans have grown at a compounded annual rate of 20% since 2003. Beginning in the second quarter of 2007, we noted a slowing demand for real estate loans throughout our market areas. Due to the recent residential real estate slowdown, we expect loan growth will moderate from the levels we experienced over the last several years. We believe, however, that our growth rate will keep pace with our community bank peers in the Pacific Northwest at relative levels consistent with the last several years.
As of September 30, 2007, construction, land development and commercial real estate loans comprised 74% of our loan portfolio, compared to 70% as of December 31, 2006 and 70% as of September 30, 2006. This concentration is consistent with our Pacific Northwest community bank peers, and like our peers, we could become subject to future losses resulting from declines in real estate development markets and the negative economic effects of fluctuating interest rates. Some borrowers use proceeds from real estate loans for purposes other than real estate development, such as inventory and equipment purchases. In these cases, real estate market declines would represent a more indirect risk of loss because the primary source of repayment is not from real estate, but from other activities.

We participate in non-real estate agricultural lending, which comprises approximately 9% of our total loan portfolio. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. In addition, we diversify our agricultural loan portfolio across numerous commodity types and maintain Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 15% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
We originate and fund single-family mortgage loans that are usually committed for sale to mortgage investors and held for less than 30 days. Mortgage loans held for sale are reported as “Loans held-for-sale” on our balance sheet. As of September 30, 2007, mortgage loans held for sale totaled $6.36 million compared to $7.54 million as of December 31, 2006.
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
Increases to the allowance occur when we expense amounts to the provision for loan losses or when we recover previously charged-off loans or overdrafts. Decreases occur when we charge-off loans or overdrafts that are deemed uncollectible. We determine the appropriateness and amount of these charges by assessing the risk potential in our portfolio on an ongoing basis.
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

The following table presents activity in the allowance for loan and credit losses:
Allowance for Loan and Credit Losses:
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Allowance for loan losses, beginning of period	$10,168	$9,671	$10,143	$9,526
Charge-offs:
Commercial	—	53	99	589
Real estate	198	13	198	24
Agriculture	—	14	3,253	393
Consumer loans	11	6	11	6
Credit card and related accounts	13	28	27	72
Demand deposit overdrafts	88	94	225	204

Total charge-offs	310	208	3,813	1,288
Recoveries:
Commercial	3	65	45	86
Real estate	—	1	1	1
Agriculture	—	1	—	3
Consumer loans	2	7	24	16
Credit card and related accounts	—	—	6	6
Demand deposit overdrafts	60	49	167	106

Total recoveries	65	123	243	218
Provision for loan losses	800	330	4,150	2,150
Reclassify liability for off-balance-sheet financial instrument credit losses	—	—	—	(690)

Allowance for loan losses, end of period	$10,723	$9,916	$10,723	$9,916

Liability for off-balance-sheet financial instruments, beginning of period	$838	$690	$763	$—
Reclassify from allowance for loan losses	—	—	—	690
Increase charged to other non-interest expense	—	53	75	53

Liability for off-balance-sheet financial instruments, end of period	$838	$743	$838	$743

Total allowance for credit losses (1)	$11,561	$10,659	$11,561	$10,659

Ratio of net loans charged-off to average loans outstanding for the period	0.03%	0.01%	0.42%	0.15%

Ratio of allowance for loan losses to gross loans at end of period			1.23%	1.26%

Ratio of allowance for credit losses to gross loans at end of period			1.32%	1.36%

(1)	Allowance for loan losses and liability for off-balance-sheet financial instruments

During the nine months ended September 30, 2007, we charged-off $3.22 million of an agricultural loan to a potato grower. We previously charged-off $878,574 of this loan relationship in 2006. As of September 30, 2007, there was no remaining loan balance to this borrower.
On an annualized basis, net charge-offs as a percentage of average gross loans was 0.56% and 0.20% for the nine months ended September 30, 2007 and 2006, respectively. Our net charge-offs as a percentage of average gross loans has ranged between 0.17% and 0.52% over the 5-year period from 2002 to 2006, averaging 0.28% on an annual basis. This percentage has increased during 2007 due to charge-offs of the potato grower loan. We expect charge-offs during the remainder of 2007 will range between $200,000 and $400,000. If these additional charge-offs occur, they would probably be related to the softening real estate market.
As a percentage of gross loans at year-end, our allowance for credit losses has ranged between 1.34% and 1.46% over the 5-year period from 2002 to 2006, averaging 1.40% on an annual basis. Because of a general trend toward relatively higher credit quality during recent years, this percentage had been trending downward through the second quarter of 2007. Beginning in the second quarter of 2007, we noted an increase in real estate loans assigned higher risk ratings (indicating greater risk) in our loan portfolio—a trend we believe is facing banks across the United States. Consistent with the real estate market slowdown, our allowance for credit losses as a percentage gross loans increased from 1.27% as of June 30, 2007 to 1.32% as of September 30, 2007. We expect the allowance for credit loss percentage to trend upward for the remainder of 2007 and into 2008.

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
The following table presents information about our non-performing assets:
Non-performing Assets:
(dollars in thousands)

	September 30, 2007	December 31, 2006	September 30, 2006
Loans on non-accrual status	$8,971	$4,939	$4,897
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	94	52	28

Total non-performing loans	9,065	4,991	4,925
Other real estate owned	—	203	—
Repossessed other assets	32	—	—

Total non-performing assets	$9,097	$5,194	$4,925

Allowance for loan losses	$10,723	$10,143	$9,916

Ratio of total non-performing assets to total assets	0.88%	0.50%	0.50%
Ratio of total non-performing loans to total gross loans	1.04%	0.61%	0.63%
Ratio of allowance for loan losses to total non-performing assets	117.88%	195.28%	201.34%
As of September 30, 2007, two real estate loans to land developers in the Portland, Oregon metro area comprised $7.33 million, or 81%, of non-performing assets. These loans were placed on non-accrual status during the second and third quarters of 2007. Development activities on the land underlying both loans have been completed. We believe both loans are adequately collateralized by the underlying real estate and that there is a minimal loss potential based on current appraisals of the collateral.
An agricultural loan to a potato grower comprised $3.38 million, or 65%, of non-performing assets as of December 31, 2006. We charged-off $3.22 million of this loan during the first and second quarters of 2007. During the second quarter of 2007, we repossessed approximately $120,000 of equipment, $31,950 of which remained held-for-sale as of September 30, 2007. There was no remaining loan balance to this borrower as of September 30, 2007.
Last year, as of September 30, 2006, the same agricultural loan totaling $3.53 million comprised 72% of non-performing assets.
Non-performing asset balances can vary significantly from period to period because they typically do not follow a seasonal pattern.

LIABILITIES
Our liabilities consist primarily of retail and wholesale deposits, interest accrued on deposits, notes payable and obligations to pay interest and principal on junior subordinated debentures. Retail deposits include all deposits obtained within our branch network and represent our primary source for funding loans. Wholesale liabilities include deposits obtained outside of our branch network, correspondent bank borrowings and borrowings from the Federal Home Loan Bank (“FHLB”). We utilize wholesale liabilities to manage interest rate and liquidity risk. These funding sources support loan growth at times when loan growth outpaces retail deposit growth.
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
The following table presents the composition of our deposits:
Deposits:
(dollars in thousands)

	September 30, 2007		December 31, 2006		September 30, 2006
		Percent of				Percent of
	Dollar Amount	Total	Dollar Amount	Percent of Total	Dollar Amount	Total
Non-interest bearing deposits	$222,316	24%	$235,037	27%	$233,942	30%
Interest bearing deposits	320,301	35%	313,433	37%	275,811	32%
Savings deposits	36,762	4%	35,456	4%	38,745	5%
Time certificates	337,767	37%	275,139	32%	264,501	33%

Total deposits	$917,146	100%	$859,065	100%	$812,999	100%

Total deposits increased $58.08 million, or 7%, since December 31, 2006 primarily due to promotional certificates of deposit priced in the top quartile of our market and the addition of $59.37 million of wholesale deposits. As of December 31, 2006, interest bearing deposits included a $37.00 million temporary overnight deposit, which was subsequently withdrawn at the beginning of 2007.
Deposit totals are presented as of September 30, 2006 for comparative purposes because of the seasonal nature of our business. Compared to September 30, 2006, total deposits increased $104.15 million, or 13%, primarily due to promotional certificate of deposit offerings and additional wholesale deposits.
We believe that increasing retail deposits will be an ongoing challenge for community banks. Deposit customers expect innovative banking products tailored to their needs and expect interest rates that are competitive in the market place. In addition, we compete for deposits with brokerage firm money market funds that offer pricing indexed to market interest rates. We are also experiencing continued deposit pricing pressure from credit unions and other financial service providers. We will continue to address these challenges by further developing our infrastructure and technologies to focus on customer convenience and efficiency. We now have two employees who focus exclusively on deposit gathering activities for existing and potential customers. We continue to reinforce the importance of providing superior customer service. This allows us to expand and enhance our banking relationships with our customers. These efforts begin during the initial stages of the hiring process and continue with ongoing training and regular staff meetings focused on providing superior customer service.

The following table presents a comparison of wholesale deposit balances, which are included in total deposits shown above:
Wholesale Deposits:
(dollars in thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006

Brokered certificates of deposit	$115,587	$89,325	$103,087
Direct certificates of deposit	8,981	5,508	2,342
Mutual fund money market deposits	53,359	18,423	18,191
Out-of-market public funds	3,077	8,382	3,116

	$181,004	$121,638	$126,736

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
As of September 30, 2007, maturities of brokered certificates of deposit ranged between one month and three years, including $14.23 million maturing during the remainder of 2007. Direct certificate of deposit maturities ranged from one month to sixteen months. Mutual fund money market deposits and out-of-market public funds are payable on demand. During the second quarter of 2007, we added a new mutual fund money market relationship totaling $35.00 million. In October 2007, we were notified that this $35.00 million will be incrementally withdrawn by December 2007 (see additional discussion under “Liquidity and Capital Resources” section)

Notes Payable
Borrowings from Federal Home Loan Bank (“FHLB”) comprise the majority of our notes payable. As of September 30, 2007, FHLB borrowings totaled $6.04 million, a decrease of $63.35 million from the December 31, 2006 balance of $69.39 million, and a decrease of $63.96 million compared to the $70.00 million balance as of September 30, 2006. Since December 31, 2006, FHLB borrowings decreased due to the repayment of a $50.00 million short-term borrowing from December 2006 and other scheduled maturities during the year. We use short-term borrowings from FHLB to support liquidity requirements.
The following table presents year-to-date FHLB balances and interest rates:
FHLB Borrowings:
(dollars in thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006

Amount outstanding at end of period	$6,043	$69,387	$70,001
Weighted average interest rate at end of period	3.36%	5.21%	5.25%
Maximum amount outstanding at any month-end and during the period	$46,658	$70,001	$70,001
Average amount outstanding during the period	$18,163	$27,603	$24,993
Average weighted interest rate during the period	4.39%	4.33%	4.25%
We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. Available borrowings under these lines of credit totaled $66.40 million as of September 30, 2007 and December 31, 2006. No line of credit borrowings were outstanding as of September 30, 2007 and December 31, 2006. Notes payable includes a Treasury Tax and Loan note payable for $364,579 and $627,093 as of September 30, 2007 and December 31, 2006, respectively.
Trust Preferred Securities
In December 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (“trust preferred securities”). In 2002, the Trust issued $4.00 million in trust preferred securities. The $4.12 million in debentures issued by Columbia as collateral for the trust preferred securities continue to qualify as Tier 1 capital under guidance issued by the Board of Governors of the Federal Reserve System. We will consider retiring at least a portion of the trust preferred securities at the first available prepayment date in January 2008.

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
The following table presents a comparison of contract commitment amounts:
Commitments:
(dollars in thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$235,636	$245,305	$216,333
Undisbursed credit card lines of credit	23,708	21,265	21,397
Commercial and standby letters of credit	3,086	3,504	2,391

	$262,430	$270,074	$240,121

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

The following table presents the distribution of commitments to extend credit classified by loan type as of September 30, 2007:
Commitments to Extend Credit:
(dollars in thousands)

	Dollar	Percent of
	Amount	Total

Commercial loans	$76,138	32%
Agricultural loans	30,103	13%
Real estate loans	64,780	28%
Real estate loans — construction	47,720	20%
Consumer loans	14,861	6%
Other loans	2,034	1%

	$235,636	100%

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
Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. As of September 30, 2007, commitments to extend credit for overdrafts totaled $11.71 million, which represents our estimated total exposure if every customer utilized the full amount of this protection at the same time. Year-to-date average usage outstanding is much lower than this commitment, totaling approximately $228,000, or 2% of the total exposure as of September 30, 2007; approximately $233,000, or 2% of the total exposure as of December 31, 2006; and approximately $238,000, or 2% of the total exposure as of September 30, 2006.
Derivative Instruments — Interest Rate Swap
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
Measurable liquid assets include the following: cash and due from banks, excluding vault cash; interest bearing deposits with other banks; federal funds sold; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $83.31 million, or 8% of total assets, as of September 30, 2007, compared to $146.34 million, or 14% of total assets, as of December 31, 2006.
During the nine months ended September 30, 2007, we added $59.37 million of wholesale deposits to support loan growth and liquidity requirements. We also repaid $63.61 million of borrowings, most of which was the repayment of a $50.00 million short-term borrowing added at the end of 2006. Because of modest loan growth, liquidity was strong throughout the third quarter of 2007.
In October 2007, we were notified that one of our wholesale mutual fund money market relationships totaling $35.00 million will be incrementally withdrawn by December 2007. In addition, $14.23 million of brokered certificates of deposit will mature during the remainder of 2007. Depending on retail branch deposit growth during the fourth quarter, we plan to replace these wholesale deposits with a mix of retail and wholesale deposits. In general, we will continue to rely on retail branch deposit growth and, when necessary, we will utilize wholesale liabilities and other borrowings to meet our liquidity needs.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash from operating activities increased $1.73 million, or 15%, for the nine months ended September 30, 2007 compared to the same period in 2006. This was the net result of the decrease in net income and timing differences in the receipt and payment of accrued interest and accrued expenses.
Net cash from investing activities increased $35.89 million, or 35%, for the nine months ended September 30, 2007 compared to the same period in 2006. The increase was primarily the result of a decrease in loan growth during the nine months ended September 30, 2007, compared to the same period in 2006. To a lesser extent, the increase was also due to a decrease in investment security purchases.
Net cash from financing activities decreased $136.47 million, or 106%, for the nine months ended September 30, 2007 compared to the same period in 2006. The decrease was the result of a decrease in the growth of deposits and higher borrowing repayments.

Shareholders’ Equity
As of September 30, 2007, shareholders’ equity totaled $99.07 million, compared to $91.02 million as of December 31, 2006, an increase of 9%. The 2007 year-to-date change is primarily attributable to year-to-date net income totaling $10.34 million, which was partially offset by cash dividends totaling $3.01 million.
During the third quarter of 2007, the Board of Directors declared a dividend of $0.10 per share, payable October 31, 2007 to shareholders of record as of October 15, 2007. Based on cash dividends paid and declared in 2007, approximately 29% of our year-to-date earnings will have been returned to shareholders, with the remainder being retained to leverage future balance sheet growth.
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
The following table presents Columbia’s capital ratios as compared to regulatory minimums:
Capital Ratios:

		Well-	September 30, 2007	December 31, 2006
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	10.27%	10.11%
Total risk-based capital	8.00%	10.00%	11.51%	11.36%
Leverage ratio	4.00%	5.00%	9.39%	8.54%
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
From now through the end of 2008, we expect to open two new branches, including one branch in Vancouver, Washington. In addition, we plan to construct new branch facilities in Yakima and Sunnyside, Washington in order to replace our temporary branch locations. New branch openings will require capital resources for the following: construction of branch buildings and/or commitments on leased property, hiring new branch personnel, hiring administrative personnel to support branch operations and costs related to general overhead. We plan to further leverage our capital for continuing improvement of our core operations and technology and for future branch expansion.

Stock Repurchase Plan
In June 2007, the Board of Directors renewed a plan to repurchase shares of Columbia’s common stock. The Board believes the repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Rule 10b-18 of the Exchange Act at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.50 million until the expiration date, June 30, 2008, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. During the nine months ended September 30, 2007, we did not repurchase any stock under the stock repurchase plan. We did purchase stock pursuant to vesting of stock award shares in August 2007. We allow employees to surrender stock to satisfy payroll tax withholding obligations on vesting of stock awards.
The following table presents our common stock repurchases during the three months ended September 30, 2007:
Stock Repurchases:

				Maximum Dollar
			Total Number of	Value of Shares
	Total Number		Shares Purchased	Remaining to be
	of Shares	Average Price	as Part of Publicly	Purchased Under
	Purchased(1)	Paid per Share	Announced Plans(2)	the Plans(2)

July 2007	—	$—	—	$1,500,000
August 2007	696	18.79	—	1,500,000
September 2007	—	—	—	1,500,000

Three months ended September 30, 2007	696	$18.79	—	$1,500,000

(1)	Purchase of shares in August 2007 was pursuant to vesting of stock awards.

(2)	Plan announced in June 2005 to repurchase up to $1 million of common stock through June 30, 2006. The plan was renewed to alllow purchases of up to $1.50 million of common stock through June 30, 2008.

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
See “Stock Repurchase Plan” under Part I Item 2 of this report.
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

COLUMBIA BANCORP
Dated: November 9, 2007	/s/ Roger L. Christensen
Roger L. Christensen
President & Chief Executive Officer

Dated: November 9, 2007	/s/ Greg B. Spear
Greg B. Spear
Chief Financial Officer