Form 10-K
period 2007-12-31
COLUMBIA BANCORP \OR\
filed 2008-03-17
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2007
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

Securities registered under Section 12(g) of the Exchange Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $193,324,460.
     The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 10,048,220 shares of no par value common stock on February 20, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement dated March 3, 2008 for the 2008 Annual Meeting of Shareholders, including any amendments thereto, are incorporated by reference in Part III hereof.

COLUMBIA BANCORP
FORM 10-K

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
We have a network of 22 full-service branches throughout Oregon and Washington. In Oregon, we operate 15 branches that serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the Willamette Valley communities of McMinnville, Canby, Lake Oswego and Newberg. In Washington, we operate 7 branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside, Richland and Vancouver.
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

We operate branches in the following geographic regions and cities in Oregon and Washington:

	Oregon		Washington
Central Oregon	Bend	Redmond
(High Desert Region)	Madras

Columbia Basin	Hermiston		Richland	Sunnyside
	Pendleton		Pasco	Yakima

Columbia River Gorge	Hood River		Goldendale
	The Dalles		White Salmon

Willamette Valley	Canby	McMinnville	Vancouver
	Lake Oswego	Newberg
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
2007 Business Developments
As of December 31, 2007, we had total assets of $1.04 billion, total gross loans of $879.06 million, total deposits of $922.89 million, and shareholders’ equity of $102.24 million. Our net income for the year ended December 31, 2007 totaled $14.48 million, or $1.42 per diluted share.
During 2007, we realigned some of the roles of our executive management team and expanded the team to include new members. In late December 2006, Christine Herb was hired as Executive Vice President and Chief Information Officer. In January 2007, Bob Card was promoted to Executive Vice President and Director of Risk Management. In September 2007, we announced that Greg Spear would serve as Vice Chair and continue as Chief Financial Officer overseeing our finance, information technology, operations teams and our Vancouver expansion. We also announced that Staci Coburn was promoted to Corporate Vice President and Chief Accounting Officer, as well as Principal Accounting Officer for Columbia Bancorp. In October 2007, Brian Devereux was hired as Executive Vice President and Chief Operating Officer. Ms. Herb, Ms. Coburn and Mr. Devereux report to Mr. Spear. In November 2007, we hired Tamera Millington Bhatti as Corporate Vice President and Director of Human Resources. Britt Thomas, Executive Vice President and Chief Credit Officer, resigned in October 2007. We expect to fill this position during the first quarter of 2008 as we finish the recruitment and interview process.
A key focus for 2007 was the enhancement and re-engineering of our administrative support teams, including: finance, information technology and operations. This focus followed a period of growth and expansion on the retail side of the bank over the last several years. These changes are designed to achieve more effective and efficient product and service delivery that will benefit our customers. In addition to these administrative changes, we realigned the reporting structure of our retail functions to streamline reporting relationships and focus our activities around growing low cost deposits.

In July 2007, we opened a new Vancouver, Washington facility that includes a temporary branch and space for administrative employees. We plan to complete construction of a permanent Vancouver branch location in late 2008. During 2007, we also started construction of permanent branch facilities in Yakima and Sunnyside, Washington to replace our current temporary facilities. We expect to complete construction of the permanent Yakima and Sunnyside branches during the second and third quarters of 2008.
In 2007, the banking industry faced significant economic challenges as a result of the subprime mortgage fallout. Over the last several years, subprime mortgage loans (loans offered to borrowers with weakened credit histories) contributed to residential real estate growth. Due to growing concerns about the underlying quality of subprime loans, funding for these loans rapidly dissipated during 2007. Our subprime mortgage lending activity has been limited to brokering a small number of mortgage loans directly into the secondary market. However, we have been impacted by the resulting residential real estate slowdown.
Beginning in the second quarter of 2007, real estate loan demand slowed throughout our market areas. A key part of our growth during the last five years has been providing for the credit and borrowing needs of real estate development projects throughout our markets. As a result of the weakening real estate market, several real estate projects to which we extended credit have come under financial stress. This caused an increase in loans on non-accrual status during the third and fourth quarters of 2007. Although we have a significant concentration of real estate construction and development loans, our portfolio is also diversified across different loan types and geographic regions. We are proactively working with our customers to identify and respond to problems caused by the current economic environment.
In September 2007, the Federal Reserve began decreasing the Fed Funds interest rate in response to the deteriorating real estate market and subprime mortgage fallout. A significant portion of our loans are tied to the Prime Rate, which moves in tandem with the Fed Funds rate. As a result, our loan yields have decreased as the Fed Funds rate has decreased. These decreases have been partially mitigated by interest rate floors in our variable rate loans. However, combined with the lagging re-pricing of our deposit portfolio, the lower loan yields have resulted in the compression of our net interest margin.
Business Strategy
Our strategy is to remain a high-performing financial institution – achieving performance levels in the top quartile of all bank holding companies with assets between $750 million and $1.50 billion. Performance measurements and statistics are presented quarterly in the Bank Holding Company Performance Report as reported by the Federal Reserve Bank. We also benchmark our results against a selected peer group of other banks in the Pacific Northwest region (see below). We also plan to continue building on our position as a leading community-based provider of financial services in Oregon and Washington while balancing our goals and priorities to benefit shareholders, customers and employees.

The following table present companies in our selected Pacific Northwest region peer group along with performance statistics as of and for the year ended December 31, 2007:

	Stock	Return on	Net
	Ticker	Average	Interest	NPA /	Allowance /	NCO /
Company Name	Symbol	Equity	Margin(1)	Assets(2)	Loans(3)	Loans(4)
American West Bancorporation	AWBC	3.36%	5.09%	1.90%	1.42%	0.93%
Banner Corporation	BANR	10.07%	3.99%	0.98%	1.20%	0.08%
Cascade Bancorp	CACB	10.92%	5.19%	N/A	1.66%	0.46%
Cashmere Valley Financial Corp	CVYF	15.13%	3.21%	N/A	1.61%	0.15%
Columbia Banking System, Inc.	COLB	11.19%	4.19%	0.46%	1.16%	0.02%
Intermountain Community Bancorp	IMCB	11.31%	5.21%	N/A	1.53%	0.27%
Pacific Continental Corporation	PCBK	12.55%	5.16%	N/A	1.05%	0.04%
PremierWest Bancorp	PRWT	12.25%	5.68%	N/A	1.12%	0.03%
Riverview Community Bank	RVSB	11.88%	5.01%	0.14%	1.31%	0.05%
West Coast Bancorp	WCBO	7.86%	4.91%	1.12%	2.16%	0.34%

Columbia Bancorp	CBBO	14.96%	5.61%	1.00%	1.27%	0.43%

Top 25% of Bank Holding Companies		13.19%	3.42%	0.86%	1.07%	0.08%

(1)	Tax equivalent net interest margin

(2)	Non-performing assets as a percentage of total assets

(3)	Allowance for loan losses as a percentage of total loans

(4)	Net loan charge-offs as a percentage of average gross loans

N/A = performance measure not available

Source:	SNL Data Source
Components of our business strategy are as follows:
Operate Successfully in Small to Medium Sized Communities – We believe the key to profitability is increasing penetration in our existing markets, expanding into new markets through suitable acquisitions and new branches openings in geographic areas with population levels ranging from 20,000 to 250,000. Our branch operation strategy is as follows: first, to offer superior customer service and value-added banking products and services; second, to hire and retain high-performing, experienced branch and administrative personnel; and finally, to respond quickly to customer demand and growth opportunities. We balance the advantages of maintaining customer-focused management functions at the branch level with the efficiencies and control structure of centralized operational support functions.
Maintain High Asset Quality – Several practices contribute to our strategy of maintaining high asset quality. First, we require prompt and strict adherence to established credit policies. Second, we offer training programs to our loan officers that are combined with appropriate oversight and supervision. Third, loan officer incentive compensation takes into account the quality of the loans originated. Fourth, we generally hire branch managers and loan officers with established ties to their communities; as a result, these managers and officers typically have a better sense of customer credit standing and performance. Finally, the diversity of local economies and geographic regions in which we operate increases our loan diversification and improves the risk profile of our overall loan portfolio.

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
CRB Mortgage Team Products and Services – Our CRB Mortgage Team offers loans for single-family, owner occupied homes, construction financing packages, reverse mortgages and mortgages for vacation homes and rental income properties. Customers can choose between fixed, variable, interest-only and balloon rate options. Construction loans are available through the conventional two-step process. Junior lien financing is also offered in combination with a first mortgage.
CRB Financial Services Team Products and Services – Through arrangements with Primevest Financial Services, Inc. (“Primevest”), our CRB Financial Services Team offers a wide range of financial products and services to consumers and businesses. Primevest is an independent, registered broker-dealer and registered investment advisor. In addition, Primevest is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation.
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
Commercial Distribution Channels
Our experienced lending staff has special expertise in small business, agricultural and real estate lending. Our loan officers provide an ongoing business relationship with our customers. We believe our business customers appreciate these relationships and find them beneficial because they foster open and timely communication. Our relationship-based banking approach is an important aspect of our strategy to manage loan quality.
Our goal is to maintain sound loan underwriting standards with written loan policies, appropriate individual and branch lending limits, loan administration reviews and an internal loan review function. Significant loan commitments or loan participations are reviewed by the Loan Committee of our Board of Directors. Underwriting standards are designed to maintain a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. To reduce the risk of credit losses, we monitor the financial condition of borrowers and the value of collateral during the life of a loan.
Commercial Loans – We offer customized loans including equipment and inventory financing, operational lines of credit, SBA loans for qualified businesses and accounts receivable financing. Because we report real estate-secured loans as real estate loans, a significant portion of loans used for commercial purposes are not classified as such. Commercial loan approval decisions are based on careful evaluation of the financial strength, management and credit history of the borrower and the quality and marketability of the collateral securing the loan. Commercial loans are generally limited to 75% of the collateral’s value. We typically require personal guarantees for commercial loans to closely held businesses. We also identify secondary sources of repayment such as personal guarantees, reserves in other assets or other sources of payment.

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
Real Estate Loans – We offer real estate loans for the construction, purchase, or refinance of commercial, single family residential and rental income properties. We also provide financing on a selective basis to land developers and speculative and pre-sold financing to home builders. We offer a variety of fixed and adjustable rate options and terms.
Our real estate loans, excluding loans secured by residential real estate, are primarily loans to commercial customers, farmers and ranchers and are secured by the properties used in their businesses. The majority of these loans feature variable interest rates with adjustment periods varying from one to five years. Repayment performance on real estate loans depends on the successful operation and management of the businesses and properties securing the loans and can also be affected by local and national real estate market fluctuations and values, economic conditions or the success or failure of the client’s overall business plan. We employ two real estate risk management officers, who are certified by the Appraisal Institute (M.A.I. certified), to mitigate potential problems. Our real estate risk manager oversees the appraisal ordering and review process to ensure the Bank does not loan beyond prudent and regulatory levels on specific real estate projects.
Government-Assisted Loan Programs – We offer loans to small businesses and farmers that are supported by guarantees issued by various state and federal government agencies. We are active in the Small Business Administration (“SBA”) 504 program and other similar programs offered by the Oregon Economic and Community Development Department. The SBA 504 program is a loan participation arrangement where a borrower may obtain up to 90% funding for owner occupied commercial real estate. We typically provide 60% financing in a first lien position and the program typically provides 30% in a subordinate lien position through the issuance of government guaranteed bonds. We also participate in government loan guarantee programs offered through the Farm Services Agency, the SBA and Oregon Economic and Community Development Department. Participation in these programs reduces credit risk in our loan portfolio.
Services to Non-Profits and Public Entities – We offer various loan products to borrowers in the non-profit and public entity sector, including city and county governments. We also offer jumbo certificates of deposit and low-cost loan programs.
Deposit and Related Products – Our business deposit products include basic, regular, and interest bearing deposit accounts, business money market accounts and sweep accounts. We offer a Certificate of Deposit Account Registry System (“CDARS”) product that provides Federal Deposit Insurance Corporation (“FDIC”) insurance on deposit balances greater than $100,000 by distributing balances across other banks. Private deposit insurance is also available for customers with balances in excess of eligible FDIC limits. (Our CDARS product and private insurance coverage are also available to non-business customers). We offer a VISA merchant program and check verification and check recovery services. We also offer a Positive Pay product that matches clearing checks with a customer-provided batch file to identify fraudulent disbursements. In the second quarter of 2008, we will offer a remote deposit product that allows deposit items to be scanned by our customers and electronically submitted to us.

Cash Management Services – We offer business customers cash management services online through our internet business solutions product and through our relationship with a correspondent bank. We also have dedicated employees to assist customers with cash management services. Our products provide business customers the following services: payroll processing, collections, wire transfers, electronic funds transfer for tax payments, lock box services, deposit sweeps and check payment verification.
Investment Products – Our affiliation with Primevest allows us to offer non-FDIC insured financial products and services to our business customers through our CRB Financial Services Team. These include insurance and annuity products and employee retirement plan products such as SEPs, IRAs and 401(k) plans.
Principal Markets of Operation
We accept deposits and offer loans at our branches in Wasco, Hood River, Jefferson, Deschutes, Clackamas, Yamhill and Umatilla counties in Oregon and Clark, Klickitat, Benton, Franklin and Yakima counties in Washington. We also offer loans to customers in adjacent counties including Crook, Gilliam, Multnomah, Sherman and Washington counties in Oregon and Grant, Skamania and Walla Walla counties in Washington. Most of our products and services, including investment products through CRB Financial Services Team and mortgage loans through the CRB Mortgage Team, are offered and distributed throughout our branches in Oregon and Washington.
Our marketing objective is to create and foster a customer-focused sales culture in our branches and administrative departments. Employees are trained to offer additional products and services to existing customers, expanding our relationship with them to provide a comprehensive banking solution. We regularly evaluate new products and services based on our customers’ preferences and the potential profitability of those products and services. Although we promote our products and services through media advertising, we rely primarily on referrals and direct sales calls for new business. We support employee participation in community activities, which allows us to make a contribution to the communities we serve while increasing our visibility and business opportunities.
We believe the diverse assortment of customers, communities and economic sectors that we serve provides us with a competitive advantage. We also believe our customer relationships allow us to be less reliant on discounted pricing for product and service offerings, in comparison to some of our competitors. In addition, as a community bank, we focus on local customer needs and preferences and we are able to be flexible in the design of our product and service offerings.
Competition
Competitors for loans include banks, savings and loan associations, mortgage companies, finance companies, insurance companies, credit unions and other institutional lenders. Competitors for deposits include banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds and other financial intermediaries. We also experience competition from online banking services offered by traditional commercial banks and other financial service providers and by newly formed companies that use the Internet to advertise and sell competing products.
Our business model is to compete primarily on the basis of customer relationships based on service, rather than price. We develop personal, ongoing relationships with our customers and provide value-added products and services. We allow customer-focused decisions to be made at the branch-level while benefitting from the efficiencies and control structure of centralized operational functions. We balance our community and relationship banking approach with the need to attract customers based on pricing of interest rates and loan fees charged by our competitors. Our product pricing is generally competitive with other financial institutions in our markets.

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
Gramm-Leach-Bliley Financial Services Modernization Act
In 1999, Congress passed the Gramm-Leach-Bliley Financial Services Modernization Act (the “FSMA”). This legislation repealed certain provisions of the Glass-Steagall Act that had required the separation of the banking, insurance and securities businesses. It also created a new business structure known as a financial services holding company. Under this law, banks were given broader opportunities to affiliate with insurance and securities companies. Banks could also become tempting acquisition targets, as insurance and securities companies seek such affiliations themselves. The FSMA may also encourage local jurisdictions to enact tighter bank privacy provisions. The enactment and implementation of the FSMA resulted in new competitive challenges and opportunities for community banks.
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
Holding Company Bank Ownership – The Bank Holding Company Act of 1956 (the “BHCA”) requires all bank holding companies to obtain the prior approval of the Federal Reserve before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank or bank holding company.
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
Federal and State Bank Regulation
General – Our subsidiary, CRB, is an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”), and is subject to the supervision and regulation of the Oregon Division of Finance and Corporate Securities and the FDIC. We are also subject to the supervision and regulation of the Washington Department of Financial Institutions. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. Oregon’s Division of Finance and Corporate Securities and the FDIC conduct alternating annual examinations of our safe and sound banking practices.
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
FDICIA – Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, compensation, fees and benefits, as well as operational and managerial standards the agency measures; asset quality, earnings, interest rate sensitivity, liquidity, management and capital. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.
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

Oregon and Washington each enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions subject to certain “aging” requirements. In both states, branches may not be acquired or opened separately in the home state by an out-of-state bank, but once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the home state. In 1996, Columbia River Bank, an Oregon state-chartered bank, acquired Klickitat Valley Bank, a Washington state-chartered bank, which allowed us to open additional branches in Washington.
Deposit Insurance
Our deposits are currently insured to at least $100,000 per depositor, or $250,000 for certain individual retirement accounts, through the Deposit Insurance Fund administered by the FDIC. We are required to pay semi-annual deposit insurance premium assessments to the FDIC.
The FDICIA included provisions to reform the Federal Deposit Insurance System, including the implementation of risk-based deposit insurance premiums. The FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources, or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on risk. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.
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
The FDIC and Federal Reserve use risk-based capital guidelines for banks and financial holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that financial holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all financial holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Columbia Bancorp and Columbia River Bank maintain capital ratios well in excess of the minimum requirements and we expect to remain well above the minimums.

Tier I capital for financial holding companies includes: (1) common shareholders’ equity; (2) qualifying perpetual preferred stock (up to 25% of total Tier I capital, if cumulative, although under a Federal Reserve Rule, redeemable perpetual preferred stock may not be counted as Tier I capital unless the redemption is subject to the prior approval of the Federal Reserve); (3) minority interests in equity accounts of consolidated subsidiaries, less intangibles; and (4) qualifying trust preferred securities. Tier II capital includes: (1) the allowance for loan losses of up to 1.25% of risk-weighted assets; (2) any qualifying perpetual preferred stock which exceeds the amount which may be included in Tier I capital; (3) hybrid capital instruments; (4) perpetual debt; (5) mandatory convertible securities; and (6) subordinated debt and intermediate term preferred stock of up to 50% of Tier I capital. Total capital is the sum of Tier I and Tier II capital, less reciprocal holdings of other banking organizations, capital instruments, and investments in unconsolidated subsidiaries.
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

Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) establishes a comprehensive framework to modernize and reform the oversight of public company auditing, improves quality and transparency in financial reporting by those companies and strengthens the independence of auditors. Sarbanes-Oxley also created the Public Company Accounting Oversight Board (“PCAOB”), a regulatory body supervised by the SEC with broad powers to set auditing, quality controls and ethics standards for accounting firms that audit public companies. We continue to incur significant costs to ensure proper compliance with Sarbanes-Oxley.
Changes in Banking Laws and Regulations
Laws and regulations affecting banks and financial holding companies undergo frequent and significant changes at federal and state levels. Federal legislation is sometimes introduced that includes proposals to alter the structure, regulation, and competitive relationships of the nation’s financial institutions. Any changes in laws and regulations could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations and other financial institutions. Such changes could also reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of financial holding companies, alter the extent to which banks can engage in securities activities, alter the taxation of banks, financial holding companies and other financial services organizations and change the structure and jurisdiction of various financial institution regulatory agencies. We cannot anticipate or predict specific ongoing changes in laws and regulations or the extent to which they might affect our business.
Employees
As of February 20, 2008, we had 428 employees, or approximately 408 full-time equivalent employees (“FTE”). As of December 31, 2007, we had 386 FTE compared to 362 FTE as of December 31, 2006. No employees are subject to a collective bargaining agreement. We consider our employee relationships to be good.
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
Real Estate Loan Concentrations – Approximately 76% of our loan portfolio is secured by real estate collateral, including 34% concentrated in construction, land development and land loans and 28% concentrated in commercial real estate loans. In 2007, the banking industry faced significant economic challenges as a result of the subprime mortgage fallout. Over the last several years, subprime mortgage loans (loans offered to borrowers with weakened credit histories) contributed to residential real estate growth. Due to growing concerns about the underlying quality of these loans, funding for these loans rapidly dissipated during 2007. The resulting slowdown in residential real estate markets has led to lower demand for real estate construction and development loans. In some instances, the slowdown has stressed our borrowers’ ability to perform on loans. If these effects continue or become more pronounced, loan losses may increase and our financial condition and results of operations may be adversely impacted.
Adequacy of Loan Loss Allowance – We have established a reserve for probable losses we expect in connection with loans in our loan portfolio. This allowance reflects our estimates of the collectibility of certain identified loans, as well as an overall risk assessment of total loans outstanding. Our determination of the amount of loan loss allowance is subjective; although we apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the allowance for loan losses will be sufficient to protect against losses that ultimately may occur. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which would adversely impact our results of operations and financial condition.
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
Geographic Concentration – Substantially all of our business is derived from a twelve–county area in northern and central Oregon and southern and central Washington. The communities we serve typically have population bases of 20,000 to 250,000, and have traditionally created employment opportunities in the areas of agriculture, timber, electrical power generation, light manufacturing, construction and transportation. While we have built our expansion strategy around these growing and diverse geographic markets, our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions we serve, may have a more pronounced effect upon our business than they might on an institution that is more broadly diverse in geographic concentration. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.
Regulation – We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect depositors, borrowers and shareholders. These regulations can sometimes impose significant limitations on our operations. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes. Changes in laws and regulations may affect our cost of doing business, limit our permissible activities (including insurance and securities activities), or our competitive position in relation to credit unions, savings associations and other financial institutions. These changes could also reduce federal deposit insurance coverage, broaden the powers or geographic range of financial holding companies, alter the taxation of financial institutions and change the structure and jurisdiction of various regulatory agencies.

Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to ensure adequate compliance. Overall, the effect of laws and regulations may have an adverse impact on our business, financial condition and results of operations.
We pay income taxes based on federal and state legislation and regulations. We provide for current and deferred taxes in our financial statements based on our results of operations, business activity, legal structure, interpretation of tax statutes, and estimates of future tax rates. We may take filing positions or follow tax strategies that may be subject to challenge. Our net income and earnings per share may be reduced if a federal, state, or local authority assessed charges for taxes that have not been provided for in our financial statements. There can be no assurance that we will achieve our effective tax rate or that taxing authorities will not change tax legislation, challenge filing positions, or assess taxes, penalties, and interest charges.
Nasdaq Listing Qualifications— Under applicable Nasdaq rules, a company listed on The Nasdaq Stock Market must obtain shareholder approval prior to entry into an equity compensation arrangement with its officer and/or directors. We inadvertently issued equity compensation in excess of the number of shares authorized under the Columbia Bancorp 1999 Stock Incentive Plan, as amended in 2002. We notified Nasdaq of this violation and Nasdaq has made a preliminary indication that it will not delist our securities from the Nasdaq Global Select Market at this time, but instead will be issuing a letter of reprimand to Columbia. As a condition to this letter of reprimand, our officers and directors have conditionally waived their right to vested and unvested restricted stock and waived their right to exercise options granted in excess of those approved under the Plan pending a favorable vote of Columbia’s shareholders at the annual meeting to be held on April 24, 2008 to increase the number of shares subject to our equity compensation plan, including ratification of the excess issuances. No definitive determination has been made by Nasdaq at this time. Were we to fail in any material respect to comply with this or other Nasdaq rules in the future, Nasdaq may impose more negative sanctions against us, including trading halts and delisting procedures with respect to our common stock. A delisting from Nasdaq, if it were to occur, could materially impair the liquidity of our securities and could adversely affect the trading price of our common stock.
Competition – Competition may adversely affect our performance. The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in originating loans. We compete for loans principally based on the efficiency and quality of our service and also based on pricing of interest rates and loan fees. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the prices charged for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.
Credit Risk – A source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, which we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses may adversely impact our financial condition and results of operations.
Loans with variable interest rates comprise approximately 85% of our loan portfolio as of December 31, 2007. If interest rates increase, variable rate loan payments will increase and our borrowers may have difficulty making payments as they come due. This increase in credit risk may have a material adverse effect on our financial condition and results of operations.
ITEM 1B UNRESOLVED STAFF COMMENTS
We had no unresolved staff comments from the Securities and Exchange Commission.

ITEM 2 PROPERTIES
We had a network of 22 full-service branches as of December 31, 2007. We own 13 of our 22 branch properties free of encumbrances. All of our branches, except our Lake Oswego, Vancouver, Yakima and Sunnyside branches, have drive-up facilities. Our CRB Mortgage Team operates from the second floor of our Bend branch: 1701 NE Third Street.
A summary of our branch facilities follows:

			Year
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status
Oregon Branches

The Dalles (Main) Wasco County	316 East Third Street	11,441	1977	Owned

The Dalles (Cherry Heights) Wasco County	500 Cherry Heights Rd	1,800	2006	Owned

Hood River Branch Hood River County	2650 Cascade Avenue	6,875	1993	Owned

Madras Branch Jefferson County	624 SW Fourth Street	7,660	1995	Owned

Redmond Branch Deschutes County	434 North Fifth Street	5,900	1995	Owned

South Redmond Branch Deschutes County	1502 SW Odem Medo Rd	5,078	2004	Leased

Bend Branch Deschutes County	1701 NE Third Street	8,306	1996	Owned

Shevlin Center Branch(1) Deschutes County	925 SW Emkay Drive	15,000	1999	Owned

Wall Street Branch Deschutes County	1133 Wall Street	12,421	2004	Leased

Hermiston Branch Umatilla County	1033 South Highway 395	4,700	1998	Owned

Pendleton Branch Umatilla County	2101 SW Court Place	4,700	1999	Owned

McMinnville Branch(1) Yamhill County	723 N Baker	9,893	1998	Owned

Canby Branch Clackamas County	223 NE 2nd Street	3,615	2001	Leased

Newberg Branch Yamhill County	901 N Brutscher St, Ste A	3,900	1999	Leased

Lake Oswego Clackamas County	5665 SW Meadows Rd.	3,466	2006	Leased

			Year
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status
Washington Branches

White Salmon Branch Klickitat County	390 NE Tohomish Street	5,500	1996	Owned

Goldendale Branch Klickitat County	202 West Main Street	6,105	1996	Owned

Meadow Springs Branch Benton County	139 Gage	10,000	2006	Leased

Pasco Branch Franklin County	4725 Road 68	3,700	2006	Owned

Yakima Branch	501 W. Lincoln Ave,
Yakima County	Ste B	2,341	2006	Leased

Sunnyside Branch	2640 Yakima Valley Hwy,
Yakima County	Ste 3	1,653	2006	Leased

Vancouver Branch (2)	17800 SE Mill Plain Blvd.,
Clark County	Ste 100	408	2007	Leased

Other Facilities

The Dalles Administration Wasco County, OR	401 E Third St, Suite 200	22,199	2002	Leased

Vancouver Administration (2)	17800 SE Mill Plain Blvd.,
Clark County, WA	Ste 100	6,237	2007	Leased

(1)	Branch operations are located on the first floor. The second floor is leased to other parties.

(2)	Vancouver, WA facility houses both temporary branch and administrative operations.

ITEM 3 LEGAL PROCEEDINGS
During the normal course of our business, we are party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to our business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings. We are currently aware of two legal proceedings, detailed below.
Smith-Rattray Farms, et al., v. Columbia River Bank, et al.
Columbia Bancorp and Columbia River Bank were named as defendants in the United States District Court for the District of Oregon in a case captioned Smith-Rattray Farms, et al. v. Columbia River Bank, et al. The plaintiffs sought compensatory, punitive and other damages totaling approximately $48.40 million, as well as injunctive and other relief. At a judicial settlement conference on March 28, 2007, all parties to the case agreed to a confidential settlement. The settlement does not involve a payment from either Columbia Bancorp or Columbia River Bank to the plaintiffs that would have any material effect on Columbia Bancorp’s earnings. The parties to the case are continuing to implement the confidential settlement terms. As of the filing date of this report, Management believes the implementation will not involve any payment from either Columbia Bancorp or Columbia River Bank that would have any material effect on Columbia Bancorp’s earnings.
J.R. Simplot Company v. Smith-Rattray Farms, LLC, et al.
Columbia River Bank (incorrectly identified in the pleadings as Columbia Bancorp dba Columbia River Bank) is named as a defendant in J.R. Simplot Company v. Smith-Rattray Farms, LLC, et al., Case No. 07-2-50218-4, in Franklin County Superior Court in Washington. This case is a lien foreclosure action filed by J.R. Simplot Company to foreclose its agricultural services lien on the potatoes grown by Smith-Rattray Farms LLC, a borrower of Columbia River Bank. Defendant Smith-Rattray Farms LLC (and another entity owned by the same principals, Blue Ridge Seed, LLC) filed cross-claims against the Bank. The cross-claims allege that the Bank has a duty to indemnify Smith-Rattray Farms LLC and Blue Ridge Seed, LLC for all amounts sought by J.R. Simplot Company and another lien creditor named as a defendant, Mountain Oil, LLC, as a result of the settlement of Smith-Rattray Farms, et al. v. Columbia River Bank, et al. filed in the United States District Court for the District of Oregon. The Bank has tendered into the Court all the proceeds in its possession from the crop collateral at issue in the case, and denies that it is required to indemnify Smith-Rattray Farms LLC and/or Blue Ridge Seed, LLC. The case is still pending. As of the filing date of this report, Management believes the resolution of this dispute is not likely to have a material adverse impact on Columbia’s results of operations.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of securities holders of Columbia during the quarter ended December 31, 2007.
PART II
ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Columbia Bancorp’s common stock trades on the Nasdaq Global Select Market under the symbol “CBBO.” Trading of our stock on Nasdaq commenced on November 6, 1998. High and low trading prices per share of our common stock for 2007 and 2006 are presented in the table below. All prices have been adjusted for subsequent stock splits and dividends. Prices do not include retail markups, markdowns, or commissions and may not represent actual transactions.

We declared and paid quarterly cash dividends per share of common stock as presented below. Our principal source of cash for stockholder dividends is dividends paid by our wholly-owned operating subsidiary, Columbia River Bank. Federal and state banking laws and regulations impose strict limitations upon a bank’s ability to pay dividends, including requirements to comply with minimum capital requirements and other bank safety and soundness criteria. To the extent our subsidiary fails to comply with these requirements, it will be unable to pay dividends to Columbia Bancorp, which will materially restrict the ability to pay dividends to our shareholders.
As of February 20, 2008, we had 10,048,220 shares issued and outstanding of no par value common stock, which were held by 778 shareholders of record.
Table 1

	2007			2006
	Stock Trading Range		Cash Dividend	Stock Trading Range		Cash Dividend
	High	Low	Declared	High	Low	Declared
First Quarter	$25.29	$22.86	$0.10	$23.88	$20.06	$0.09
Second Quarter	24.21	19.28	0.10	27.45	21.80	0.10
Third Quarter	21.99	17.62	0.10	26.00	22.34	0.10
Fourth Quarter	19.72	16.31	0.10	28.05	23.43	0.10
Securities authorized for issuance under equity compensation plans
The following table presents information about securities authorized for issuance under equity compensation plans as of December 31, 2007:

Number of securities
remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column(a))
Table 2	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—

Equity compensation plans not approved by security holders (1)	444,594	$11.96	—
(1)	On February 22, 2008, Columbia notified the Listing Qualifications department of The Nasdaq Stock Market Inc. that during a review of its corporate, securities and compliance issues it discovered evidence that may suggest that Columbia is presently not in compliance with NASD Rule 4350(i)(1)(A), which requires that listed companies obtain shareholder approval prior to entry into an equity compensation arrangement with its officers and/or directors. Specifically, Columbia inadvertently issued equity compensation in excess of the number of shares authorized under the Columbia Bancorp 1999 Stock Incentive Plan, as amended in 2002 (the “Plan”). Columbia notified The Nasdaq Stock Market of this violation and the Nasdaq has made a preliminary indication that it will not delist our securities from the Nasdaq Global Select Market at this time, but instead will be issuing a letter of reprimand to Columbia, which among other things will require that the officers and directors of Columbia have waived their right to vested and unvested restricted stock and to exercise options granted in excess of those approved under the Plan pending a vote of Columbia’s stockholders at the annual meeting to be held on April 24, 2008, on the approval of the excess shares that were granted. If shareholder approval is not obtained, the officers and directors will be deemed to have relinquished any right they have in such vested and unvested restricted stock and options.

Performance Graph
The following graph compares the yearly percentage change in the cumulative shareholder return on Columbia’s common stock during the five years ended December 31, 2007, with: (1) the All Nasdaq U.S. Stocks Index as reported by the Center for Research in Security Prices; and (2) the Nasdaq Bank Index as reported by the Center for Research in Security Prices. This comparison assumes that: (1) on December 31, 2002 $100.00 was invested in Columbia’s common stock; (2) that all cash dividends were reinvested prior to any tax effect; and (3) that all shares issued pursuant to stock dividends and splits were retained.
COLUMBIA BANCORP
TOTAL CUMULATIVE SHAREHOLDERS RETURN FOR
THE PERIOD ENDED DECEMBER 31, 2007
Sales of Unregistered Securities
We had no sales of unregistered securities during the fourth quarter of 2007.
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
Table 3

	As of and for the Years Ended December 31,
(dollars in thousands except per share data)	2007	2006	2005	2004	2003
Income Statement Data
Interest income	$79,524	$70,674	$53,589	$42,708	$38,230
Interest expense	26,508	18,002	11,302	7,328	6,831

Net interest income	53,016	52,672	42,287	35,380	31,399
Loan loss provision	4,740	2,900	3,115	2,760	2,575
Net income	14,482	15,775	13,670	10,735	9,834
Balance Sheet Data
Investment securities	$34,182	$37,704	$36,780	$45,398	$31,682
Total loans, net	866,830	801,871	677,686	574,125	464,350
Total assets	1,042,708	1,033,188	841,239	715,373	584,136
Total deposits	922,893	859,065	707,822	606,944	496,358
Notes payable	6,278	70,014	45,691	34,889	21,983
Shareholders’ equity	102,238	91,018	77,492	65,877	57,804
Per Share Data
Earnings per common share
Basic earnings per common share(1)	$1.45	$1.60	$1.39	$1.11	$1.03
Diluted earnings per common share(1)	1.42	1.55	1.36	1.08	0.99
Cash dividends declared per common share (1)	0.40	0.39	0.33	0.32	0.28
Book value per common share (1)	10.18	9.12	7.86	6.78	6.01
Capital Ratios
Tier I capital ratio (2)	10.51%	10.11%	9.70%	9.80%	10.46%
Total risk-based capital ratio (3)	11.76	11.36	10.95	11.05	11.71
Leverage ratio (4)	9.75	8.54	9.77	8.74	9.19
Financial Ratios
Return on average assets	1.43%	1.79%	1.77%	1.64%	1.71%
Return on average equity	14.96	18.72	19.01	17.50	18.25

(1)	Prior periods have been adjusted to reflect 10% stock dividend effective December 29, 2005

(2)	Tier I capital divided by risk-weighted assets.

(3)	Total regulatory capital divided by risk-weighted assets.

(4)	Tier I capital divided by average total assets.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section contains forward-looking statements and should be read after considering “Disclosure Regarding Forward-Looking Statements” at the beginning of this document, as well as the “Risk Factors” in Item 1A of this document. The following discussion should also be read in conjunction with our audited consolidated financial statements and accompanying notes as of December 31, 2007 and 2006 and for each of the three years ended December 31, 2007, 2006 and 2005, included elsewhere in this report.
Critical Accounting Estimates
“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate the estimates used, including the adequacy of the allowance for loan losses, impairment of intangible assets, contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that we consider reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of our consolidated financial statements.
The allowance for loan losses represents an estimate of probable losses associated with our loan portfolio and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing loan trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 76% of our loan portfolio is secured by real estate collateral. In 2007, real estate values in parts of Oregon and Washington started to decline based on current appraisals. This contributed to an increase in the allowance for loan losses and recognition of additional loan loss provision during the second half of 2007. Further increases in the allowance for loan losses may result during 2008 if real estate values continue to decline.
As of December 31, 2007, our goodwill totaled $7.39 million as a result of business combinations. We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142 that requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. No impairment of goodwill has been identified during the initial and subsequent annual assessments.
Overview
Columbia Bancorp (“Columbia”) is a financial holding company organized in 1996 under Oregon Law. Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB,” the “Bank”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. CRB offers a broad range of services to its customers, primarily small and medium sized businesses and individuals.
We have a network of 22 full-service branches throughout Oregon and Washington. In Oregon, we operate 15 branches that serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the Willamette Valley communities of McMinnville, Canby, Lake Oswego and Newberg. In Washington, we operate 7 branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside, Richland and Vancouver.

Our goal is to grow our earning assets while maintaining a high return on equity and high asset quality. We work to achieve this goal by emphasizing personalized, value-added banking products and services for our customers; by hiring and retaining high performing, experienced branch and administrative personnel; and by responding quickly to customer demand and growth opportunities. We intend to increase penetration in our existing markets and expand into new markets through suitable acquisitions and new branch openings.
The following table presents an overview of our key financial performance indicators as of and for the years ended December 31:
Table 4

(dollars in thousands except per share data)	2007	2006	2005
Total assets	$1,042,708	$1,033,188	$841,239
Total loans, gross (1)	879,064	813,443	688,724
Total deposits	922,893	859,065	707,822
Net income	14,482	15,775	13,670
Earnings per diluted common share	1.42	1.55	1.36

Return on average assets	1.43%	1.79%	1.77%
Return on average equity	14.96%	18.72%	19.01%
Average equity to average assets ratio	9.55%	9.56%	9.32%
Net interest margin, tax equivalent basis	5.61%	6.44%	5.95%
Efficiency ratio	56.49%	55.00%	53.67%
Cash dividend payout ratio	27.71%	24.56%	24.12%

(1)	Loans include portfolio and loans held-for-sale and exclude allowance for loan losses and unearned loan fees.
Financial Highlights
2007 compared to 2006
•	Demand for real estate construction and development loans during the first half of 2007 contributed to gross loan growth of 8%.

•	Deposits grew 7% primarily due to promotionally priced certificate of deposit offerings and higher wholesale deposit borrowings.

•
Net interest income increased 1% primarily due to the net effect of volume increases in loans and time deposits. Net interest margin decreased from 6.44% to 5.61% as a result of Fed Funds rate cuts, promotionally priced deposit products and an increase in wholesale borrowings.

•
Provision for loan losses increased 63% to provide for the effect of an agricultural loan charge-off during the first half of 2007 and for the real estate downturn that began during the second half of 2007.

•
Occupancy expense increased 21% due to the opening of a joint branch and administration facility in Vancouver, Washington and due to a full year of expenses associated with branches opened during 2006.

•	Other non-interest expense increased 13% due to legal and other costs associated with a charged-off agricultural loan, as well as higher software licensing expense and consulting fees.

2006 compared to 2005
•
New branches in Richland, Pasco, Yakima and Sunnyside, Washington contributed $45.95 million in loan growth and $43.17 million in deposit growth, as well as increases in net interest income and non-interest expenses.

•	Loan growth of 18% from our new and existing branches, combined with Federal Reserve interest rate increases, increased loan interest income 33%.

•
Net interest margin increased from 5.95% to 6.44% due to the effect of rising interest rates. The positive effect of rising interest rates on our variable rate loan portfolio outpaced the negative effect from our borrowings and deposit accounts.

•	Salaries and benefits increased 24% primarily due to employees hired to staff new branch and administrative positions, annual merit increases and market salary adjustments.
Net income for the year ended December 31, 2005 includes the effects of the following items:
•	State of Oregon corporate kicker tax benefit of $328,250 contributed earnings of $0.03 per diluted share.

•	Gain from sale of the mortgage servicing asset of $560,588 contributed earnings of $0.04 per diluted share, net of income tax.

•	Collection of $336,000 in non-accrual interest associated with 2004 contributed earnings of $0.02 per diluted share, net of income tax.
Operational Highlights
During 2007, we realigned some of the roles of our executive management team and expanded the team to include new members. In late December 2006, Christine Herb was hired as Executive Vice President and Chief Information Officer. In January 2007, Bob Card was promoted to Executive Vice President and Director of Risk Management. In September 2007, we announced that Greg Spear would serve as Vice Chair and continue as Chief Financial Officer overseeing our finance, information technology, operations teams and our Vancouver expansion. We also announced that Staci Coburn was promoted to Corporate Vice President and Chief Accounting Officer, as well as Principal Accounting Officer for Columbia Bancorp. In October 2007, Brian Devereux was hired as Executive Vice President and Chief Operating Officer. Ms. Herb, Ms. Coburn and Mr. Devereux report to Mr. Spear. In November 2007, we hired Tamera Millington Bhatti as Corporate Vice President and Director of Human Resources. Britt Thomas, Executive Vice President and Chief Credit Officer, resigned in October 2007. We expect to fill this position during the first quarter of 2008 as we finish the recruitment and interview process.
A key focus for 2007 was the enhancement and re-engineering of our administrative support teams, including: finance, information technology and operations. This focus followed a period of growth and expansion on the retail side of the bank over the last several years. These changes are designed to achieve more effective and efficient product and service delivery that will benefit our customers. In addition to these administrative changes, we realigned the reporting structure of our retail functions to streamline reporting relationships and focus our activities around growing low cost deposits.
In July 2007, we opened a new Vancouver, Washington facility that includes a temporary branch and space for administrative employees. We plan to complete construction of a permanent Vancouver branch location in late 2008. During 2007, we also started construction of permanent branch facilities in Yakima and Sunnyside, Washington to replace our current temporary facilities. We expect to complete construction of the permanent Yakima and Sunnyside branches during the second and third quarters of 2008.

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
Average Balances and Average Rates Earned and Paid – The following table presents average balances of assets and liabilities, the related interest income or expense and the resulting average yield or rate:
Table 5

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Interest earning assets:
Loans (1)	$859,483	$75,104	8.74%	$744,067	$67,027	9.01%	$623,656	$50,572	8.11%
Investment securities
Taxable securities	22,839	1,103	4.83	23,463	993	4.23	23,921	746	3.12
Nontaxable securities (2)	10,530	742	7.05	11,849	844	7.12	12,941	905	6.99

Total investment securities	33,369	1,845	5.53	35,312	1,837	5.20	36,862	1,651	4.48
Interest earning balances due from banks	17,390	849	4.88	14,563	689	4.73	17,699	496	2.80
Federal funds sold	39,772	1,985	4.99	28,394	1,416	4.99	37,615	1,177	3.13

Total interest earning assets	950,014	79,783	8.40	822,336	70,969	8.63	715,832	53,896	7.53
Nonearning assets	63,424			58,745			55,820

Total assets	$1,013,438			$881,081			$771,652

Interest bearing liabilities:
Interest bearing demand and savings accounts	$335,262	$8,842	2.64%	$320,481	$6,931	2.16%	$287,504	$4,051	1.41%
Time deposits and IRAs	338,524	16,616	4.91	219,084	9,407	4.29	174,495	5,893	3.38
Borrowed funds	19,717	1,050	5.33	33,746	1,664	4.93	33,652	1,358	4.04

Total interest bearing liabilities	693,503	26,508	3.82	573,311	18,002	3.14	495,651	11,302	2.28
Non-interest bearing deposits	220,325			219,526			198,316

Total deposits and borrowed funds	913,828			792,837			693,967

Other liabilities	2,820			3,986			5,766

Total liabilities	916,648			796,823			699,733
Shareholders’ equity	96,790			84,258			71,919

Total liabilities and shareholders’ equity	$1,013,438			$881,081			$771,652

Net interest income (tax equivalent)		$53,275			$52,967			$42,594

Net interest income (as reported)		$53,016			$52,671			$42,287

Average yield on average earning assets			8.40%			8.63%			7.53%

Interest expense to average earning assets			2.79%			2.19%			1.58%

Net interest margin(3)			5.61%			6.44%			5.95%

Net interest spread			4.58%			5.49%			5.25%

(1)	Non-accrual loans and loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at a rate of 35%

(3)	Net interest margin is computed by dividing net interest income (taxable equivalent basis) by total average interest earning assets.
Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages the pricing and duration of its assets and liabilities. From 2006 to 2007, our tax equivalent net interest margin decreased from 6.44% to 5.61% primarily due to the following factors. First, loan yields decreased following three Fed Funds rate cuts since September 2007. Second, during the year we offered promotionally priced certificate of deposit and interest bearing deposit products to attract and retain deposit customers. Finally, we added wholesale deposits to support loan growth and minimize across-the-board rate increases in our retail deposit portfolio (see discussion of wholesale deposits under “Deposit” section below).

From 2005 to 2006, our tax equivalent net interest margin increased from 5.95% to 6.44% primarily due to the following factors. First, our asset sensitive balance sheet re-priced to higher interest rates as the Fed Funds rate increased during the first half of 2006. Second, we minimized increases in our deposit interest rates by employing a relationship pricing strategy. Finally, we selectively utilized wholesale liabilities during periods of slow deposit growth.
We expect our net interest margin will continue to trend lower due to two Fed Funds rate cuts in January 2008. Our balance sheet is asset sensitive, meaning that assets re-price, or adjust to market interest rates, more rapidly than liabilities. As a result, decreases in the Fed Funds rate negatively impact interest income as variable rate loans tied to the Prime Rate re-price (the Prime Rate has historically followed changes in the Fed Funds rate). Lower interest rates on our loans combined with the competitive deposit environment and lagging re-pricing of liabilities will contribute to decreases in net interest margin.
Changes in net interest income result from changes in volume and net interest spread. Volume refers to the dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
Analysis of Changes in Interest Differential – The following table presents increases in net interest income attributable to volume changes versus rate changes:
Table 6

	2007 over 2006			2006 over 2005			2005 over 2004
	Increase (Decrease) due to			Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change
Interest earning assets:
Loans	$10,412	$(2,335)	$8,077	$9,772	$6,683	$16,455	$5,971	$3,361	$9,332
Investment securities
Taxable securities	(27)	137	110	(14)	261	247	182	129	311
Nontaxable securities	(60)	(6)	(66)	(59)	10	(49)	(20)	1	(19)
Balances due from banks	134	26	160	(88)	281	193	102	179	281
Federal funds sold	569	—	569	(288)	527	239	341	635	976

Total	11,028	(2,178)	8,850	9,323	7,762	17,085	6,576	4,305	10,881

Interest bearing liabilities:
Interest bearing demand and savings accounts	311	1,600	1,911	468	2,412	2,880	364	2,211	2,575
Time deposits	5,116	2,093	7,209	1,512	2,002	3,514	489	850	1,339
Borrowed funds	(692)	78	(614)	5	301	306	(150)	210	60

Total	4,735	3,771	8,506	1,985	4,715	6,700	703	3,271	3,974

Net increase (decrease) in net interest income	$6,293	$(5,949)	$344	$7,338	$3,047	$10,385	$5,873	$1,034	$6,907

During 2007, net interest income increased primarily as a result of volume increases in interest earning loans, offset by volume increases in interest bearing time deposits, lower rates earned on loans and higher rates paid on deposits. While interest rates paid on loans are closely aligned with changes in the Fed Funds rate, deposit interest rates have continued to trend upward due to the competitive deposit environment.
During 2006, net interest income increased primarily due to loan volume increases and higher rates earned on loans. The increase was partially offset by increases in interest rates paid on deposits. Loan volume increases during 2006 resulted primarily from the following: (1) strong demand for real estate loans in our Central Oregon, Willamette Valley and Columbia Basin regions; (2) loans originated by our Lake Oswego branch; and (3) loan growth from new branches in Richland, Pasco, Yakima and Sunnyside, Washington. Rate changes during 2006 are consistent with changes in the Fed Funds rate, which increased four times during the first half of 2006. After the final increase in June 2006, the Fed Funds rate remained unchanged at 5.25% until September 2007.

During 2005, net interest income increased primarily as a result of loan volume increases, higher rates earned on loans offset by higher rates paid on interest bearing deposit accounts. Loan volume increased due to strong demand for real estate loans. Higher interest rates resulted from the eight Fed Funds rate increases during 2005.
Provision for Loan Losses
Our provision for loan losses represents an expense to establish an adequate allowance for loan losses and deposit account overdraft losses. Charges to the provision for loan losses result from our ongoing analysis of probable losses in our loan portfolio.
Charges to provision for loan losses totaled $4.74 million, $2.90 million and $3.12 million for the years ended December 31, 2007, 2006 and 2005, respectively. From 2006 to 2007, the provision increased to provide for the effect of an agricultural loan charge-off during the first half of 2007 and for the real estate downturn that began during the second half of 2007. The decrease in the provision from 2005 to 2006 was the net result of improving credit quality trends, reduced levels of net loan charge-offs and moderate loan growth.
Non-interest Income
Non-interest income is comprised of service charges and fees, credit card discounts, financial services revenue, mortgage banking revenue and gains from the sale of loans, securities and other assets. Mortgage banking revenue includes service release premiums, revenues from the origination and sale of mortgage loans and net revenues from mortgage servicing activities, which was discontinued in 2005. Financial services revenue is derived from the sale of investments and financial planning services to our customers.
From 2006 to 2007, non-interest income increased 10% primarily due to higher revenues from mortgage banking and financial services. Compared to 2006, mortgage loan originations were higher during the first half of 2007 and resulted from the addition of mortgage loan officers. Mortgage banking revenue increases were offset by higher salary and benefit costs associated with the hiring of additional mortgage loan officers. Financial services revenues are higher because sales representatives hired during the last two years have now fully developed a strong client base and overall sales per representative have increased.
From 2005 to 2006, non-interest income decreased 4% due to the following factors:
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

Non-interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy costs, item and statement processing, advertising, data processing and other non-interest expenses.
Non-interest expense increased 5% from 2006 to 2007 primarily due to the following factors:
•	Occupancy expense increased 21% due to the opening of a joint branch and administration facility in Vancouver, Washington and due to a full year of expenses associated branches opened during 2006.

•	Other non-interest expense increased 13% primarily due to legal fees and other costs associated with a charged-off agricultural loan, as well as higher software licensing expense and consulting fees.
Non-interest expense increased 22% from 2005 to 2006 primarily due to the following factors:
•
Higher salary and benefits expenses: We hired employees to staff new branches and new administrative positions. As of December 31, 2006, full-time equivalent employees (“FTE”) totaled 362 compared to 312 as of December 31, 2005, a 16% increase. In addition, salaries for existing FTE increased due to annual merit increases and market salary adjustments.

•	Higher occupancy costs and other non-interest expenses related to the incremental costs of new branches opened during 2006.
The efficiency ratio measures how well a bank manages its overhead costs. The ratio represents non-interest expense as a percentage of interest income and non-interest income. Our efficiency ratio measured 56.49% for 2007, compared to 55.00% for 2006 and 53.67% for 2005. Increases in the efficiency ratio resulted from increases in non-interest expense that outpaced the growth of total revenues. For 2008, we expect our efficiency ratio will trend higher as we continue to re-engineer our core operations to improve efficiency and drive future revenue growth.
Income Taxes
Combined federal and state effective tax rates were 37.15% for 2007, 37.45% for 2006 and 35.52% for 2005. Effective tax rates differ from combined statutory rates of 38.90% primarily due to the effects of nontaxable investment interest income, purchased state tax credits and non-taxable revenue from the increase in cash surrender value of life insurance policies.
Our effective tax rate for 2005 was affected by the Oregon corporate kicker tax credit, which totaled $328,250. The Oregon Constitution provides the corporate kicker tax credit in certain years when state revenues exceed forecasted amounts.
We expect our 2008 effective tax rate will range between 36.00% and 37.50% and may vary depending on our level of participation in state income tax credits.

Financial Condition
Table 7
Summary Balance Sheets

	December 31,			Increase (Decrease)
(dollars in thousands)	2007	2006	2005	12/31/06 – 12/31/07		12/31/05 – 12/31/06
ASSETS
Federal funds sold	$49,100	$58,930	$29,282	$(9,830)	-17%	$29,648	101%
Investments	34,182	37,704	36,780	(3,522)	-9	924	3
Total loans, net	866,830	801,871	677,686	64,959	8	124,185	18
Other assets (1)	92,596	134,683	97,491	(42,087)	-31	37,192	38

Total assets	$1,042,708	$1,033,188	$841,239	$9,520	1%	$191,949	23%

LIABILITIES
Non-interest bearing deposits	$224,092	$235,037	$220,450	$(10,945)	-5%	$14,587	7%
Interest bearing deposits	698,801	624,028	487,372	74,773	12	136,656	28

Total deposits	922,893	859,065	707,822	63,828	7	151,243	21

Other liabilities (2)	17,577	83,105	55,925	(65,528)	-79	27,180	49

Total liabilities	940,470	942,170	763,747	(1,700)	—	178,423	23

SHAREHOLDERS’ EQUITY	102,238	91,018	77,492	11,220	12	13,526	17

Total liabilities and shareholders’ equity	$1,042,708	$1,033,188	$841,239	$9,520	1%	$191,949	23%

(1)	Includes cash and due from banks, property and equipment, accrued interest receivable and intangible goodwill.

(2)	Includes notes payable, accrued interest payable and other liabilities.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand at our branches and cash due from other banks, interest bearing deposits with other banks and federal funds sold. Cash on hand balances were generally consistent throughout the year. Interest bearing deposits and federal funds sold can fluctuate significantly on a day-to-day basis due to cash demands, customer deposit levels, loan activity and future expected cash flows. Our goal is to maximize our investment of excess cash in interest bearing investments, which are readily available to meet our liquidity needs.

Investments
The following table presents the carrying value of our investment security portfolio as of December 31:
Table 8

	2007		2006		2005		2004
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Investments available-for-sale:
U.S. Government obligations	$19,419	57%	$19,827	53%	$16,680	45%	$23,899	53%
Obligations of states and political subdivisions	208	1	361	1	553	1	674	2
Equity securities	1,147	3	638	2	611	2	606	1

	20,774	61	20,826	56	17,844	48	25,179	56

Investments held-to-maturity:
Obligations of states and political subdivisions	8,798	26	11,230	30	12,053	33	12,535	28
Mortgage-backed securities	2,171	6	3,129	8	4,363	12	5,174	11
U.S. Government obligations	—	—	80	—	81	—	81	—

	10,969	32	14,439	38	16,497	45	17,790	39

Restricted equity securities	2,439	7	2,439	6	2,439	7	2,429	5

Total investment securities	$34,182	100%	$37,704	100%	$36,780	100%	$45,398	100%

Investment securities decreased 9% from 2006 to 2007 primarily due to called or matured investment securities and principal repayments on mortgage-backed securities. Investment securities increased 3% from 2005 to 2006 primarily due to investment purchases totaling $9.16 million, which were partially offset by investment maturities totaling $8.43 million. The majority of investment purchases during 2007 and 2006 replaced matured securities pledged as collateral for public agency deposits.
For the year ended December 31, 2007, no single investment security equaled or exceeded 10% of consolidated shareholders’ equity.
The maturities of investment securities, segmented by amortized cost, estimated fair value, and tax equivalent yields, were as follows as of the dates indicated:
Table 9

	December 31, 2007			December 31, 2006			December 31, 2005
	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
(dollars in thousands)	Cost	Fair Value	Yield(1)	Cost	Fair Value	Yield(1)	Cost	Fair Value	Yield(1)
U.S. Government obligations:
One year or less	$8,996	$8,990	4.49%	$5,861	$5,795	5.15%	$6,000	$5,926	4.60%
One to five years	6,301	6,347	4.57	14,225	14,110	5.15	11,096	10,836	4.72
Five to ten years	4,000	4,080	4.77	—	—	—	—	—	—
Over ten years	—	—	—	—	—	—	—	—	—

Mortgage-backed securities:
One year or less	363	361	4.28	1,312	1,301	5.50	2,347	2,333	5.30
One to five years	1,261	1,255	4.25	1,507	1,480	4.49	1,568	1,557	4.55
Five to ten years	243	242	5.14	203	198	5.02	441	434	4.09
Over ten years	304	306	5.82	107	104	4.87	7	7	6.50

Obligations of states and political subdivisions:
One year or less	495	501	5.60	281	282	5.78	1,171	1,173	5.17
One to five years	5,639	5,729	6.31	3,830	3,857	6.06	3,031	3,081	6.27
Five to ten years	2,869	2,896	6.74	7,474	7,597	6.06	7,943	8,198	6.16
Over ten years	—	—	—	—	—	—	449	437	6.89

Total debt securities	30,471	30,707	5.11%	34,800	34,724	5.47%	34,053	33,982	5.32%

Equity securities	1,161	1,147		619	638		596	611
Restricted equity securities	2,439	2,439		2,439	2,439		2,439	2,439

Total securities	$34,071	$34,293		$37,858	$37,801		$37,088	$37,032

(1)	Weighted average yields are stated on a federal tax equivalent basis at a rate of 35% and have been annualized, where appropriate.

Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development, real estate, commercial, consumer, agriculture and credit cards.
Our loan portfolio, excluding loans held-for-sale, was as follows for the years ended December 31:
Table 10

	2007		2006		2005		2004		2003
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Commercial	$129,018	15%	$136,582	17%	$101,261	15%	$93,618	16%	$86,163	19%
Agricultural	70,095	8	86,218	11	84,271	12	79,224	14	64,059	14
Real estate secured loans:
Commercial property	241,544	28	243,391	31	199,065	30	156,175	27	125,359	27
Farmland	48,739	6	44,178	5	46,518	7	50,585	9	42,301	9
Construction	294,398	34	212,826	27	184,331	27	139,415	25	87,427	19
Residential	41,149	5	46,547	6	30,955	5	29,584	5	34,295	7
Home equity lines	23,144	3	13,410	2	14,747	2	10,701	2	4,799	1

Total real estate	648,974	76	560,352	71	475,616	71	386,460	68	294,181	63

Consumer	11,630	1	12,541	1	13,775	2	14,386	2	18,242	4
Other	11,208	1	10,212	1	7,923	1	7,660	1	6,975	1

Total gross loans	870,925	101	805,905	101	682,846	101	581,348	101	469,620	101

Less unearned loan fees	(1,060)	—	(1,428)	—	(1,513)	—	(1,556)	—	(1,450)	—
Less allowance for loan losses	(11,174)	(1)	(10,143)	(1)	(9,526)	(1)	(8,184)	(1)	(6,612)	(1)

Loans receivable, net	$858,691	100%	$794,334	100%	$671,807	100%	$571,608	100%	$461,558	100%

Volume change from prior year		8%		18%		18%		24%		9%

Gross loans increased $65.02 million, or 8%, from 2006 to 2007 primarily due to demand for real estate construction loans during the first half of 2007. Compared to 2006, agricultural loan balances were lower due to strong commodity prices resulting in lower borrowing demand for agricultural loan customers. Beginning in the second quarter and through the end of 2007, there was a slowing demand for real estate loans throughout our market areas. The slowdown is primarily related to the subprime lending issues facing the banking industry as a whole. Due to the real estate slowdown, we expect loan growth will moderate from the levels we experienced over the last several years. However, we believe that our growth rate will keep pace with other banks in our selected Pacific Northwest region peer group.
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
As of December 31, 2007, loans secured by real estate comprised 76% of our loan portfolio, compared to 71% as of December 31, 2006 and 2005, respectively. Although this concentration is consistent with our Pacific Northwest community bank peers, we could be subject to losses resulting from declines in real estate development markets and the negative economic effects of fluctuating interest rates. Some borrowers use proceeds from real estate loans for purposes other than real estate development, such as inventory and equipment purchases. In these cases, real estate market declines would represent a more indirect risk of loss because the borrower’s financial condition may not be directly affected by such a decline (also see “Allowance for Loan and Lease Losses” section below).

We participate in non-real estate agricultural lending, which comprises approximately 8% of our total loan portfolio as of December 31, 2007. Agricultural lending has unique challenges that require special expertise. We employ agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. We also diversify our agricultural loan portfolio across numerous commodity types and maintain Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 15% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
We also originate and fund single-family mortgage loans. These loans are generally committed for sale to mortgage investors and held for less than thirty days. Mortgage loans held-for-sale are reported under the caption “Loans held-for-sale” on our balance sheet. As of December 31, 2007, mortgage loans held-for-sale totaled $8.14 million compared to $7.54 million and $4.47 million as of December 31, 2006 and 2005, respectively.
The following table presents our loan portfolio maturities, excluding mortgage loans-held-for-sale, on fixed rate loans and re-pricing dates on variable rate loans:
Table 11

	December 31, 2007
	Less than	3 months-			Over	Total
(dollars in thousands)	3 months	1 year	1-5 years	5-10 years	10 years	loans
Commercial loans	$29,490	$41,655	$33,912	$21,486	$2,475	$129,018
Agricultural loans	24,976	19,961	22,684	2,350	124	70,095
Real estate secured loans:
Commercial property	16,538	14,993	20,965	88,132	100,916	241,544
Farmland	4,344	4,873	6,628	7,938	24,956	48,739
Construction	136,349	120,600	27,867	5,371	4,211	294,398
Residential	2,153	18,248	8,426	5,433	6,889	41,149
Home equity lines	267	9,232	1,477	188	11,980	23,144

Total real estate loans	159,651	167,946	65,363	107,062	148,952	648,974

Consumer	549	913	8,304	1,555	309	11,630
Other	7,433	282	548	114	2,831	11,208

Total loans	$222,099	$230,757	$130,811	$132,567	$154,691	$870,925

Loans with fixed interest rates	$127,283
Loans with variable interest rates — daily reprice	471,672
Loans with variable interest rates — other than daily reprice	271,970

Total loans	$870,925

Loans with rate floors	$550,477
Loans with variable interest rates — daily reprice — on or under rate floors	174,608
Loans with variable interest rates — other than daily reprice — on or under rate floors	63,573
Variable interest rate loans comprise 85% of our portfolio as of December 31, 2007 and 2006. In order to mitigate the negative effect of falling interest rates, we have incorporated interest rate floors into approximately 63% of our loans. As of December 31, 2007, the weighted-average floor rate was 7.65%, whereas the weighted-average rate on loans with floors was 8.74%. As a result, loan interest income will continue to decrease as interest rates decrease.

Our loan policies and procedures establish the basic guidelines governing our lending processes. Generally, the guidelines address our target loan types and markets, underwriting and collateral requirements, terms, pricing, and compliance with laws and regulations. All loans or credit lines are subject to approval procedures and borrowing limitations that apply to the borrower’s total outstanding indebtedness, including the indebtedness of any guarantor. Our policies are reviewed and approved by our Board of Directors.
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
Currently, our loan policies prohibit the extension of credit to any single borrower or group of related borrowers in excess of $10.00 million without approval from our Board Loan Committee. All loans approved by the Board Loan Committee are reviewed by the full Board of Directors at regularly scheduled meetings. Our unsecured legal lending limit was $15.87 million and our real estate secured lending limit was $26.45 million as of December 31, 2007. We rarely originate individual loans for amounts approaching our legal lending limits. Our internal policy establishes a lower lending limit compared to the legal lending limit.
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

Beginning in 2005, in accordance with Financial Institution Letter (“FIL”) 11-2005 issued by the FDIC, we include an analysis of demand deposit overdrafts in the calculation for allowance for loan losses. We assess deposit overdraft risk based on factors developed from our historical loss experience. Historically, deposit overdraft losses have been minimal.
In 2006, we reclassified to a liability account our exposure for credit losses related to off-balance-sheet financial instruments. The liability represents our estimate of probable losses associated with off-balance-sheet financial instruments, which consist of commitments to extend credit, commitments under credit card arrangements, and commercial and standby letters of credit. We had previously included the liability as a component of the allowance for loan losses. Following the reclassification, the liability is included as a component of “Accrued interest payable and other liabilities” on our balance sheet.
The following table presents the allocation of our allowance for loan losses as of December 31:
Table 12

	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in		loans in		loans in		loans in		loans in
		each		each		each		each		each
		category to		category to		category to		category to		category to
(dollars in thousands)	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
Commercial	$1,454	15%	$1,784	17%	$1,064	15%	$1,438	16%	$1,355	18%
Agricultural	1,609	8	3,161	11	3,281	12	2,396	14	1,430	14
Real estate	6,240	75	2,979	70	2,344	70	3,083	67	2,621	63
Consumer	342	1	464	1	478	2	454	2	450	4
Other	103	1	104	1	129	1	25	1	24	1
Off-balance-sheet financial instruments	—	—	—	—	587	—	443	—	380	—
Unallocated	1,426	—	1,651	—	1,643	—	345	—	352	—

Total allowance for loan losses	$11,174	100%	$10,143	100%	$9,526	100%	$8,184	100%	$6,612	100%

The allowance for loan loss allocation table presented above should not be relied upon as an indication of specific amounts or loan types for which future charge-offs may be incurred. The total allowance for loan losses reserve is an allowance that applies to the entire loan portfolio. The table is presented to illustrate management’s internal designation of risk potential between loan types. The unallocated portion of the allowance is intended to recognize the subjective nature of the determination of losses inherent in the overall loan portfolio and provide a level of coverage for losses not otherwise provided for in our specific or general components that make up the allocated portion of our allowance. The unallocated portion of the allowance is representative of other qualitative factors relevant to our portfolio as a whole, but not captured in the known risk adjustments or historical loss rates that are attributed to specific loans or loan classes in the allocated portion of the allowance.

The following table presents our loan loss experience for the years ended December 31:
Table 13

(dollars in thousands)	2007	2006	2005	2004	2003
Gross loans outstanding at end of year (1)	$879,064	$813,443	$688,725	$583,865	$472,412

Average loans outstanding for the year (1)	$860,783	$745,578	$625,038	$546,600	$457,465

Allowance for loan losses balance, beginning of year	$10,143	$9,526	$8,184	$6,612	$6,417

Loans charged off:
Commercial	(205)	(655)	(1,261)	(762)	(417)
Real estate	(85)	(24)	(168)	(116)	(1,569)
Real estate construction	(113)	—	—	—	—
Agriculture	(3,253)	(893)	(156)	(80)	(40)
Consumer loans	(13)	(6)	(111)	(198)	(412)
Consumer overdrafts	(306)	(274)	(165)	—	—
Credit card and related accounts	(43)	(79)	(101)	(135)	(96)

Total loans charged off	(4,018)	(1,931)	(1,962)	(1,291)	(2,534)

Recoveries:
Commercial	48	112	79	67	50
Real estate	—	35	9	8	35
Real estate construction	1	—	—	—	—
Agriculture	—	162	5	4	28
Consumer loans	28	19	32	13	31
Consumer overdrafts	223	—	60	—	—
Credit card and related accounts	9	10	4	11	10

Total recoveries	309	338	189	103	154

Net charge-offs	(3,709)	(1,593)	(1,773)	(1,188)	(2,380)

Provision for loan losses	4,740	2,900	3,115	2,760	2,575

Reclassify liability for off-balance-sheet financial insturment credit losses	—	(690)	—	—	—

Allowance for loan losses balance, end of year	$11,174	$10,143	$9,526	$8,184	$6,612

Liability for off-balance-sheet financial instruments, beginning of year	$763	$—	$—	$—	$—
Reclassify from allowance for loan losses	—	690	—	—	—
Increase charged to other non-interest expense	85	73	—	—	—

Liability for off-balance-sheet financial instruments, end of year	$848	$763	$—	$—	$—

Total allowance for credit losses (2)	$12,022	$10,906	$9,526	$8,184	$6,612

Ratio of net loans charged off to average loans outstanding	0.43%	0.21%	0.28%	0.22%	0.52%

Ratio of allowance for credit losses to loans at end of period	1.37%	1.34%	1.38%	1.40%	1.40%

(1)	Includes loans held-for-sale and excludes allowance for loan losses and unearned fees.

(2)	Allowance for loan losses and liability for off-balance-sheet financial instruments.

During the first half of 2007, we charged-off $3.22 million of an agricultural loan to a potato grower. We previously charged-off $878,574 of this loan relationship in 2006. As of December 31, 2007, there was no remaining loan balance to this borrower.
On an annualized basis, net charge-offs measured 0.43% of average gross loans for 2007. Our net charge-offs as a percentage of average gross loans has ranged between 0.21% and 0.52% over the 5-year period from 2003 to 2007, averaging 0.33% on an annual basis. This percentage increased during 2007 due to the charge-off of the potato grower loan. We believe 2008 net charge-offs as a percentage of average gross loans will range on the higher end of our historic average due to the economic challenges banks will face in 2008 due to declining real estate values. Based on information available to us at this time, we expect the loss potential to fall within a range of 0.37% to 0.42% by year end.
As a percentage of gross loans at year-end, our allowance for credit losses has ranged between 1.34% and 1.40% over the 5-year period from 2003 to 2007, averaging 1.38% on an annual basis. Because of a general trend toward relatively higher credit quality during 2006 and into the second quarter of 2007, this percentage had been trending downward. However, toward the end of the second quarter of 2007, there was an increase in real estate loans assigned higher risk ratings (indicating greater risk) in our loan portfolio. There was also an increase in loans with past due payments and other factors indicative of declining loan quality. These same trends are affecting other banks across the United States. Consistent with the real estate market slowdown, our allowance for credit losses as a percentage of gross loans increased from 1.27% as of June 30, 2007 to 1.37% as of December 31, 2007. After the $3.22 million agricultural loan was charged-off and removed from our portfolio, loan quality measurements for the remaining portion of our agricultural portfolio improved. As a result, loan loss provisions recognized during the second half of 2007 were allocated primarily to the real estate category.
Banks in the Pacific Northwest experienced an increase in charge-offs of real estate loans during 2007. We did not recognize significant real estate loan charge-offs during 2007, but going into 2008 we may be impacted by declining real estate values and conditions that have led to higher inventories of residential lots and finished homes. The diversity of our market areas has partially reduced our risk exposure. However, we do have concentrations of loans in the Vancouver, Washington, Portland, Oregon and Central Oregon markets that continue to show signs of stress. In some cases, we have developed workout and liquidation plans with our borrowers. Based on these factors, we expect the allowance for credit losses as a percentage of gross loans will trend upward for 2008.
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

The following table presents balances and ratios with respect to non-performing assets for the years ended December 31:
Table 14

(dollars in thousands)	2007	2006	2005	2004	2003
Loans on non-accrual status	$9,865	$4,939	$5,688	$4,217	$3,292
Loans past due — greater than 90 days	—	—	—	—	—
Restructured loans	84	52	40	—	10

Total non-performing loans	9,949	4,991	5,728	4,217	3,302

Other real estate owned	516	203	—	100	42
Repossessed other assets	5	—	—	—	—

Total non-performing assets	$10,470	$5,194	$5,728	$4,317	$3,344

Allowance for loan losses	$11,174	$10,143	$9,526	$8,184	$6,612
Ratio of total non-performing assets to total assets	1.00%	0.50%	0.68%	0.60%	0.57%
Ratio of total non-performing loans to total gross loans	1.13%	0.61%	0.83%	0.72%	0.70%
Ratio of reserve for loan losses to total non-performing assets	106.73%	195.28%	166.30%	189.57%	197.74%
As of December 31, 2007, two real estate development loans comprise 74% of non-performing loans. The real estate developments are situated in the Portland, Oregon and Vancouver, Washington markets. One of these loans is a participation loan where the participating banks and borrower are developing an action plan that would involve a liquidation of the collateral to minimize losses. The other loan is scheduled for foreclosure at the end of February 2008, following which the property will be marketed.
During 2006, we foreclosed on a commercial loan and during 2006 and 2007 we repossessed the properties that collateralized the loan. The repossessed properties comprise the entire OREO balance as of December 31, 2007. The carrying values of the properties are supported by current appraisals and evaluations of marketability.
Non-performing assets may increase during 2008 due to the ongoing effects of the residential real estate slowdown.

Deposits
We offer various deposit accounts, including interest bearing checking, savings, money market, certificates of deposit and non-interest bearing checking. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options.
Deposits are our primary source for funding loan growth. In order to minimize our interest expense, we recognize the importance of growing non-interest bearing demand deposits.
Deposits were as follows for the years ended December 31:
Table 15

	2007		2006		2005
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Interest bearing demand deposits	$303,235	33%	$313,433	37%	$278,070	39%
Savings deposits	35,784	4	35,456	4	41,128	6
Time certificates less than $100,000	264,042	29	196,648	23	73,508	11
Time certificates greater than $100,000	95,740	10	78,491	9	94,666	13

Total interest bearing deposits	698,801	76	624,028	73	487,372	69

Non-interest bearing deposits	224,092	24	235,037	27	220,450	31

Total deposits	$922,893	100%	$859,065	100%	$707,822	100%

Deposits increased $63.83 million, or 7%, from 2006 to 2007 primarily due to the following factors:
•	Retail time certificates increased $30.67 million primarily due to promotionally priced certificate of deposit offerings.

•	Wholesale deposits increased $54.80 million to support loan growth during the first half of 2007.

•	Deposit growth was offset by a $37.00 million overnight deposit from year-end 2006 withdrawn at the beginning of 2007.
From 2005 to 2006, deposits increased $151.24 million, or 21%. Significant factors that contributed to the increase were as follows:
•	New branches in Yakima, Sunnyside and Pasco, Washington, along with our expanded Meadow Springs branch in Richland, Washington, contributed $43.17 million to deposit growth.

•	In order to support loan growth, we added wholesale liabilities totaling $75.09 million, net of maturities.

•	We raised $47.97 million of retail time deposits by offering special pricing terms. Time deposit growth supplemented the modest growth of core retail deposits.

•	We received a $37.00 million temporary overnight deposit on the last business day of 2006.
As of December 31, 2006, deposits concentrated in two customers totaled $54.07 million, or 6% of total deposits. This concentration includes the $37.00 million overnight deposit noted above.

Average balances and rates paid by deposit category were as follows for the years ended December 31:
Table 16

	2007 Averages		2006 Averages		2005 Averages
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid
Non-interest bearing deposits	$220,325	N/A	$219,526	N/A	$198,316	N/A
Interest bearing demand deposits	299,257	2.83%	280,691	2.31%	248,544	1.50%
Savings deposits	36,005	1.06	39,790	1.10	38,960	0.84
Time certificates	338,524	4.91	219,084	4.29	174,495	3.38

Total deposits	$894,111		$759,091		$660,315

Due to the competitive deposit environment, interest rates for interest bearing demand deposit and time certificates continued to increase during 2007. In order to avoid across-the-board deposit rate increases, we have employed a relationship pricing strategy, whereby we offer rates tailored to customers, often in exchange for using other bank services or a willingness to deposit additional funds. In order to support loan growth, we have continued to selectively add wholesale liabilities during periods of slow retail deposit growth.
Increasing low cost retail deposits continues to be a challenge for us and for the banking industry in general. Deposit customers expect innovative banking products tailored to their needs and interest rates that are competitive in the market place. We compete for deposits with brokerage firm money market funds and other non-traditional financial institutions that offer pricing indexed to market interest rates. We will continue to address these challenges by further developing our infrastructure and technologies to focus on customer convenience and efficiency. We have also realigned the reporting structure of our retail functions to streamline reporting relationships and focus our activities around growing low cost deposits.
Wholesale liabilities include all funding sources obtained outside the retail branch network and consist of brokered certificates of deposit, direct certificates of deposit, mutual fund money market deposits, out-of-market public funds, correspondent borrowings and advances from Federal Home Loan Bank (“FHLB”). Correspondent borrowings and FHLB advances are classified as “Notes payable” on our consolidated balance sheet. Wholesale liabilities generally pay higher interest rates than comparable retail branch deposits. We have utilized wholesale liabilities during periods of slow retail deposit growth and in order to avoid across-the-board re-pricing of our deposit portfolio.

The following table presents a comparison of wholesale deposit balances, which are included in total deposits shown above:
Table 17

(dollars in thousands)	2007	2006	2005
Brokered certificates of deposit	$144,467	$89,325	$31,644
Direct certificates of deposit	4,339	5,508	9,715
Mutual fund money market deposits	23,547	18,423	—
Out-of-market public funds	4,081	8,382	—

	$176,434	$121,638	$41,359

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
Maturities of all time certificates of deposit outstanding as of December 31, 2007 were as follows:
Table 18

	Time Certificates	Time Certificates
(dollars in thousands)	less than $100,000	greater than $100,000	Total
Three months or less	$52,892	$32,909	$85,801
Over three through six months	36,774	24,976	61,750
Over six months through twelve months	70,187	21,737	91,924
Over twelve months through five years	104,008	16,118	120,126
Over five years	181	—	181

	$264,042	$95,740	$359,782

Long-Term and Short-Term Borrowings
Advances from FHLB represent the majority of our borrowings. As of December 31, 2007, 2006 and 2005, FHLB borrowings totaled $5.43 million, $69.39 million and $44.84 million, respectively. FHLB borrowings were lower as of December 31, 2007 due to repayments of long-term borrowings. In addition, FHLB borrowings as of December 31, 2006 and 2005, respectively, included $50 million and $20.00 million of short-term borrowings outstanding.
We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. We had no federal funds purchased as of December 31, 2007, 2006 and 2005. Other borrowings consist of a Treasury Tax and Loan note payable totaling $850,000 as of December 31, 2007, $627,093 as of December 31, 2006 and $850,000 as of December 31, 2005.

The following table presents information with respect to our FHLB borrowings for the years ended December 31:
Table 19

(dollars in thousands)	2007	2006	2005
Amount outstanding at end of period	$5,428	$69,387	$44,841
Weighted-average interest rate at end of period	3.36%	5.21%	4.09%
Maximum amount outstanding at any month-end during the year	$46,658	$70,001	$44,841
Average amount outstanding during the period	$15,246	$27,603	$34,380
Weighted-average interest rate during the period	4.29%	4.33%	3.64%
Trust Preferred Securities
In December 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (“trust preferred securities”). In 2002, the Trust issued $4.00 million in trust preferred securities. The $4.12 million in debentures issued by Columbia as collateral for the trust preferred securities qualify as Tier 1 capital under guidance issued by the Board of Governors of the Federal Reserve System. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2033, or upon earlier redemption as provided in the indenture. On January 7, 2008, we exercised our right to redeem the debentures resulting in the payment of principal and accrued interest totaling $4.21 million.
Shareholders’ Equity and Regulatory Capital
As of December 31, 2007, shareholders’ equity totaled $102.24 million, compared to $91.02 million as of December 31, 2006, an increase of 12%. The 2007 change is primarily attributable to net income totaling $14.48 million, which was partially offset by dividends totaling $4.01 million.
Dividends declared during 2007 totaled $0.40 per common share. Based on cash dividends paid and declared in 2007, approximately 28% of our 2007 earnings will have been returned to shareholders. Retained earnings will be used to continue our growth and expansion.
Beginning in 2003, our Board of Directors authorized a program to repurchase shares of Columbia’s common stock on a periodic basis when excess capital is available. The plan was modified and renewed at various times, most recently in June 2007. The Board believes repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.50 million until the expiration date, June 30, 2008, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. During 2007, we repurchased 28,331 shares of common stock at an average price of $17.64 per share. We also repurchased stock pursuant to vesting of stock award shares. We allow employees to surrender stock to satisfy payroll tax withholding obligations on vesting of stock awards.

The following table presents our common stock repurchases during 2006 and 2007:
Table 20

				Maximum Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased	Remaining to be
	Shares	Average Price	as Part of Publicly	Purchased Under
	Purchased	Paid per Share	Announced Plans(1)	the Plans(1)
October 2006	—	$—	—	$1,500,000
November 2006(2)	1,136	27.35	—	1,500,000
December 2006	—	—	—	1,500,000

Three months ended December 31, 2006	1,136	27.35	—	1,500,000

Twelve months ended December 31, 2006	1,136	$27.35	—	$1,500,000

July 2007	—	$—	—	$1,500,000
August 2007(3)	696	18.79	—	1,500,000
September 2007	—	—	—	1,500,000

Three months ended September 30, 2007	696	18.79	—	1,500,000

October 2007	—	—	—	1,500,000
November 2007(4)	24,393	17.60	23,442	1,000,370
December 2007	4,889	17.64	4,889	1,000,370

Three months ended December 31, 2007	29,282	17.61	28,331	1,000,370

Twelve months ended December 31, 2007	29,978	$17.64	28,331	$1,000,370

(1)	Plan announced in June 2006 to repurchase up to $1.50 million of common stock through June 30, 2007. In June 2007, the plan was renewed to allow purchases of up to $1.50 million of common stock through June 30, 2008.

(2)	Includes 1,136 shares purchased pursuant to vesting of stock awards.

(3)	Includes 696 shares purchased pursuant to vesting of stock awards.

(4)	Includes 951 shares purchased pursuant to vesting of stock awards.
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
The following table presents Columbia Bancorp’s capital ratios compared to regulatory minimums for capital adequacy purposes as of December 31:
Table 21

	2007	2006	Regulatory Minimum
Tier I capital	10.51%	10.11%	4.00%
Total risk-based capital	11.76%	11.36%	8.00%
Leverage ratio	9.75%	8.54%	4.00%

Liquidity and Capital Resources
We have adopted policies to address our liquidity requirements, particularly with respect to customer needs for borrowing and deposit withdrawals. Our main sources of liquidity are customer deposits; sales and maturities of investment securities; overnight federal funds purchases; brokered certificates of deposit; and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and are often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition, economic conditions and other factors.
Measurable liquid assets include the following: cash and due from banks, excluding vault cash; interest bearing deposits with other banks; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $87.51 million, or 8% of total assets, as of December 31, 2007, compared to $146.34 million, or 14% of total assets, as of December 31, 2006 and $84.04 million, or 10% of total assets, as of December 30, 2005. As of December 31, 2007, undrawn liquidity from correspondent banks and FHLB credit lines totaled $164.32 million.
During 2005, liquidity increased primarily as a result of strong deposit growth. We utilized our excess liquidity to fund loan growth and payoff maturing borrowings in 2005.
Liquidity decreased during 2006 due to strong loan growth, decreased retail deposit growth and cash requirements for our expansion activities. In response, we added $75.09 million of wholesale liabilities, net of maturities, to fund loan growth and expansion activities.
During the first half of 2007, liquidity decreased due to continued loan growth. We utilized a mix of retail deposits and wholesale liabilities to fund loan growth. During the second half of 2007, liquidity stabilized due to slower loan growth caused by the real estate slowdown. We expect liquidity will remain stable during 2008 as loan growth moderates from the levels we experienced during the last several years.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash provided by operating activities decreased $1.16 million, or 6%, from 2006 to 2007. The decrease is primarily due to lower net income and timing differences in the receipt and payment of accrued income and accrued expenses. From 2005 to 2006, net cash provided by operating activities increased $5.27 million, or 36%, as a result of the increase in net income and timing differences in the receipt and payment of accrued income and accrued expenses.
Net cash used in investing activities decreased $59.67 million, or 46%, from 2006 to 2007. The decrease was primarily due to slower loan growth during 2007. From 2005 to 2006, net cash used in investing activities increased $36.39 million, or 38%, primarily as a result of an increase in loan growth for 2006. To a lesser extent, the increase was also due to an increase in securities purchased for public deposit collateral, a decrease in investment maturities, an increase in property and equipment purchases related to branch expansion and sale proceeds from our mortgage servicing asset received in 2005.
Net cash from financing activities decreased $176.22 million, or 102%, from 2006 to 2007. The decrease was primarily the result of slower deposit growth and repayments of short-term borrowings during 2007. From 2005 to 2006, net cash provided by financing activities increased $63.30 million, or 58%, from 2005 to 2006. The increase was the result of an increase in time deposits and note payable borrowings, offset by a decrease in the growth of demand and savings deposits.
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
The increase in off-balance sheet items has occurred during the last three years as a result of growth in the loan portfolio. From 2005 to 2006, commitments to extend credit increased primarily due to growth and expansion of commercial real estate construction lending from our Central Oregon branches.
Off-balance sheet liabilities were as follows for the year ended December 31:
Table 22

(dollars in thousands)	2007	2006	2005
Commitments to extend credit	$229,716	$236,582	$195,626
Commitments to originate loans held-for-sale	7,170	8,723	5,290
Undisbursed credit card lines of credit	24,618	21,265	19,582
Commercial and standby letters of credit	3,200	3,504	2,309

Total	$264,704	$270,074	$222,807

Contractual Obligations
Our contractual obligations include notes due to the Federal Home Loan Bank of Seattle and Treasury Tax and Loan program with the Federal Reserve, trust preferred securities, operating leases, deferred compensation and salary continuation plans. Detailed below is a schedule of our current contractual obligations by maturity and/or anticipated payment date:
Table 23

	Payment due by Period
		Less than			More than 5	Unspecified
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	years	maturity
Long-term debt obligations
Federal Home Loan Bank notes	$5,428	$4,140	$752	$—	$536	$—
Trust preferred securities (1)	4,000	—	—	—	4,000	—
Treasury Tax and Loan note	850	850	—	—	—	—
Operating lease obligations	10,680	1,213	2,255	2,002	5,210	—
Other long term liabilities (2)	1,941	—	—	—	—	1,941

Total	$22,899	$6,203	$3,007	$2,002	$9,746	$1,941

(1)	Columbia has the right to redeem trust preferred securities on or after January 7, 2008. This commitment excludes $124 of initial trust capitalization. Subsequent to December 31, 2007, Columbia exercised its right to redeem the securities on January 7, 2008.

(2)	Amount includes deferred compensation and salary continuation plan benefit obligations.

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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to recognize the funded status of defined benefit postretirement plans as a net asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect the new measurement date requirement of SFAS No. 158 to have a material impact on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value. The standard is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS No. 159 to have a material impact on the consolidated financial statements.
In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-04 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and requires the employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-04 is effective for fiscal years beginning after December 15, 2007. The effects of applying this Issue are recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. We have an endorsement split-dollar life insurance policy that serves as a post-employment benefit to a covered employee. Upon adoption on January 1, 2008, we will recognize a cumulative-effect adjustment to retained earnings of approximately $60,000.
In December 2007, the FASB issued SFAS No. 141, Revised 2007 (“SFAS No. 141(R)”), “Business Combinations.” SFAS No. 141(R)’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 31, 2008. Management does not expect the implementation of SFAS No. 141(R) to have a material impact on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the future impacts and disclosures of this standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
In the banking industry, a major risk involves changing interest rates, which can have a significant impact on our profitability. We manage exposure to changes in interest rates through asset and liability management activities within the guidelines established by our Asset Liability Committees (“ALCO”). We have two levels of ALCO oversight and management: Management ALCO, which meets monthly, and Board ALCO, which meets quarterly. Our Board ALCO has responsibility for establishing the tolerances and monitoring compliance with asset-liability management policies, including interest rate risk exposure, capital position, liquidity management and the investment portfolio. Our Management ALCO has responsibility to manage the daily activities necessary to ensure compliance with asset-liability management policies and tolerances. Board ALCO minutes are provided to the Board of Directors for review and approval.
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
Table 24

	Percent Change	Percent Change
	in Net Interest	in Present Value
Change in Interest Rates	Income	of Equity
-200 Basis points	-14.18%	-4.58%
-100 Basis points	-7.74%	-2.33%
+100 Basis points	6.60%	1.49%
+200 Basis points	13.54%	3.01%
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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Selected Quarterly Financial Data (unaudited) – The following tables set forth Columbia’s unaudited consolidated financial data regarding operations for each quarter of 2007 and 2006. This information, in the opinion of Management, includes all normal and recurring adjustments to fairly state the information contained in the tables. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.
Table 25

	2007 Quarterly Financial Data
	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Income Statement Data
Interest income	$18,923	$20,495	$20,412	$19,694	$79,524
Interest expense	6,010	7,101	6,872	6,525	26,508

Net interest income	12,913	13,394	13,540	13,169	53,016
Loan loss provision	1,025	2,325	800	590	4,740

Net interest income after loan loss provision	11,888	11,069	12,740	12,579	48,276
Non-interest income	2,646	2,778	2,555	2,861	10,840
Non-interest expense	9,014	9,024	9,166	8,870	36,074

Income before provision for income taxes	5,520	4,823	6,129	6,570	23,042
Provision for income taxes	2,067	1,817	2,252	2,424	8,560

Net income	$3,453	$3,006	$3,877	$4,146	$14,482

Earnings Per Share
Basic earnings per common share	$0.35	$0.30	$0.39	$0.41	$1.45
Diluted earnings per common share	$0.34	$0.30	$0.38	$0.41	$1.42

	2006 Quarterly Financial Data
	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Income Statement Data
Interest income	$15,558	$16,634	$18,919	$19,563	$70,674
Interest expense	3,600	3,861	5,007	5,534	18,002

Net interest income	11,958	12,773	13,912	14,029	52,672
Loan loss provision	550	1,270	330	750	2,900

Net interest income after loan loss provision	11,408	11,503	13,582	13,279	49,772
Non-interest income	2,319	2,390	2,636	2,476	9,821
Non-interest expense	7,776	8,127	9,341	9,129	34,373

Income before provision for income taxes	5,951	5,766	6,877	6,626	25,220
Provision for income taxes	2,229	2,159	2,634	2,423	9,445

Net income	$3,722	$3,607	$4,243	$4,203	$15,775

Earnings Per Share
Basic earnings per common share	$0.38	$0.36	$0.43	$0.42	$1.60
Diluted earnings per common share	$0.37	$0.36	$0.42	$0.41	$1.55

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Columbia Bancorp and Subsidiary
We have audited the accompanying consolidated statement of financial condition of Columbia Bancorp and Subsidiary (Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Report of Independent Registered Public Accounting Firm
Page Two
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia Bancorp and Subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Columbia Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Portland, Oregon
March 14, 2008

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$30,667,066	$38,141,448
Interest bearing deposits with banks	12,457,082	51,443,094
Federal funds sold	49,099,652	58,930,213

Total cash and cash equivalents	92,223,800	148,514,755

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	19,626,384	20,187,330
Equity securities available-for-sale, at fair value	1,147,488	637,829
Debt securities held-to-maturity, at amortized cost, estimated fair value $11,081,097, and $14,536,822 at December 31, 2007 and 2006, respectively	10,969,311	14,439,764
Restricted equity securities	2,439,100	2,439,100

Total investment securities	34,182,283	37,704,023

LOANS
Loans held-for-sale	8,138,971	7,537,832
Loans, net of allowance for loan losses and unearned loan fees	858,691,380	794,333,285

Total loans	866,830,351	801,871,117

OTHER ASSETS
Property and equipment, net of accumulated depreciation	21,500,300	18,088,776
Accrued interest receivable	6,786,048	6,517,903
Goodwill	7,389,094	7,389,094
Other assets	13,795,753	13,102,162

Total other assets	49,471,195	45,097,935

TOTAL ASSETS	$1,042,707,629	$1,033,187,830

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$224,091,709	$235,036,954
Interest bearing demand deposits	303,234,920	313,432,917
Savings accounts	35,783,821	35,455,947
Time certificates	359,782,460	275,139,670

Total deposits	922,892,910	859,065,488

OTHER LIABILITIES
Notes payable	6,277,959	70,014,313
Accrued interest payable and other liabilities	7,174,928	8,966,368
Junior subordinated debentures	4,124,000	4,124,000

Total other liabilities	17,576,887	83,104,681

Total liabilities	940,469,797	942,170,169

COMMITMENTS AND CONTINGENCIES (Note 16)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 20,000,000 shares authorized; 10,043,572, and 9,979,537 shares issued and outstanding at December 31, 2007 and 2006, respectively	55,393,110	54,767,348
Retained earnings	46,764,304	36,295,441
Accumulated other comprehensive income (loss), net of taxes	80,418	(45,128)

Total shareholders’ equity	102,237,832	91,017,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,042,707,629	$1,033,187,830

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
INTEREST INCOME
Interest and fees on loans	$75,104,128	$67,027,115	$50,571,586
Interest on investments:
Taxable investment securities	1,102,856	993,258	746,378
Nontaxable investment securities	482,592	548,389	597,220
Interest on federal funds sold	1,984,829	1,416,362	1,177,151
Other interest and dividend income	849,197	688,660	496,144

Total interest income	79,523,602	70,673,784	53,588,479

INTEREST EXPENSE
Interest on interest bearing demand deposit and savings accounts	8,841,941	6,931,301	4,050,872
Interest on time certificates	16,616,063	9,406,782	5,892,640
Other borrowed funds	1,050,046	1,664,267	1,358,034

Total interest expense	26,508,050	18,002,350	11,301,546

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	53,015,552	52,671,434	42,286,933
PROVISION FOR LOAN LOSSES	4,740,000	2,900,000	3,115,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	48,275,552	49,771,434	39,171,933

NON-INTEREST INCOME
Service charges and fees	4,404,498	4,316,134	4,733,439
Mortgage banking revenue	3,802,743	3,175,893	2,746,571
Financial services revenue	1,055,863	870,787	612,702
Credit card discounts and fees	561,496	493,122	484,310
Net loss on sale or call of investment securities	(6,236)	(46)	(1,422)
Gain on sale of mortgage servicing asset	—	—	560,588
Other non-interest income	1,021,800	965,345	1,052,233

Total non-interest income	10,840,164	9,821,235	10,188,421

NON-INTEREST EXPENSE
Salaries and employee benefits	20,426,717	20,503,987	16,529,743
Occupancy expense	4,697,444	3,897,303	3,124,787
Item and statement processing	812,731	904,713	771,003
Advertising	846,350	805,381	677,881
Data processing expense	576,968	577,067	461,526
Other non-interest expense	8,713,566	7,684,201	6,596,421

Total non-interest expense	36,073,776	34,372,652	28,161,361

INCOME BEFORE PROVISION FOR INCOME TAXES	23,041,940	25,220,017	21,198,993
PROVISION FOR INCOME TAXES	8,560,080	9,444,897	7,528,831

NET INCOME	14,481,860	15,775,120	13,670,162

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	158,575	100,383	(143,729)
Reclassification adjustment for losses included in net income	3,919	—	901
(Decrease) increase in fair value of interest rate swap	(36,948)	(23,217)	100,821

Other comprehensive income (loss), net of taxes	125,546	77,166	(42,007)

COMPREHENSIVE INCOME	$14,607,406	$15,852,286	$13,628,155

BASIC EARNINGS PER SHARE OF COMMON STOCK	$1.45	$1.60	$1.39

DILUTED EARNINGS PER SHARE OF COMMON STOCK	$1.42	$1.55	$1.36

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity
BALANCE, December 31, 2004	8,839,151	$32,140,776	$33,816,489	$(80,287)	$65,876,978
Stock options exercised	115,969	936,853	—	—	936,853
Income tax benefit from stock options exercised	—	410,137	—	—	410,137
Stock awards granted	16,658	77,196	—	—	77,196
Repurchase of common stock	(6,370)	(139,878)	—	—	(139,878)
Cash dividends, $0.36 per common share	—	—	(3,296,951)	—	(3,296,951)
Net income and comprehensive income	—	—	13,670,162	(42,007)	13,628,155

BALANCE, December 31, 2005	8,965,408	33,425,084	44,189,700	(122,294)	77,492,490
Stock-based compensation expense	—	294,216	—	—	294,216
Stock options exercised and stock awards granted	119,119	807,878	—	—	807,878
Excess tax benefit from stock-based compensation expense	—	484,336	—	—	484,336
Repurchase of common stock	(1,136)	(31,070)	—	—	(31,070)
10% stock dividend and cash paid for fractional shares	896,146	19,786,904	(19,795,632)	—	(8,728)
Cash dividends, $0.39 per common share	—	—	(3,873,747)	—	(3,873,747)
Net income and comprehensive income	—	—	15,775,120	77,166	15,852,286

BALANCE, December 31, 2006	9,979,537	54,767,348	36,295,441	(45,128)	91,017,661
Stock-based compensation expense	—	358,624	—	—	358,624
Stock options exercised and stock awards granted	94,013	610,519	—	—	610,519
Excess tax benefit from stock-based compensation expense	—	185,342	—	—	185,342
Repurchase of common stock	(29,978)	(528,723)	—	—	(528,723)
Cash dividends, $0.40 per common share	—	—	(4,012,997)	—	(4,012,997)
Net income and comprehensive income	—	—	14,481,860	125,546	14,607,406

BALANCE, December 31, 2007	10,043,572	$55,393,110	$46,764,304	$80,418	$102,237,832

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,481,860	$15,775,120	$13,670,162
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) amortization of premiums and discounts on investment securities	(57,923)	(44,477)	45,676
Net loss on sale or call of investment securities	6,236	46	1,422
Gain on sale of mortgage servicing asset	—	—	(560,588)
(Gain) loss on sale of loans	704,823	(133,640)	—
Federal Home Loan Bank stock dividend	—	—	(9,900)
Net loss on sale or write-down of property, equipment and other real estate owned	49,485	189,797	34,308
Depreciation and amortization:
Property, equipment and other	2,531,659	2,028,782	1,728,331
Mortgage servicing asset	—	—	116,972
Loss from limited partnerships	119,216	29,550	88,702
Stock-based compensation expense	358,624	344,849	169,785
Excess tax benefit from stock-based compensation expense	(185,342)	(484,336)	—
Deferred income tax benefit	(598,021)	(429,130)	(1,861,826)
Provision for loan losses	4,740,000	2,900,000	3,115,000
Provision for losses from off-balance sheet financial instruments	85,000	73,000	—
Increase (decrease) in cash due to changes in certain assets and liabilities:
Proceeds from the sale of mortgage loans held-for-sale	141,375,688	100,016,040	81,388,318
Production of mortgage loans held-for-sale	(142,681,650)	(101,674,552)	(84,750,456)
Accrued interest receivable	(268,145)	(902,805)	(1,507,292)
Other assets	(510,245)	1,642,377	611,374
Accrued interest payable and other liabilities	(1,439,778)	62,575	2,326,300

Net cash provided by operating activities	18,711,487	19,393,196	14,606,288

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	—	—	100,000
Proceeds from the maturity and call of available-for-sale securities	8,935,000	6,185,000	9,000,000
Purchases of available-for-sale securities	(8,554,397)	(8,953,633)	(1,936,264)
Proceeds from the maturity or call of held-to-maturity securities	3,660,637	2,248,847	3,624,719
Purchases of held-to-maturity securities	(202,623)	(205,907)	(2,414,220)
Net change in loans made to customers	(69,645,746)	(131,429,100)	(103,398,240)
Proceeds from sale of loans	—	6,623,242	—
Investment in low-income housing tax credits	(225,379)	(143,000)	(109,750)
Investment in state tax credits	(124,683)	(261,197)	(190,815)
Proceeds from the sale of mortgage servicing asset	—	—	2,606,270
Proceeds from the sale of property and equipment	36,680	—	770,222
Proceeds from the sale of other real estate owned	200,127	—	188,896
Proceeds from the sale of repossessed assets	27,179	—	—
Purchase of employee residence under relocation benefit	—	(613,211)	—
Proceeds from sale of employee residence under relocation benefit	513,649	—	—
Payments made for purchase of property and equipment	(5,975,929)	(4,473,695)	(3,009,489)

Net cash used in investing activities	(71,355,485)	(131,022,654)	(94,768,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	(20,815,368)	44,277,719	120,060,627
Net change in time certificates	84,642,790	106,965,609	(19,182,030)
Net borrowings from (repayments of) short-term notes payable	(49,777,093)	29,777,093	20,000,030
Repayments of long-term borrowings	(13,959,261)	(5,453,731)	(9,198,643)
Dividends paid and cash paid for fractional shares	(4,005,163)	(3,772,096)	(3,204,900)
Proceeds from stock options exercised	610,519	807,878	936,853
Excess tax benefit from stock-based compensation expense	185,342	484,336	—
Repurchase of common stock	(528,723)	(31,070)	(139,878)

Net cash provided by (used in) financing activities	(3,646,957)	173,055,738	109,272,059

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(56,290,955)	61,426,280	29,109,676
CASH AND CASH EQUIVALENTS, beginning of year	148,514,755	87,088,475	57,978,799

CASH AND CASH EQUIVALENTS, end of year	$92,223,800	$148,514,755	$87,088,475

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$20,470,027	$17,933,603	$11,490,935

Taxes paid in cash	$8,800,000	$9,125,000	$9,326,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain or loss on available-for-sale securities, net of tax	$162,494	$100,383	$(142,828)

Change in fair value of interest-rate swap, net of tax	$(36,948)	$(23,217)	$100,821

Cash dividend declared and payable after year-end	$1,005,788	$997,954	$887,575

Transfers of loans to other real estate owned	$547,651	$202,850	$84,453

Reclassify liability for off-balance-sheet financial instrument credit losses	$—	$690,000	$—

See accompanying notes.

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and nature of operations – Columbia Bancorp (“Columbia”) was incorporated October 3, 1995, and became the holding company of Columbia River Bank (the “Bank”) effective January 1, 1996. Substantially all activity of Columbia is conducted through its subsidiary bank. The Bank is a state-chartered financial institution authorized to provide banking services in the states of Oregon and Washington. Columbia and the Bank are subject to regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
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
With its administrative headquarters in The Dalles, Oregon, the Bank operates 22 branch facilities: 15 in Oregon and 7 in Washington. Oregon branches are located in Wasco, Hood River, Deschutes, Jefferson, Umatilla, Clackamas and Yamhill counties of Oregon. Washington branches are located in Klickitat, Benton, Franklin, Clark, and Yakima counties of Washington.
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
Cash and cash equivalents – Cash and cash equivalents include cash on hand, amounts due from other banks, interest bearing deposits with other banks and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. As of December 31, 2007 and 2006, the Bank had no reserve requirement to be maintained at the Federal Reserve; however, total clearing balance requirements as of December 31, 2007 and 2006 were $400,000.
Investment securities – Columbia is required to specifically identify its investment securities as “held-to-maturity,” “available-for-sale,” or “trading.” Management has determined that all investment securities held as of December 31, 2007 and 2006 were either “held-to-maturity” or “available-for-sale” and conform to the following accounting policies:
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
Loans held-for-sale – Loans held-for-sale consist primarily of residential mortgage loans originated by the Bank that are intended to be sold in the secondary market. Loans held-for-sale are carried at the lower of cost or estimated fair value. Fair value is determined on an aggregate loan basis. As of December 31, 2007 and 2006, loans held-for-sale were carried at cost, which approximated fair market value.
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
The Bank does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Non-accrual loans are considered impaired loans. Each impaired loan is carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral-dependent. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Cash payments received on non-accrual loans are applied to the principal balance of the loan. Large groups of smaller balance, homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank may not separately identify individual consumer and residential loans for evaluation of impairment.
The allowance for loan losses represents an estimate of probable losses associated with the Bank’s loan portfolio and deposit account overdrafts. The estimate is based on evaluations of loan collectability and prior loan loss experience. Evaluations consider factors such as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and current economic conditions that may affect a borrower’s ability to pay.
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
Property and equipment – Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which range from 3 to 7 years for furniture and equipment, and an average of 31 1/2 years for building premises. Amortization of leasehold improvements is computed over the life of the related lease, or the life of the related asset, whichever is shorter. Repairs and maintenance that do not extend the useful life of the assets are expensed.

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
Other real estate owned – Other real estate owned represents property acquired through foreclosure or deeds in lieu of foreclosure and is carried at the lower of cost or estimated net realizable value. Net realizable value is determined based on real estate appraisals less estimated selling costs. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest income and expense. As of December 31, 2007 and 2006, other real estate owned totaled $515,701 and $202,850, respectively.
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
Effective January 1, 2007, Columbia adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) and it did not have a significant impact on Columbia’s financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of the January 1, 2007 date of adoption of FIN 48 and as of December 31, 2007, Columbia had an insignificant amount of unrecognized tax benefits, none of which would affect the effective tax rate if recognized. Columbia does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. Columbia’s policy is to recognize interest and penalties on unrecognized tax benefits in the “Provision for Income Taxes” in the Consolidated Statements of Income. The amount of interest and penalties accrued for the year ended December 31, 2007 was immaterial. Columbia files consolidated U.S. federal and Oregon income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ended December 31, 2004, 2005, and 2006.

Advertising – Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses include promotional expenses such as public relations costs and donations, and were $846,350, $805,381, and $677,881 for the years ended December 31, 2007, 2006, and 2005, respectively.
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
Share-based payment – On January 1, 2006, Columbia adopted FASB SFAS No. 123 (Revised 2004) “Share-Based Payment” that requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of Columbia’s 2006 fiscal year. In accordance with the modified prospective transition method, Columbia’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Upon adoption, Columbia elected to use the short-cut method provided by FASB Staff Position No. FAS 123(R)-3 to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Adoption of SFAS No. 123(R) did not have a significant effect on Columbia’s consolidated financial statements for the years ended December 31, 2007 and 2006.
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
Recently issued accounting standards – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS No. 157 to have a material impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires employers to recognize the funded status of defined benefit postretirement plans as a net asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. The new measurement date requirement applies for fiscal years ending after December 15, 2008. Management does not expect the new measurement date requirement of SFAS No. 158 to have a material impact on the consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits companies to choose, at specified election dates, to measure eligible items at fair value. The standard is designed to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, or if adopted early, within 120 days of the fiscal year of adoption. Management does not expect SFAS No. 159 to have a material impact on the consolidated financial statements.
In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-04 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and requires the employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions", or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967". EITF 06-04 is effective for fiscal years beginning after December 15, 2007. The effects of applying this Issue are recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Columbia has an endorsement split-dollar life insurance policy that serves as a post-employment benefit to a covered employee. Upon adoption on January 1, 2008, Columbia will recognize a cumulative-effect adjustment to retained earnings of approximately $60,000.
In December 2007, the FASB issued SFAS No. 141, Revised 2007 (“SFAS No. 141(R)”), “Business Combinations.” SFAS No. 141(R)’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 31, 2008. Management does not expect the implementation of SFAS No. 141(R) to have a material impact on the consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160’s objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the future impacts and disclosures of this standard.
Reclassifications – Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform with the current year presentations. These reclassifications have no effect on previously reported net income.

NOTE 2 SHARE-BASED COMPENSATION
In 1999, Columbia adopted a stock incentive plan that allows for grants of incentive stock options, nonstatutory stock options and other stock bonuses to both employees and directors. The plan was amended by the Board of Directors and ratified by the shareholders in 2002. Columbia issues new shares when options are exercised or when other stock bonuses are awarded. The plan, as amended, authorized a total of 977,259 shares of common stock, adjusted for stock dividends and splits, for grants stock options and awards.
From 2001 to 2007, Columbia granted 520,643 shares outside of the 1999 stock incentive plan amended in 2002. Columbia is seeking shareholder approval for these past grants at the 2008 Annual Shareholders Meeting. If shareholder approval is not obtained, Executive Management and the Board of Directors have agreed to forfeit all outstanding stock options and vested and unvested stock awards for the aforementioned period, which totals 250,523 stock options and 32,090 stock awards. Stock option and award grants to all other employees are not affected by the outcome of the shareholder vote.
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
No stock options were granted during the years ended December 31, 2007 and 2006. The estimated fair value of options and assumptions were as follows for the year ended December 31, 2005:

2005
Dividend yield	1.82%
Expected life	6 years
Expected volatilty	40.84%
Risk-free rate	2.05% - 3.91%
Weighted-average grant date fair value per option	$6.67

Stock option activity during the year ended December 31, 2007 was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)
Stock options outstanding, December 31, 2006	513,768	$11.62
Granted	—	—
Exercised	(67,909)	9.32
Forfeited or expired	(1,265)	16.03

Stock options outstanding, December 31, 2007	444,594	$11.96	4.95	$2,220

Stock options exercisable, December 31, 2007	438,434	$11.91	4.93	$2,216

As of December 31, 2007, unrecognized compensation expense related to unvested stock options was negligible. Tax benefits realized from stock options exercised for the years ended December 31, 2007, 2006 and 2005 totaled $185,342, $484,336 and $410,137, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $805,022, $1.62 million and $1.29 million, respectively.
Stock Awards
Stock awards are granted to executive, senior management and other select employees and directors at the discretion of the Board of Directors. Historically, grants to executive and senior management employees have vested over three to four years based on continued employment. During 2006, stock awards granted to directors vested immediately. Columbia’s Board of Directors determines and approves the numbers of shares awarded, vesting periods and other conditions. Stock award recipients do not pay cash consideration for the shares and have the right to vote and receive dividends on unvested shares. Compensation expense related to stock awards is recognized over the requisite service period based on the fair value of Columbia’s stock on the grant date.
Unvested stock award activity during the year ended December 31, 2007 was as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value
Unvested stock awards, December 31, 2006	22,825	$21.98
Granted	29,900	20.62
Vested	(13,063)	21.08
Forfeited	(6,610)	21.31

Unvested stock awards, December 31, 2007	33,052	$21.24

As of December 31, 2007, unrecognized compensation expense related to unvested stock awards totaled $595,130 and is expected to be recognized over a weighted-average period of 2.85 years. The total fair value of stock awards vested during the years ended December 31, 2007 and 2006 was $248,630, and $265,382, respectively.

Phantom Stock
In 2002, Columbia granted its Chief Executive Officer 17,340 units of phantom stock at $8.15 per unit, retroactively adjusted for stock dividends and splits, and exercisable after December 31, 2002. Columbia accrued or reduced expense based on the difference between the fair value of its common stock and the phantom stock exercise price at each period-end measurement date. Columbia’s liability for the phantom stock grant totaled $241,546 as of December 31, 2005 based on the fair value of Columbia’s common stock. In September 2006, all phantom stock units were exercised at $25.00 per unit, resulting in a net cash payment of $292,179. As of December 31, 2007 and 2006, no phantom stock units were outstanding.
Share-based compensation and tax benefits recognized in the income statement were as follows for the years ended December 31:

	2007		2006		2005
	Share-Based	Recognized	Share-Based	Recognized	Share-Based	Recognized
	Compensation	Tax Benefits	Compensation	Tax Benefits	Compensation	Tax Benefits
Stock awards	$348,706	$129,544	$273,089	$102,272	$95,594	$34,987
Stock options	9,918	3,685	21,126	7,912	—	—
Phantom stock	—	—	50,634	18,962	74,191	27,154

	$358,624	$133,229	$344,849	$129,146	$169,785	$62,141

The following table presents the pro forma effect on net income and earnings per share if Columbia had applied the fair value recognition provisions of SFAS No. 123 in periods prior to the adoption of SFAS No. 123(R):

(dollars in thousands except per share data)	2005
Net income, as reported	$13,670

Deduct: Total stock-based employee compensation expense determined under fair value methods for all awards, net of related tax effects	(508)

Pro forma net income	$13,162

Earnings per share:
Basic — as reported	$1.39
Basic — pro forma	1.34
Diluted — as reported	1.36
Diluted — pro forma	1.31

NOTE 3 INVESTMENT SECURITIES
The amortized cost and estimated fair values of investment securities as of December 31, 2007 and 2006 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007:

Debt securities available-for-sale:
Obligations of U.S. government agencies	$19,296,799	$135,263	$(13,833)	$19,418,229
Municipal securities	205,123	3,032	—	208,155

	$19,501,922	$138,295	$(13,833)	$19,626,384

Equity securities available-for-sale	$1,161,182	$—	$(13,694)	$1,147,488

Debt securities held-to-maturity:
Mortgage-backed securities	$2,170,764	$14,738	$(21,879)	$2,163,623
Municipal securities	8,798,547	147,372	(28,445)	8,917,474

	$10,969,311	$162,110	$(50,324)	$11,081,097

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006:

Debt securities available-for-sale:
Obligations of U.S. government agencies	$20,005,620	$15,474	$(194,364)	$19,826,730
Municipal securities	355,243	5,357	—	360,600

	$20,360,863	$20,831	$(194,364)	$20,187,330

Equity securities available-for-sale	$618,718	$29,250	$(10,139)	$637,829

Debt securities held-to-maturity:
Mortgage-backed securities	$3,129,384	$10,381	$(57,249)	$3,082,516
Municipal securities	11,230,085	179,829	(34,440)	11,375,474
Obligations of U.S. government agencies	80,295	—	(1,463)	78,832

	$14,439,764	$190,210	$(93,152)	$14,536,822

Restricted equity securities consisted of the following as of December 31:

	2007	2006
Federal Home Loan Bank of Seattle stock	$2,429,700	$2,429,700
Federal Agriculture Mortgage Corporation stock	9,400	9,400

	$2,439,100	$2,439,100

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2007:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Obligations of U.S. government agencies	$—	$—	$4,973,730	$13,833	$4,973,730	$13,833
Mortgage-backed securities	13,512	32	1,623,858	21,847	1,637,370	21,879
Municipal securities	—	—	1,523,902	28,445	1,523,902	28,445
Equity securities	—	—	1,133,794	13,694	1,133,794	13,694

	$13,512	$32	$9,255,284	$77,819	$9,268,796	$77,851

Fair values are compared to current carrying values to determine whether a security is in a gain or loss position. Due to changes in market interest rates since the purchase date, 13 securities were in an unrealized loss position for 12 months or longer as of December 31, 2007.
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
Unrealized losses on municipal securities resulted from interest rate increases subsequent to the purchase of the securities. Management monitors published credit ratings of these securities and no material adverse ratings changes have occurred in the portfolio from the purchase date to December 31, 2007. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Columbia has the ability and intent to hold these investments until a market price recovery or to maturity, these securities are not considered other-than-temporarily impaired.
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

Gross realized gains and losses from the call of investment securities were $1,657 and $7,893, respectively, for the year ended December 31, 2007. Gross realized losses from the maturity of investment securities totaled $46 for the year ended December 31, 2006. Gross realized gains and losses from the sale of investment securities were $913 and $2,335, respectively, for the year ended December 31, 2005.
The amortized cost and estimated fair value of investment securities as of December 31, 2007, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$9,200,640	$9,198,477	$653,437	$653,068
Due in one year through five years	6,301,282	6,347,594	6,899,455	6,983,910
Due in five years through ten years	4,000,000	4,080,313	3,112,390	3,138,400
Due after ten years	—	—	304,029	305,719

Debt securities	19,501,922	19,626,384	10,969,311	11,081,097
Equity securities	1,161,182	1,147,488	—	—

	$20,663,104	$20,773,872	$10,969,311	$11,081,097

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
As of December 31, 2007 and 2006, investment securities with an amortized cost of $22.22 million and $23.30 million, respectively, were pledged to secure notes payable at the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank and public or other deposits, as required by law.

NOTE 4 LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio consisted of the following for the years ended December 31:

	2007	2006
Commercial	$129,018,049	$136,582,138
Agriculture	70,095,363	86,217,945
Real estate	354,576,120	347,525,929
Real estate – construction	294,397,845	212,825,973
Consumer	11,630,205	12,540,381
Credit card and other loans	11,207,851	10,212,287

	870,925,433	805,904,653
Less allowance for loan losses	(11,174,199)	(10,143,338)
Less unearned loan fees	(1,059,854)	(1,428,030)

Loans, net of allowance for loan losses and unearned loan fees	$858,691,380	$794,333,285

As of December 31, 2007 and 2006, impaired loans totaled $9.95 million and $4.99 million, respectively. The Bank’s average investment in impaired loans was approximately $6.75 million, $4.04 million and $6.38 million during 2007, 2006 and 2005, respectively. The total allowance for loan losses related to impaired loans was approximately $2.46 million and $1.93 million as of December 31, 2007 and 2006, respectively. If non-performing loans had performed according to their original terms, additional interest income of $881,096, $435,118 and $455,318 would have been recognized in 2007, 2006 and 2005, respectively. No interest income was recognized on impaired loans during the period of impairment.
Demand and savings deposit overdrafts reclassified as loans totaled $529,634, and $640,155 as of December 31, 2007 and 2006, respectively.
As of December 31, 2007, loans with a carrying value of $226.32 million were pledged as collateral for borrowings at Federal Home Loan Bank of Seattle.
During the year ended December 31, 2006, loans with a carrying value of $6.62 million were sold at a gain of $133,640.
Changes in the allowance for loan losses were as follows for the years ended December 31:

	2007	2006	2005
BALANCE, beginning of year	$10,143,338	$9,525,524	$8,184,488
Provision for loan losses	4,740,000	2,900,000	3,115,000
Loans charged off	(4,018,226)	(1,930,859)	(1,963,225)
Loan recoveries	309,087	338,673	189,261
Reclassify liability for off-balance-sheet financial instrument credit losses	—	(690,000)	—

BALANCE, end of year	$11,174,199	$10,143,338	$9,525,524

NOTE 5 PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows for the years ended December 31:

	2007	2006
Land	$5,660,500	$3,876,794
Construction in progress	1,777,450	554,918
Buildings and improvements	13,768,208	13,053,216
Furniture and equipment	13,005,984	10,885,212

Total property and equipment	34,212,142	28,370,140
Less accumulated depreciation	(12,711,842)	(10,281,364)

Property and equipment, net of accumulated depreciation	$21,500,300	$18,088,776

For certain bank branch facilities, Columbia leases office space to third parties. Minimum future rental income from non-cancelable leases is as follows for the years ending December 31:

2008	$138,151
2009	99,901
2010	7,938

Total	$245,990

NOTE 6 TIME CERTIFICATES
Time certificates of deposit of $100,000 and over, aggregated $95.74 million and $78.49 million as of December 31, 2007 and 2006, respectively.
As of December 31, 2007, scheduled maturities for all time certificates are as follows:

Years ending December 31,	2008	$239,475,044
	2009	106,538,532
	2010	9,823,129
	2011	1,298,342
	2012	2,466,716
	Thereafter	180,697

		$359,782,460

NOTE 7 LINES OF CREDIT AND BORROWED FUNDS
The Bank has federal funds line of credit agreements with eight financial institutions and the Federal Reserve Bank of San Francisco. Maximum aggregate borrowings available under these credit lines totaled $66.40 million. Borrowings are uncollateralized. These credit lines support short-term liquidity requirements and cannot be used for more than 1 to 30 consecutive business days, depending on the lending institution. Interest rates on outstanding borrowings range from 3.850% to 5.00%. As of December 31, 2007 and 2006, there were no borrowings outstanding under these agreements.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. Interest rates on outstanding borrowings range from 2.81% to 6.08%. As of December 31, 2007, maximum FHLB borrowings were limited to $103.34 million, of which $97.92 million was currently available based on outstanding borrowings and collateral balances.
FHLB borrowings outstanding as of December 31, 2007 and 2006 were as follows:

December 31, 2007			December 31, 2006
		Weighted-			Weighted-
	Maturity	Average		Maturity	Average
Amount	Year	Interest Rate	Amount	Year	Interest Rate
$4,989,958	2008	3.93%	$61,500,000	2007	5.45%
751,613	2009	2.81%	5,929,957	2008	3.25%
536,388	2013	5.47%	1,351,613	2009	2.81%
			605,650	2013	5.47%

$5,427,959		3.36%	$69,387,220		5.21%

The Bank also participates in the U.S. Treasury Department’s Treasury Investment Program, which facilitates the acceptance and processing of federal tax deposits. Under this program, the Bank is authorized to accumulate daily tax payments up to authorized limits, and deploy the funds in short-term investments. In exchange, the Bank is required to issue a fully collateralized demand note to the U.S. Treasury and pay interest at the federal funds rate minus 25 basis points (4.00% as of December 31, 2007, and 5.04% as of December 31, 2006). As of December 31, 2007 and 2006, the Bank had $850,000 and $627,093, respectively, outstanding under this program.
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
Proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $4.12 million of junior subordinated debentures of Columbia. The debentures, which represent the sole asset of the Trust, accrue and pay distributions quarterly at a variable rate of 90-day LIBOR plus 3.27% per annum (8.54% as of December 31, 2007 and 8.66% as of December 31, 2006) of the stated liquidation value of $1,000 per capital security.

Columbia entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities are mandatorily redeemable upon maturity of the debentures on January 7, 2033, or upon earlier redemption as provided in the indenture. On January 7, 2008, Columbia exercised its right to redeem the debentures purchased by the Trust. The redemption resulted in the payment of principal and accrued interest totaling $4.21 million.
For the years ended December 31, 2007, 2006 and 2005, Columbia’s interest expense related to the Trust Preferred Securities totaled $360,815, $352,915, and $279,811, respectively.
In March 2004, Columbia deconsolidated the Trust, in accordance with FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities.” As a result, the junior subordinated debentures issued by Columbia to the issuer trusts, totaling $4.12 million, are reflected on Columbia’s consolidated balance sheet as of December 31, 2007 and 2006, under the caption “Junior Subordinated Debentures.” Columbia also recognized its $124,000 investment in the Trust, which is recorded among “Other Assets” in its consolidated balance sheet.
NOTE 9 INTEREST-RATE SWAP
During January 2003, in connection with the issuance of $4.00 million of floating-rate Trust Preferred Securities described in Note 8, Columbia entered into an interest-rate swap agreement with an unrelated third party. Under the terms of the agreement, which expired in January 2008, Columbia paid 3.27% interest on a notional amount of $4.00 million and received interest at the 90-day LIBOR rate on the same notional amount. The effect of this transaction was the conversion of the $4.00 million trust preferred issuance from a floating rate of 90-day LIBOR plus 330 basis points (8.54% as of December 31, 2007 and 8.66% as of December 31, 2006) to a fixed rate of 6.57% for five years, at which point Columbia had the option to call the Trust Preferred Securities. Columbia has classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
For the years ended December 31, 2007 and 2006, the hedge was highly effective in achieving offsetting cash flows attributable to the hedged risk. Due to changes in interest rates, the interest-rate swap had a positive fair value of $20,850, and $80,924 as of December 31, 2007 and 2006, respectively. The value of the swap is recorded as an asset among “Other Assets” on the consolidated balance sheet. Changes in the fair value of the swap are recorded as a component of other comprehensive income. As of December 31, 2007 and 2006, the fair value of the swap, net of income taxes, is recorded in “Accumulated Comprehensive Income (Loss)” on the consolidated balance sheet and totaled $12,739 and $49,687, respectively. Columbia records interest income or expense depending on whether the swap amount is a net receipt or payment. Interest income related to the swap totaled $83,481, $75,646 and $10,008 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 10 INCOME TAXES
The provision for income taxes consists of the following:

	2007	2006	2005
Current tax expense:
Federal	$8,062,483	$8,682,850	$8,489,103
State	1,095,618	1,191,177	901,554

	9,158,101	9,874,027	9,390,657

Deferred tax (benefit) expense:
Federal	(503,597)	(361,373)	(1,567,853)
State	(94,424)	(67,757)	(293,973)

	(598,021)	(429,130)	(1,861,826)

Provision for income taxes	$8,560,080	$9,444,897	$7,528,831

The net deferred tax asset consists of the following:

	2007	2006
Deferred tax assets:
Allowance for credit losses	$4,676,635	$4,209,846
Deferred compensation	754,954	599,811
Purchased state tax credits	348,964	466,217
Accrued bankcard rewards	110,931	—
Stock-based compensation	45,871	8,034
Unrealized losses on investment securities	—	59,607

	5,937,355	5,343,515

Deferred tax liabilities:
Accumulated depreciation	(897,436)	(912,663)
Federal Home Loan Bank stock dividends	(356,851)	(354,099)
Prepaid expenses	(348,320)	(219,472)
Unrealized gains on investment securities	(43,089)	—
Unrealized gains on interest rate swap	(8,111)	(31,237)
Other	(82,584)	(26,278)

	(1,736,391)	(1,543,749)

Net deferred tax asset	$4,200,964	$3,799,766

Purchased tax credits totaling $348,964 will be utilized to offset future state income taxes. Unless utilized in earlier periods, these tax credits will expire in 2017. Based on historical financial performance, deferred tax assets are expected to be realized in the normal course of operations. Accordingly, deferred tax assets are not reduced by a valuation allowance.

A reconciliation between the federal tax rate and the effective tax rate follows:

	2007	2006	2005
Federal income taxes at statutory rate	$8,064,679	$8,827,006	$7,419,648
State income tax expense, net of federal income tax benefit	864,127	857,884	529,228
Tax-exempt interest income	(149,872)	(175,077)	(126,688)
Purchased state tax credits	(100,243)	(94,718)	(69,303)
Increase in cash surrender value of life insurance policies	(91,552)	(87,855)	(85,008)
Other	(27,059)	117,657	(139,046)

Provision for income taxes	$8,560,080	$9,444,897	$7,528,831

Effective tax rate	37.15%	37.45%	35.52%

NOTE 11 EARNINGS PER SHARE
The following table presents the computations of basic and diluted earnings per share, retroactively adjusted for stock dividends and splits, for the years ended December 31:

	2007	2006	2005
Income available to common shareholders	$14,481,860	$15,775,120	$13,670,162

Basic earnings per share:
Weighted-average common shares outstanding	9,982,386	9,889,978	9,802,876
Basic earnings per share	$1.45	$1.60	$1.39

Diluted earnings per share:
Weighted-average common shares outstanding	9,982,386	9,889,978	9,802,876
Net effect of dilutive stock options and awards – based on the treasury stock method using average market price	191,469	261,229	243,888

Weighted-average common shares outstanding and common stock equivalents	10,173,855	10,151,207	10,046,764

Diluted earnings per share	$1.42	$1.55	$1.36
Outstanding common stock options excluded from diluted earnings per share, because their impact on the calculation would have been antidilutive, totaled 7,226 as of December 31, 2005. No shares were considered to be antidilutive as of December 31, 2007 and 2006.

NOTE 12 EMPLOYEE BENEFIT PLANS AND AGREEMENTS
Employee stock ownership plan (“ESOP”) – The ESOP is a qualified deferred compensation plan funded by contributions from Columbia. Contributions to the ESOP are at the discretion of the Board of Directors and are used to purchase shares of Columbia’s common stock. All employees over the age of 20 meeting minimum service requirements are eligible to participate in the plan. Employee contributions are not permitted. Employees vest in their proportionate share of the ESOP plan over a period of six years. Allocated shares in the ESOP are considered outstanding for purposes of calculating earnings per share. Plan contributions charged to expense totaled $90,102, $156,000 and $120,000 for the years ended December 31, 2007, 2006 and 2005.
ESOP assets as of December 31 were as follows:

	2007	2006
Allocated shares, retroactively adjusted for stock dividends and splits	250,892	272,324

Cash on hand	$142,461	$20,561

401(k) Savings Investment Plan – The plan allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Generally, all employees over the age of 18 are eligible to participate in the plan. Employees may elect to defer and contribute up to statutory limits. Columbia matches 100% of employee contributions up to 4% of total participant compensation. Employee and employer contributions are invested by plan trustees in employee-designated mutual funds. Plan contributions charged to expense totaled approximately $654,000, $612,000 and $532,000 for the years ended December 31, 2007, 2006 and 2005, respectively.
Incentive Compensation Program – The program provides eligible employees additional compensation based upon the achievement of certain goals. Employees paid on commission, on-call employees and employees on probation are not eligible for incentive compensation. Incentive compensation expense totaled $1.61 million, $3.14 million and $2.95 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Executive Officer Salary Continuation, Deferred Compensation and Split-Dollar Life Insurance Plans – Columbia has agreements with its executive officers that generally provide for life insurance coverage, post-employment salary continuation and deferred compensation benefits. Salary continuation plans provide payments that commence at normal retirement age. Retirement payment amounts increase 3.00% per year after payments commence. Salary continuation liabilities totaled $1.46 million and $1.24 million as of December 31, 2007 and 2006, respectively. Deferred compensation arrangements allow executives to voluntarily defer a portion of the compensation. Deferred compensation amounts accrue interest at an annual rate of 8.00%. Deferred compensation liabilities totaled $477,685 and $310,129 as of December 31, 2007 and 2006, respectively. Split-dollar insurance plans provide a defined death benefit to beneficiaries designated by the executive officer and to Columbia. The split-dollar plans serve partly as an employee benefit and also as a funding arrangement for the salary continuation and deferred compensation plans. The cash surrender value of life insurance policies totaled $6.48 million and $6.22 million as of December 31, 2007 and 2006. Expenses related to salary continuation and deferred compensation plans totaled $243,094, $520,258 and $178,028 for the years ended December 31, 2007, 2006 and 2005, respectively.
Columbia had a retirement agreement with its former chief executive officer that provided annual retirement payments for a seven-year period after the former chief executive officer’s retirement. Retirement payments were paid in annual installments of $48,000 plus the interest earned on a $120,000 interest earning investment. The final installment was paid during 2007. Columbia’s liability pursuant to the retirement agreement totaled $61,932 as of December 31, 2006.

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
Loans outstanding to directors and executive officers and associated companies were as follows for the years ended December 31:

	2007	2006
BALANCE, beginning of year	$6,774,706	$7,685,690
New loans and advances	3,169,626	5,334,894
Loans repaid	(2,974,311)	(6,245,878)
Reclassification (1)	(6,102)	—

BALANCE, end of year	$6,963,919	$6,774,706

(1)	A former executive officer who was considered a related party at December 31, 2006 was no longer so classified as of December 31, 2007.
Deposits from directors, executive officers and their associated companies totaled approximately $1.33 million and $1.72 million as of December 31, 2007 and 2006, respectively.
NOTE 14 CONCENTRATIONS OF CREDIT RISK
The Bank maintains balances in correspondent bank accounts that at times may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks. The Bank has not experienced any losses in its correspondent bank accounts.
Substantially all of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market areas, the majority of whom are also depositors of the Bank. Investments in state and municipal securities are not significantly concentrated within any one region of the United States. Concentrations of credit by type of loan are set forth in Note 4. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2007. The Bank’s loan policies prohibit the extension of credit to any single borrower or group of related borrowers in excess of $10.00 million without approval from the Board Loan Committee.
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

	Contract Amounts
	December 31,
	2007	2006
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$229,716,385	$236,581,830
Commitments to originate loans held-for-sale	7,170,020	8,722,984
Undisbursed credit card lines of credit	24,617,572	21,265,491
Commercial and standby letters of credit	3,200,412	3,503,903

	$264,704,389	$270,074,208

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
During 2006, the Bank reclassified to a liability account the exposure for credit losses related to off-balance-sheet financial instruments, including loan commitments and letters of credit. As of December 31, 2007 and 2006, the liability for off-balance-sheet financial instrument credit losses totaled $848,000 and $763,000, respectively. The liability is included as a component of “Accrued interest payable and other liabilities” on our consolidated balance sheet. The adequacy of the liability is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions. Adjustments to the liability are recorded as a component of non-interest expense.

NOTE 16 COMMITMENTS AND CONTINGENCIES
Operating lease commitments – Columbia leases certain branch and administrative properties. Future minimum lease commitments are as follows.

Years ending December 31,	2008	$1,213,451
	2009	1,135,909
	2010	1,119,200
	2011	1,126,276
	2012	876,017
	Thereafter	5,209,446

		$10,680,299

Rental expense for all operating leases totaled $1,168,360, $1,038,876 and $753,840 for the years ended December 31, 2007, 2006 and 2005, respectively.
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

NOTE 17 PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Columbia Bancorp (unconsolidated parent company only) is as follows:

	December 31,
	2007	2006
ASSETS
Cash	$5,769,302	$4,980,880
Investment security available-for-sale	61,875	104,250
Investment security held-to-maturity	—	80,294
Investment in subsidiary Bank	101,225,749	90,946,963
Interest rate swap	20,850	80,924
Other assets	530,593	569,306

TOTAL ASSETS	$107,608,369	$96,762,617

LIABILITIES
Junior subordinated debentures	$4,124,000	$4,124,000
Dividend payable	1,005,788	997,954
Deferred compensation plan liability	—	13,851
Employee benefits	147,714	449,300
Deferred tax liability	—	25,910
Interest and other payables	93,035	133,941

Total liabilities	5,370,537	5,744,956

SHAREHOLDERS’ EQUITY
Common stock	55,393,110	54,767,348
Retained earnings	46,764,304	36,295,441
Accumulated other comprehensive income (loss), net of tax	80,418	(45,128)

Total shareholders’ equity	102,237,832	91,017,661

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$107,608,369	$96,762,617

	Years Ended December 31,
	2007	2006	2005
INCOME
Equity in undistributed earnings of subsidiary	$9,633,406	$11,513,148	$10,263,758
Dividends	6,300,000	5,732,000	4,611,000
Other	108,583	97,045	27,324

Total income	16,041,989	17,342,193	14,902,082
EXPENSES
Administrative and other expenses	(2,418,124)	(2,447,209)	(1,764,397)

Income before income tax benefit	13,623,865	14,894,984	13,137,685
Income tax benefit	857,995	880,136	532,477

Net income	$14,481,860	$15,775,120	$13,670,162

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,481,860	$15,775,120	$13,670,162
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed earnings of subsidiary	(9,633,406)	(11,513,148)	(10,263,758)
Depreciation of property and equipment	38,729	23,265	7,789
Stock-based compensation	87,059	113,196	—
Excess tax benefit from stock-based compensation expense	—	(33,078)	—
Changes in other assets and liabilities	(285,609)	2,294,364	(192,889)

Net cash from operating activities	4,688,633	6,659,719	3,221,304

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	28,500	—	—
Proceeds from maturity of held-to-maturity security	80,000	—	—
Payments made for purchase of property and equipment	(85,344)	(150,606)	—

Net cash from investing activities	23,156	(150,606)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid and cash paid for fractional shares	(4,005,163)	(3,772,096)	(3,204,900)
Repurchase of common stock	(528,723)	(31,070)	(139,878)
Excess tax benefit from stock-based compensation expense	—	33,078	—
Proceeds from the exercise of stock options	610,519	807,878	936,853

Net cash from financing activities	(3,923,367)	(2,962,210)	(2,407,925)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	788,422	3,546,903	813,379
CASH AND CASH EQUIVALENTS, beginning of year	4,980,880	1,433,977	620,598

CASH AND CASH EQUIVALENTS, end of year	$5,769,302	$4,980,880	$1,433,977

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss or gain on available-for-sale securities, net of tax	$(162,494)	$100,383	$(142,828)

Change in fair value of interest-rate swap, net of tax	$(36,948)	$(23,217)	$100,821

Cash dividend declared and payable after year-end	$1,005,788	$997,954	$887,575

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
Quantitative measures established by regulation require Columbia and the Bank to maintain minimum capital amounts and ratios (set forth in the table below). Tier 1 capital, risk-weighted assets and average assets are defined by regulations. As of December 31, 2007, Management believes that Columbia and the Bank meet all capital adequacy requirements to which they are subject.
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

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
As of December 31, 2007	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Columbia Bancorp	$110,508	11.76%	$75,202	≥8%	N/A	N/A
Columbia River Bank	$105,496	11.23%	$75,127	≥8%	$93,909	≥10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$98,772	10.51%	$37,601	≥4%	N/A	N/A
Columbia River Bank	$93,760	9.98%	$37,563	≥4%	$56,345	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$98,772	9.75%	$40,521	≥4%	N/A	N/A
Columbia River Bank	$93,760	9.26%	$40,495	≥4%	$40,495	≥5%

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
As of December 31, 2006	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Columbia Bancorp	$98,647	11.36%	$69,460	≥8%	N/A	N/A
Columbia River Bank	$94,516	10.89%	$69,410	≥8%	$86,763	≥10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$87,776	10.11%	$34,730	≥4%	N/A	N/A
Columbia River Bank	$83,671	9.64%	$34,705	≥4%	$52,058	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$87,776	8.54%	$41,106	≥4%	N/A	N/A
Columbia River Bank	$83,671	8.95%	$37,375	≥4%	$46,719	≥5%

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
NOTE 19 FAIR VALUES OF FINANCIAL INSTRUMENTS
The following table presents estimates of fair value and the related carrying amounts of Columbia’s financial instruments:

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$30,667	$30,667	$38,141	$38,141
Interest-bearing deposits with banks	12,457	12,457	51,443	51,443
Federal funds sold	49,100	49,100	58,930	58,930
Investment securities available-for-sale	20,774	20,774	20,825	20,825
Investment securities held-to-maturity	10,969	11,081	14,440	14,537
Restricted equity securities	2,439	2,439	2,439	2,439
Loans held-for-sale	8,139	8,139	7,538	7,538
Loans, net of allowance for loan losses and unearned loan fees	858,691	878,956	794,333	745,652
Interest rate swap	21	21	80	80

Financial liabilities:
Demand and savings deposits	$563,110	$563,110	$583,926	$583,926
Time certificates	359,782	361,653	275,140	275,134
Notes payable	6,278	6,278	70,014	69,844
Junior subordinated debentures	4,124	4,124	4,124	4,124
Estimates of fair value are based on Management’s judgment of the most appropriate factors. If Columbia were to dispose of such items there is no assurance that the estimated fair values would be realized since market values may differ depending on various circumstances. Estimated fair values as of December 31, 2007 and 2006 should not necessarily be relied upon at subsequent dates.
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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2007.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Columbia’s principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation, Columbia’s principal executive and financial officers each concluded that the disclosure controls and procedures were effective as of the end of the fiscal year covered by this report. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of Management’s plans, products or procedures will succeed in achieving their intended goals under future conditions. In addition, no change in Columbia’s internal control over financial reporting occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting; including any corrective actions with regard to significant deficiencies or material weaknesses.
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
Management assessed the effectiveness of Columbia’s internal controls over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that Columbia maintained effective internal control over financial reporting as of December 31, 2007.
In addition, Columbia’s independent registered public accounting firm, Moss Adams LLP, has audited and issued their report on the effectiveness of Columbia’s internal control over financial reporting, which is included in Item 8 above as “Report of Independent Registered Public Accounting Firm.”

ITEM 9B OTHER INFORMATION
None.
PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors of Columbia is set forth under “Election of Directors” in Columbia’s Notice of Annual Meeting of Shareowners and Proxy Statement to be filed within 120 days after Columbia’s year end of December 31, 2007 (the “Proxy Statement”), which information is incorporated herein by reference.
The names of the directors of Columbia and their employer and principal occupation as of the date hereof are set forth below.
Directors:
Richard E. Betz, Chairman, Royale Columbia Farms, Inc, Bud-Rich Potato, Inc, Owner
Charles F. Beardsley, Hershner & Bell Realty, Inc., Owner
William A. Booth, Booth & Kelly Real Estate, Owner
Lori R. Boyd, L Boyd Consulting, LLC, Owner
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
Tamera Millington Bhatti (48) Columbia River Bank, Corporate Vice President & Director of Human Resources
Robert V. Card (57), Columbia River Bank, Executive Vice President & Director of Risk Management
Roger L. Christensen (50), Columbia Bancorp, President & Chief Executive Officer / Columbia River Bank, President, Chief Executive Officer
Staci L. Coburn (38), Columbia Bancorp, Principal Accounting Officer / Columbia River Bank, Corporate Vice President & Chief Accounting Officer
R. Shane Correa (42), Columbia River Bank, Executive Vice President & Chief Banking Officer
Brian L. Devereux (41), Columbia River Bank, Executive Vice President & Chief Operating Officer
Christine M. Herb (44), Columbia River Bank, Executive Vice President & Chief Information Officer
Craig J. Ortega (51), Columbia River Bank, President
Greg B. Spear (42), Columbia Bancorp & Columbia River Bank, Vice Chair & Chief Financial Officer

Code of Ethics
Columbia has adopted a code of business conduct and ethics for directors, officers (including Columbia’s principal executive officer, principal financial officer and principal accounting officer) and financial personnel, known as the Code of Ethics Policy. The Code of Ethics Policy is available on Columbia’s website at www.columbiabancorp.com. Shareholders may request a free copy of the Code of Ethics Policy from:
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
ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
10.3+ Employment Agreement between Roger L. Christensen and Columbia Bancorp dated April 15, 2007 (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed August 13, 2007.)
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
10.6+ Amendment No. 1 to Executive Salary Continuation Agreement between Columbia River Bank and Roger L. Christensen (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed December 26, 2007.)
10.7+ Employment Agreement between Greg B. Spear and Columbia Bancorp dated April 15, 2007 (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed August 13, 2007.)
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
10.10+ Amendment No. 1 to Executive Salary Continuation Agreement between Columbia River Bank and Greg B. Spear (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed December 26, 2007.)
10.11+ Employment Agreement between R. Shane Correa and Columbia River Bank dated April 15, 2007 (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed August 13, 2007.)
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
10.14+ Amendment No. 1 to Executive Salary Continuation Agreement between Columbia River Bank and R. Shane Correa (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed December 26, 2007.)
10.15+ Employment Agreement between Craig J. Ortega and Columbia River Bank dated April 15, 2007 (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed August 13, 2007.)
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

10.18+ Amendment No. 1 to Executive Salary Continuation Agreement between Columbia River Bank and Craig J. Ortega (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed December 26, 2007.)
10.19+ Employment Agreement between Christine M. Herb and Columbia River Bank dated December 21, 2007 (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed December 26, 2007.)
10.20+ Employment Agreement between Robert V. Card and Columbia River Bank dated April 15, 2007 (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed August 13, 2007.)
10.21+ Executive Salary Continuation Agreement between Columbia River Bank and Robert V. Card (Incorporated herein by reference to Exhibit 99.1 of Columbia’s Current Report on Form 8-K filed April 9, 2007.)
10.22+ Employment Agreement between Brian Devereux and Columbia River Bank dated December 21, 2007 (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed December 26, 2007.)
10.23+ Employment Agreement between Staci L. Coburn and Columbia River Bank dated December 21, 2007 (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed December 26, 2007.)
10.24+ Release of All Claims and Hold Harmless Agreement between Columbia Bancorp and Terry L. Cochran dated January 2, 2007 (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed January 3, 2007.)
13.1 Annual Report to Shareholders for the Year Ended December 31, 2007.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 17, 2008.

COLUMBIA BANCORP

By:	/s/ Roger L. Christensen
Roger L. Christensen
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 17, 2008.

Signatures	Titles

/s/ Roger L. Christensen	President and Chief Executive Officer and Director
Roger L. Christensen	(Principal Executive Officer)

/s/ Greg B. Spear	Vice Chair and Chief Financial Officer
Greg B. Spear	(Principal Financial Officer)

/s/ Staci L. Coburn	Principal Accounting Officer
Staci L. Coburn

/s/ Richard E. Betz	Director and Chairman
Richard E. Betz

/s/ Charles F. Beardsley	Director
Charles F. Beardsley

/s/ William A. Booth	Director
William A. Booth

/s/ Lori R. Boyd	Director
Lori R. Boyd

/s/ Dennis L. Carver	Director
Dennis L. Carver

/s/ Terry L Cochran	Director
Terry L Cochran

/s/ James J. Doran	Director
James J. Doran

/s/ Jean S. McKinney	Director
Jean S. McKinney

/s/ Donald T. Mitchell	Director
Donald T. Mitchell