Form 10-Q
period 2008-03-31
COLUMBIA BANCORP \OR\
filed 2008-05-12
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑
As of May 2, 2008, there were 10,085,815 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
March 31, 2008

PART I. — FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s report on Form 10-K for the year ended December 31, 2007, and the notes and other information included in this report.
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS OF COLUMBIA BANCORP AND SUBSIDIARY
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$24,970,179	$30,667,066
Interest bearing deposits with other banks	22,577,304	12,457,082
Federal funds sold	16,601,930	49,099,652

Total cash and cash equivalents	64,149,413	92,223,800

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	19,803,295	19,626,384
Equity securities available-for-sale, at fair value	1,165,645	1,147,488
Debt securities held-to-maturity, at amortized cost, estimated fair value $11,049,565 and $11,081,097 at March 31, 2008 and December 31, 2007, respectively	10,833,895	10,969,311
Restricted equity securities	2,439,100	2,439,100

Total investment securities	34,241,935	34,182,283

LOANS
Loans held-for-sale	14,091,571	8,138,971
Loans, net of allowance for loan losses and unearned loan fees	874,060,843	858,691,380

Total loans	888,152,414	866,830,351

OTHER ASSETS
Property and equipment, net of accumulated depreciation	22,876,882	21,500,300
Accrued interest receivable	6,929,264	6,786,048
Goodwill	7,389,094	7,389,094
Other real estate owned	7,314,567	515,701
Other assets	15,108,213	13,280,052

Total other assets	59,618,020	49,471,195

TOTAL ASSETS	$1,046,161,782	$1,042,707,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$205,348,498	$224,091,709
Interest bearing demand deposits	319,465,324	303,234,920
Savings accounts	35,146,145	35,783,821
Time certificates	341,005,171	359,782,460

Total deposits	900,965,138	922,892,910

OTHER LIABILITIES
Notes payable	33,801,848	6,277,959
Accrued interest payable and other liabilities	8,780,672	7,174,928
Junior subordinated debentures	—	4,124,000

Total other liabilities	42,582,520	17,576,887

TOTAL LIABILITIES	943,547,658	940,469,797

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 10,048,140 issued and outstanding (10,043,572 at December 31, 2007)	55,523,428	55,393,110
Retained earnings	46,919,543	46,764,304
Accumulated other comprehensive income, net of taxes	171,153	80,418

TOTAL SHAREHOLDERS’ EQUITY	102,614,124	102,237,832

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,046,161,782	$1,042,707,629

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months ended
	March 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$17,739,654	$18,007,724
Interest on investments:
Taxable investment securities	267,665	277,771
Nontaxable investment securities	102,455	132,690
Other interest income	354,822	505,241

Total interest income	18,464,596	18,923,426

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	1,813,047	1,899,350
Interest on time deposit accounts	4,178,967	3,618,577
Other borrowed funds	111,231	492,525

Total interest expense	6,103,245	6,010,452

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	12,361,351	12,912,974
PROVISION FOR LOAN LOSSES	3,050,000	1,025,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	9,311,351	11,887,974

NON-INTEREST INCOME
Service charges and fees	1,158,498	1,001,661
Mortgage banking revenue	924,818	1,012,799
Financial services revenue	270,246	219,967
Credit card discounts and fees	142,511	114,987
Other non-interest income	462,880	296,147

Total non-interest income	2,958,953	2,645,561

NON-INTEREST EXPENSE
Salaries and employee benefits	5,874,193	5,041,688
Occupancy expense	1,310,691	1,122,812
Other non-interest expenses	3,158,799	2,848,617

Total non-interest expense	10,343,683	9,013,117

INCOME BEFORE PROVISION FOR INCOME TAXES	1,926,621	5,520,418
PROVISION FOR INCOME TAXES	708,033	2,067,397

NET INCOME	1,218,588	3,453,021

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Unrealized holding gains arising during the period	103,238	34,285
Reclassification adjustment for losses included in net income	236	—
Decrease in fair value of interest rate swap	(12,739)	(12,006)

Total other comprehensive income, net of taxes	90,735	22,279

COMPREHENSIVE INCOME	$1,309,323	$3,475,300

Earnings per share of common stock
Basic	$0.12	$0.35
Diluted	$0.12	$0.34
Weighted average common shares outstanding
Basic	10,014,424	9,964,117
Diluted	10,108,613	10,199,382
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
BALANCE, December 31, 2006	9,979,537	$54,767,348	$36,295,441	$(45,128)	$91,017,661

Stock-based compensation expense	—	358,624	—	—	358,624
Stock options exercised and stock awards granted	94,013	610,519	—	—	610,519
Excess tax benefit from stock-based compensation expense	—	185,342	—	—	185,342
Repurchase of common stock	(29,978)	(528,723)			(528,723)
Cash dividends, $0.40 per common share	—	—	(4,012,997)	—	(4,012,997)
Net income and comprehensive income	—	—	14,481,860	125,546	14,607,406

BALANCE, December 31, 2007	10,043,572	55,393,110	46,764,304	80,418	102,237,832

Stock-based compensation expense	—	65,080	—	—	65,080
Stock options exercised and stock awards granted	4,568	63,675	—	—	63,675
Excess tax benefit from stock-based compensation expense	—	1,563	—	—	1,563
Cumulative effect of change in accounting principle — split-dollar life insurance benefit	—	—	(59,094)		(59,094)
Cash dividends, $0.10 per common share	—	—	(1,004,255)	—	(1,004,255)
Net income and comprehensive income	—	—	1,218,588	90,735	1,309,323

BALANCE, March 31, 2008	10,048,140	$55,523,428	$46,919,543	$171,153	$102,614,124

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,218,588	$3,453,021
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) amortization of discounts and premiums on investment securities	(13,171)	(12,739)
Loss on called investment securities	375	—
Loss on sale of mortgage loans	233,311	72,574
Depreciation and amortization of property and equipment	685,728	600,929
Loss on sale or write-down of property and equipment	—	(1,821)
Loss on sale of other real estate owned	5,888	2,723
Loss from limited partnerships	55,942	—
Stock-based compensation expense	65,080	62,034
Excess tax benefit from stock-based compensation expense	(1,563)	(22,349)
Deferred income tax benefit	(1,021,520)	(153,210)
Provision for loan losses	3,050,000	1,025,000
Provision for losses from off-balance sheet financial instruments	41,000	75,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(143,216)	(547,581)
Proceeds from the sale of mortgage loans held-for-sale	37,532,893	35,239,589
Production of mortgage loans held-for-sale	(43,718,804)	(36,097,434)
Other assets	555,030	(61,930)
Accrued interest payable and other liabilities	987,900	(1,035,707)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(466,539)	2,598,099

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of available-for-sale securities	1,000,000	—
Proceeds from called available-for-sale securities	2,000,000	—
Proceeds from maturity of held-to-maturity securities	134,224	234,761
Proceeds from called held-to-maturity securities	—	255,000
Purchases of available-for-sale securities	(3,011,729)	(2,508,438)
Net change in loans made to customers	(24,911,946)	(34,100,321)
Investment in low-income housing tax credits	(64,738)	(40,000)
Investment in state energy tax credits	(912,178)	(3,342)
Proceeds from the sale of property and equipment	—	4,980
Proceeds from the sale of other real estate owned	76,462	200,127
Purchases of property and equipment	(2,078,810)	(2,392,505)

NET CASH USED IN INVESTING ACTIVITIES	(27,768,715)	(38,349,738)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	(3,150,483)	(41,555,567)
Net change in time deposits	(18,777,289)	76,854,628
Net repayments of short-term notes payable	(850,000)	(50,600,497)
Proceeds from long-term borrowings	31,000,000	—
Repayments of long-term borrowings	(2,998,344)	(3,114,279)
Repayment of junior subordinated debentures	(4,124,000)	—
Cash paid for dividends	(1,004,255)	(998,678)
Proceeds from stock options exercised	63,675	125,756
Excess tax benefit from stock-based compensation expense	1,563	22,349

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	160,867	(19,266,288)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,074,387)	(55,017,927)
CASH AND CASH EQUIVALENTS, beginning of period	92,223,800	148,514,755

CASH AND CASH EQUIVALENTS, end of period	$64,149,413	$93,496,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$6,589,247	$6,007,090
Taxes paid in cash	200,000	200,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$103,474	$34,285
Change in fair value of interest rate swap, net of taxes	(12,739)	(12,006)
Cash dividend declared and payable after quarter-end	1,005,788	996,887
Transfer of loans to other real estate owned	6,492,483	—
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
The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by Management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of results to be anticipated for the year ending December 31, 2008.
2. Management’s Estimates and Assumptions
Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, Management has identified certain policies that are critical to an understanding of the consolidated financial statements due to the judgments, estimates and assumptions inherent in those policies. These policies and judgments, estimates and assumptions are described in greater detail in the notes to the consolidated financial statements included in Columbia’s annual report on Form 10-K, filed March 17, 2008.
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

The loan portfolio consisted of the following as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

Real estate secured loans:
Commercial property	$235,509,601	$228,523,642
Farmland	64,292,453	48,739,409
Construction	290,995,915	294,397,845
Residential	50,388,229	54,168,963
Home equity lines	28,828,878	23,144,106

	670,015,076	648,973,965
Commercial	128,081,973	129,018,049
Agriculture	66,619,145	70,095,363
Consumer	12,274,674	11,630,205
Credit card and other loans	11,328,570	11,207,851

	888,319,438	870,925,433
Less allowance for loan losses	(13,264,207)	(11,174,199)
Less unearned loan fees	(994,388)	(1,059,854)

Loans, net of allowance for loan losses and unearned loan fees	$874,060,843	$858,691,380

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
Loans on non-accrual status as of March 31, 2008 and December 31, 2007, were $4.46 million and $9.87 million, respectively.
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

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2008 and 2007:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

BALANCE, beginning of period	$11,174,199	$10,143,338
Provision for loan losses	3,050,000	1,025,000
Loans charged off	(1,043,927)	(1,193,108)
Loan recoveries	83,935	79,554

BALANCE, end of period	$13,264,207	$10,054,784

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
5. Fair Value Measurements
On January 1, 2008, Columbia adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.
SFAS No. 157 provides the following hierarchy of valuation techniques:

•	Level 1 —	Quoted unadjusted prices in active markets for identical assets or liabilities

•	Level 2 —	Significant observable inputs other than quoted prices in Level 1, such as quoted prices in active markets for similar assets or liabilities, or quoted prices for identical assets or liabilities in markets that are not active

•	Level 3 —	Significant unobservable inputs based on the company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability
Certain assets and liabilities are measured at fair value on a recurring or non-recurring basis. Assets and liabilities measured at fair value on a recurring basis are initially measured at fair value and then re-measured at fair value at each financial statement reporting date. Assets and liabilities measured at fair value on a non-recurring basis result from write-downs due to impairment or lower-of-cost-or-market accounting on assets or liabilities not initially measured at fair value.
The following table presents assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value	Level 1	Level 2	Level 3
	March 31, 2008	Inputs	Inputs	Inputs

Debt securities, available-for-sale	$19,803,295	$—	$19,803,295	$—
Equity securities, available-for-sale	1,165,645	1,165,645	—	—

Total assets measured at fair value on recurring basis	$20,968,940	$1,165,645	$19,803,295	$—

Fair values of available-for-sale securities are based on quoted-market prices when available. If quoted prices are not available, fair value is based on pricing models, quoted prices of similar securities or discounted cash flows. Changes in the fair value of available-for-sale securities are recorded in other comprehensive income.
The following table presents assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2008:

	Fair Value	Level 1	Level 2	Level 3
	March 31, 2008	Inputs	Inputs	Inputs

Collateral-dependent impaired loans	$19,387,264	$—	$—	$19,387,264

Total assets measured at fair value on non- recurring basis	$19,387,264	$—	$—	$19,387,264

Fair values of collateral-dependent impaired loans are based on loan collateral values, which are supported by property appraisals and Management’s judgment. Adjustments to reflect the fair value of collateral-dependent impaired loans are a component in determining an appropriate allowance for loan losses. As a result, adjustments to the fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.
In accordance with FASB Staff Position No. FAS 157-2, Columbia will apply the fair value measurement and disclosures provisions of SFAS No. 157 to nonfinancial assets and liabilities measured at fair value on a non-recurring basis for the year beginning January 1, 2009. As of March 31, 2008, other real estate owned is the only nonfinancial asset measured at fair value on a non-recurring basis.
5. Recently Issued Accounting Standards
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about derivative instruments and hedging activities. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently assessing the extent, if any, of any additional required disclosures.

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
The allowance for loan losses represents an estimate of probable losses associated with our loan portfolio and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing loan trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 76% of our loan portfolio is secured by real estate collateral. Since the second half of 2007, real estate values in parts of Oregon and Washington have declined based on current property appraisals. This has contributed to an increase in the allowance for loan losses and recognition of additional loan loss provisions since the second half of 2007. Further increases in the allowance for loan losses may result during 2008 if real estate values continue to decline.
As of March 31, 2008, our goodwill totaled $7.39 million as a result of business combinations. We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. No impairment of goodwill has been identified during the initial and subsequent annual assessments.

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
We have a network of 22 full-service branches throughout Oregon and Washington. In Oregon, we operate 15 branches. These branches serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the Willamette Valley communities of McMinnville, Canby, Lake Oswego and Newberg. In Washington, we operate 7 branches. These branches serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside, Richland and Vancouver.
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
Business Developments:
During the first quarter of 2008, there was a continued decline in residential real estate lending products and activity as a result of the subprime mortgage fallout. Excess inventories of new homes and lots, especially in Central Oregon and the Portland, Oregon and Vancouver, Washington areas have resulted in lower land values and depleted reserves of borrowers and builders. This has negatively impacted credit quality in that portion of our loan portfolio. In addition, the Federal Reserve cut the Fed Funds rate a total of 200 basis points during this period. These conditions resulted in a higher loan loss provision and a decrease in our net interest margin.
In March 2008, we finalized a lease for office space in downtown Vancouver, Washington. This new space will house our core operations teams: retail operations, loan operations and information technology. These teams will be focused on streamlining operational processes and improving and enhancing the product and service delivery to customers.
In March 2008, we hired Craig Hummel as Executive Vice President and Chief Credit Officer. Mr. Hummel’s experience with both larger financial institutions and community banks will allow us to build more efficient lending processes, benefitting our customers and enhancing our overall credit quality and administration.

Financial Overview:
The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:

(dollars in thousands except per share data)	As of and for the
	Three Months Ended March 31,
			%
	2008	2007	Change
Return on average assets	0.48%	1.45%
Return on average equity	4.75%	15.06%
Average equity to average assets	10.01%	9.62%
Net interest margin, tax equivalent basis	5.15%	5.82%
Efficiency ratio	67.52%	57.93%

Net income	$1,219	$3,453	-65%
Earnings per diluted common share	$0.12	$0.34	-65%
Total gross loans (1)	$902,410	$847,102	7%
Total assets	$1,046,162	$1,016,445	3%
Deposits	$900,965	$894,365	1%

Book value per common share	$10.21	$9.38
Tangible book value per common share	$9.48	$8.64

(1)	Includes loan portfolio and loans held-for-sale and excludes allowance for loan losses and unearned loan fees.
Our diluted earnings per share for the three months ended March 31, 2008 decreased 65% compared to the same period in 2007. The decrease was primarily due to an increase in the provision for loan losses, the effect of net interest margin compression and increases in non-interest expenses related to the administrative expansion into Vancouver, Washington.
Significant items for the three months ended March 31, 2008 were as follows:
•	Gross loans, excluding loans held-for-sale, increased 2% since December 31, 2007 primarily due to loan growth from our Columbia Basin and Willamette Valley regions. We are experiencing slowing demand for real estate acquisition, development and construction loans, particularly in our Central Oregon region.

•	Deposits decreased 2% since December 31, 2007 primarily due to a decrease in time certificate balances and a decline in the balances of customers in construction-related trades.

•	Primarily due to a series of Fed Funds rate cuts since September 2007 and the resulting decrease in loan yields, our net interest margin decreased to 5.15% for the three months ended March 31, 2008 compared to 5.82% for the same period in 2007.

•	Compared to the three months ended March 31, 2007, our provision for loan losses increased 198% due to a recognized increase in risk within our loan portfolio. This increased risk is primarily related to a general deterioration of credit quality indicators in our residential construction portfolio, particularly in our Central Oregon market.

•	Compared to the three months ended March 31, 2007, salaries and employee benefits increased 17% primarily due to new core operation employees hired to streamline operational processes and rollout technology-enhanced products and services.

•	Other non-interest expense increased 11% primarily due to an accrual for final settlement of a lawsuit, higher FDIC assessments and higher software licensing expense.

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
The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:

(dollars in thousands)	Three Months Ended Month 31,			Three Months Ended March 31,
	Average Balances			Average Yields/Costs Tax Equivalent
	2008	2007	Change	2008	2007	Change
Taxable securities	$23,008	$23,901	$(893)	4.68%	4.71%	-0.03%
Nontaxable securities	9,002	11,467	(2,465)	7.04%	7.22%	-0.18%
Interest bearing deposits	19,371	16,222	3,149	3.19%	4.80%	-1.61%
Federal funds sold	25,699	25,195	504	3.15%	5.04%	-1.89%
Loans	891,725	827,908	63,817	8.00%	8.82%	-0.82%

Interest earning assets	968,805	904,693	64,112	7.69%	8.52%	-0.83%

Non-earning assets	62,400	61,592	808

Total assets	$1,031,205	$966,285	$64,920

Savings & interest bearing deposits	$346,071	$311,746	$34,325	2.11%	2.47%	-0.36%
Time certificates	354,589	305,480	49,109	4.74%	4.80%	-0.06%
Borrowed funds	15,302	37,385	(22,083)	2.92%	5.34%	-2.42%

Interest bearing liabilities	715,962	654,611	61,351	3.43%	3.72%	-0.29%

Non-interest bearing demand deposits	205,680	215,072	(9,392)
Other liabilities	6,289	3,609	2,680
Shareholders’ equity	103,274	92,993	10,281

Total liabilities and shareholders’ equity	$1,031,205	$966,285	$64,920

Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration. Our tax equivalent net interest margin measured 5.15% for the three months ended March 31, 2008, compared to 5.82% for the same period in 2007. The decrease is primarily due to lower loan yields as our variable rate loans tied to the Prime Rate re-priced following cuts in the Fed Funds rate. The Prime Rate has historically followed changes in the Fed Funds rate.
In order to mitigate the negative effect of falling interest rates, we have incorporated interest rate floors into approximately 63% of our loans. As of March 31, 2008, our weighted-average floor rate was 7.23%, whereas the weighted-average rate on loans with floors was 7.72%. As a result, loan interest income will continue to decrease if the Fed Funds rate decreases.
Since September 2007 when the decreases in the Fed Funds rate began, re-pricing of our deposit interest rates has lagged the more immediate decrease in earning asset yields. Further decreases in the Fed Funds rate will cause our net interest margin to continue to trend downward. We also expect that higher priced deposits will continue to mature during 2008 and then re-price at lower rates, which will contribute to a lower cost of funds.

The following table presents increases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes:

(dollars in thousands)	Three Months Ended March 31,
	2008 over 2007
	Increase (Decrease) due to
			Net
	Volume	Rate	Change
Interest earning assets:
Loans	$1,655	$(1,923)	$(268)
Investment securities
Taxable securities	(7)	(3)	(10)
Nontaxable securities	(27)	(3)	(30)
Balances due from banks	39	(78)	(39)
Federal funds sold	11	(123)	(112)

Total	1,671	(2,130)	(459)

Interest bearing liabilities:
Interest bearing checking and savings accounts	238	(324)	(86)
Time deposits	636	(76)	560
Borrowed funds	(288)	(93)	(381)

Total	586	(493)	93

Net increase (decrease) in net interest income	$1,085	$(1,637)	$(552)

Net interest income before provision for loan losses decreased 4% for the three months ended March 31, 2008 compared to same period in 2007. The decrease is primarily attributable to lower yields on loans following a series of Fed Funds rate cuts since September 2007. To a lesser extent, volume increases in deposits contributed to the decrease in net interest income. Decreases in net interest income were partially offset by volume increases in loans and lower rates paid on interest bearing liabilities. Due to the competitive deposit environment, decreases in interest rates paid on deposits have lagged decreases in interest rates on interest earning assets.

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
The following table presents the balances and percentage changes in non-interest income:
Non-Interest Income:

(dollars in thousands)	Three Months Ended March 31,
	2008	2007	$ change	% change
Service charges and fees	$1,158	$1,002	$156	16%
Mortgage banking revenues	925	1,013	(88)	-9%
Financial services revenue	270	220	50	23%
Credit card discounts and fees	143	115	28	24%
Other non-interest income	463	296	167	56%

Total non-interest income	$2,959	$2,646	$313	12%

Compared to 2007, service charges and fees were higher for 2008 due to an increase in NSF fees earned on deposits accounts. Mortgage banking revenues for 2008 decreased from 2007 primarily due to a volume decrease caused by the slowing residential real estate market.
Provision for Loan Losses
Our provision for loan losses represents an expense against current period income that allows us to establish an adequate allowance for loan and deposit account overdraft losses. Charges to the provision for loan losses result from our ongoing analysis of probable losses in our loan portfolio and probable losses from deposit account overdrafts (see “Allowance for Loan Losses” section of this report).
For the three months ended March 31, 2008, compared to the same period in 2007, the provision for loan loss was higher primarily due to deteriorating credit quality indicators in our residential construction loan portfolio, particularly in the Central Oregon market.

Non-Interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs and various other non-interest expenses.
The following table presents the components of and changes in non-interest expense:
Non-Interest Expense:

(dollars in thousands)	Three Months Ended March 31,
	2008	2007	$ change	% change
Salaries and employee benefits	$5,874	$5,042	$832	17%
Occupancy expense	1,311	1,123	188	17%
Advertising expense	213	216	(3)	-1%
Data processing expense	112	142	(30)	-21%
Item and statement processing	188	206	(18)	-9%
Other non-interest expense	2,646	2,284	362	16%

Total non-interest expense	$10,344	$9,013	$1,331	15%

For the three months ended March 31, 2008, salaries and employee benefits were higher compared to 2007 primarily as a result of new personnel hired for specialized positions in our operations and information technology departments. Occupancy expense increased for the three months ended March 31, 2008 compared to 2007 primarily due to new administrative office space leased in Vancouver, Washington and higher depreciation expense related to technology infrastructure. Investments in new employees and infrastructure are designed to streamline operational processes, enhance products and services offered to our customers and position us for future growth.
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Because of higher non-interest expenses and lower revenues, our efficiency ratio increased to 67.52% for the three months ended March 31, 2008, compared to 57.93% for the same period in 2007.
Provision for Income Taxes
The following table presents the provision for income taxes and effective tax rates:
Provision for Income Taxes:

	Three Months Ended
(dollars in thousands)	March 31,
	2008	2007

Provision for income taxes	$708	$2,067
Income before provision for income taxes	1,927	5,520

Effective tax rate	36.74%	37.45%
We expect our 2008 annual effective tax rate will range between 36.25% and 37.25% and may vary depending on our level of participation in state income tax credits.

MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities.
Investment Securities
Our investment securities portfolio consists of bank-qualified municipal debt securities, debt securities issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Investment securities totaled $34.24 million as of March 31, 2008, compared to $34.18 million as of December 31, 2007. During the three months ended March 31, 2008, we purchased $3.00 million of government agency bonds to replace matured and called government agency bonds totaling $3.00 million.
Qualifying securities may be pledged as collateral for public agency deposits or other borrowings. As of March 31, 2008, pledged securities totaled $22.15 million, compared to $22.22 million as of December 31, 2007.
Net unrealized gains on available-for-sale debt and equity securities totaled $280,119, or $171,153 net of tax, as of March 31, 2008, compared to net unrealized gains of $110,768, or $67,679 net of tax, as of December 31, 2007. Net unrealized gains increased primarily due to changes in the bond market as investors measure the effects of interest rates on the discounted interest payments of bond investments.

Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development, real estate, commercial, consumer, agriculture and credit cards.
The following table presents our loan portfolio by loan type:
Loans:

(dollars in thousands)
	March 31, 2008		December 31, 2007		March 31, 2007
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Real estate secured loans:
Commercial property	$235,510	27%	$241,544	28%	$205,601	25%
Farmland	64,292	7%	48,739	6%	47,596	6%
Construction	290,996	33%	294,398	34%	276,099	33%
Residential	50,388	6%	41,149	5%	39,662	5%
Home equity lines	28,829	3%	23,144	3%	17,081	2%

	670,015	76%	648,974	76%	586,039	71%
Commercial loans	128,082	15%	129,018	15%	144,000	17%
Agricultural loans	66,619	8%	70,095	8%	86,170	10%
Consumer loans	12,275	1%	11,630	1%	11,982	2%
Other loans	11,328	1%	11,208	1%	10,588	1%

	888,319		870,925		838,779
Allowance for loan losses	(13,264)	-1%	(11,174)	-1%	(10,055)	-1%
Unearned loan fees	(994)	0%	(1,060)	0%	(1,315)	0%

Loans, net of allowance for loan losses and unearned loan fees	$874,061	100%	$858,691	100%	$827,409	100%

Gross loans increased 2% since December 31, 2007 primarily due to real estate secured agricultural and residential loans growth. Since March 31, 2007, gross loans increased 6% primarily due to real estate loan growth.
As of March 31, 2008, loans secured by real estate comprised 76% of our net loan portfolio, compared to 76% as of December 31, 2007 and 71% as of March 31, 2007. Although this concentration is consistent with our Pacific Northwest community bank peers, we could be subject to losses resulting from declines in real estate values and the negative economic effects of fluctuating interest rates. Some borrowers use proceeds from loans (with real estate as additional collateral) for purposes other than real estate development, such as inventory and equipment purchases. In these cases, real estate market declines would represent a more indirect risk of loss because the borrower’s financial condition may not be directly affected by such a decline (also see “Allowance for Loan and Lease Losses” section below).

We participate in non-real estate agricultural lending, which comprises approximately 8% of our net loan portfolio. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. In addition, we diversify our agricultural loan portfolio across numerous commodity types and maintain Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 14% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
We originate and fund single-family mortgage loans that are usually committed for sale to mortgage investors and held for less than 30 days. Mortgage loans held for sale are reported as “Loans held-for-sale” on our balance sheet. As of March 31, 2008, mortgage loans held for sale totaled $14.09 million compared to $8.14 million as of December 31, 2007.
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
The liability for off-balance-sheet financial instruments represents our estimate of probable losses associated with off-balance-sheet financial instruments, which consist of commitments to extend credit, commitments under credit card arrangements, and commercial and standby letters of credit. The liability is included as a component of “Accrued interest payable and other liabilities” on our balance sheet.
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

The following table presents activity in the allowance for loan and credit losses:
Allowance for Loan and Credit Losses:
(dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Allowance for loan losses, beginning of period	$11,174	$10,143
Charge-offs:
Commercial	(107)	(91)
Real estate	(796)	—
Agriculture	—	(1,030)
Consumer loans	—	—
Credit card and related accounts	(48)	(5)
Demand deposit overdrafts	(92)	(67)

Total charge-offs	(1,043)	(1,193)
Recoveries:
Commercial	1	1
Real estate	—	1
Agriculture	3	—
Consumer loans	—	12
Credit card and related accounts	9	1
Demand deposit overdrafts	70	65

Total recoveries	83	80
Provision for loan losses	3,050	1,025

Allowance for loan losses, end of period	$13,264	$10,055

Liability for off-balance-sheet financial instruments, beginning of period	$848	$763
Increase charged to other non-interest expense	41	75

Liability for off-balance-sheet financial instruments, end of period	$889	$838

Total allowance for credit losses (1)	$14,153	$10,893

Ratio of net loans charged-off to average loans outstanding for the period	0.11%	0.13%

Ratio of allowance for loan losses to gross loans at end of period	1.47%	1.19%

Ratio of allowance for credit losses to gross loans at end of period	1.57%	1.29%

(1)	Includes allowance for loan losses and liability for off-balance-sheet financial instruments

During the three months ended March 31, 2008, we foreclosed on two real estate development loans and charged-off a total of $796,000 on both loans. Both loans were on non-accrual status as of December 31, 2007. Following the foreclosure, we charged-off $796,000 of loan principal and added the net value of the property collateralizing the loans to other real estate owned.
On an annualized basis, net charge-offs as a percentage of average gross loans was 0.43% for the three months ended March 31, 2008. Our net charge-offs as a percentage of average gross loans has ranged between 0.21% and 0.52% over the 5-year period from 2003 to 2007, averaging 0.33% on an annual basis. We expect to incur additional charge-offs due to declining real estate values that will stress our borrowers’ ability to perform on loans.
As a percentage of gross loans at year-end, our allowance for credit losses has ranged between 1.34% and 1.40% over the 5-year period from 2003 to 2007, averaging 1.38% on an annual basis. Due to an increase in past due loans, the declining value of land collateralizing certain loans and other factors indicative of deteriorating credit quality, our allowance for credit losses as a percentage of gross loans was 1.57% as of March 31, 2008. Based on the current economic environment and its impact on our borrowers, we expect the allowance for credit loss percentage to trend upward for the remainder of 2008.
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
The following table presents information about our non-performing assets:
Non-performing Assets:
(dollars in thousands)

	March 31, 2008	December 31, 2007	March 31, 2007
Loans on non-accrual status	$4,459	$9,865	$3,421
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	73	84	48

Total non-performing loans	4,532	9,949	3,469
Other real estate owned	7,315	516	—
Repossessed other assets	5	5	—

Total non-performing assets	$11,852	$10,470	$3,469

Allowance for loan losses	$13,264	$11,174	$10,055

Ratio of total non-performing assets to total assets	1.13%	1.00%	0.34%
Ratio of total non-performing loans to total gross loans	0.50%	1.13%	0.41%
Ratio of allowance for loan losses to total non-performing assets	111.92%	106.73%	289.86%

As of March 31, 2008, two OREO properties comprised $6.49 million, or 55%, of non-performing assets. The properties were added to OREO during the first quarter of 2008 following the foreclosure of land development loans. Previously these loans were on nonaccrual status and comprised 70% of non-performing assets as of December 31, 2007. In addition, 8 real estate construction loans totaling $3.18 million represented 27% of total non-performing assets as of March 31, 2008.
An agricultural loan to a potato grower comprised 69% of non-performing assets as of March 31, 2007. This loan was fully charged-off by the second quarter of 2007.
Non-performing asset balances can vary significantly from period to period because they typically do not follow a seasonal pattern.
LIABILITIES
Our liabilities consist primarily of retail and wholesale deposits, interest accrued on deposits and notes payable. Retail deposits include all deposits obtained within our branch network and represent our primary source for funding loans. Wholesale liabilities include deposits obtained outside of our branch network, correspondent bank borrowings and borrowings from the Federal Home Loan Bank (“FHLB”). We utilize wholesale liabilities to manage interest rate and liquidity risk. These funding sources support loan growth at times when loan growth outpaces retail deposit growth.
Deposits
We offer various deposit accounts, including non-interest bearing checking and interest bearing checking, savings, money market and certificates of deposit. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. In order to minimize our interest expense, our goal remains to maximize our non-interest bearing demand deposits relative to other deposits and borrowings.
The following table presents the composition of our deposits:
Deposits:

(dollars in thousands)	March 31, 2008		December 31, 2007		March 31, 2007
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing deposits	$205,349	23%	$224,092	24%	$217,299	24%
Interest bearing deposits	319,465	35%	303,235	33%	289,716	32%
Savings deposits	35,146	4%	35,784	4%	35,356	4%
Time certificates	341,005	38%	359,782	39%	351,994	40%

Total deposits	$900,965	100%	$922,893	100%	$894,365	100%

Total deposits decreased 2% since December 31, 2007. Non-interest bearing deposits decreased primarily due to lower deposit balances from customers affected by the real estate slowdown, as the need to utilize cash reserves increased. Interest bearing deposits increased primarily due to growth of our interest-bearing Ultimate Checking product. Ultimate Checking currently offers a relatively high interest rate and achieves offsetting savings by incenting more frequent debit card use and by requiring electronic monthly statements. During the first quarter of 2008, time certificates decreased as a number of our promotionally priced certificates matured and were transferred to other financial institutions offering aggressive rates.
Deposit totals are presented as of March 31, 2007 for comparative purposes because of the seasonal nature of our business. Compared to March 31, 2007, total deposits increased 1% primarily due to interest bearing deposit growth.

The following table presents a comparison of wholesale deposit balances, which are included in total deposits shown above:
Wholesale Deposits:

(dollars in thousands)	March 31,	December 31,	March 31,
	2008	2007	2007

Brokered certificates of deposit	$142,879	$144,467	$125,023
Direct certificates of deposit	1,639	4,339	9,040
Mutual fund money market deposits	23,680	23,547	18,620
Out-of-market public funds	4,224	4,081	5,030

	$172,422	$176,434	$157,713

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
As of March 31, 2008, maturities of brokered certificates of deposit ranged between 1 month and 25 months, including $75.88 million maturing during the remainder of 2008. Direct certificate of deposit maturities ranged between 1 month and 10 months. Mutual fund money market deposits and out-of-market public funds are payable on demand.

Notes Payable
Borrowings from Federal Home Loan Bank (“FHLB”) comprise the majority of our notes payable. As of March 31, 2008, FHLB borrowings totaled $33.80 million, an increase of $28.37 million from the December 31, 2007 balance of $5.43 million, and an increase of $17.53 million compared to the $16.27 million balance as of March 31, 2007. Since December 31, 2007, FHLB borrowings increased primarily due to new borrowings totaling $31.00 million at a weighted average interest rate of 2.79%.
The following table presents year-to-date FHLB balances and interest rates:
FHLB Borrowings:

(dollars in thousands)	March 31,	December 31,	March 31,
	2008	2007	2007

Amount outstanding at end of period	$33,802	$5,428	$16,273
Weighted average interest rate at end of period	2.85%	3.36%	4.05%
Maximum amount outstanding at any month-end and during the period	$33,802	$46,658	$44,182
Average amount outstanding during the period	$14,049	$15,246	$32,973
Weighted average interest rate during the period	2.95%	4.29%	4.83%
We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. Available borrowings under these lines of credit totaled $66.40 million as of March 31, 2008 and December 31, 2007. No line of credit borrowings were outstanding as of March 31, 2008 and December 31, 2007.
Trust Preferred Securities
In December 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (“trust preferred securities”). In 2002, the Trust issued $4.00 million in trust preferred securities. The $4.12 million in debentures issued by Columbia as collateral for the trust preferred securities qualified as Tier 1 capital under guidance issued by the Board of Governors of the Federal Reserve System. In January 2008, we exercised our right to redeem the debentures resulting in the payment of principal and accrued interest totaling $4.21 million.

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
The following table presents a comparison of contract commitment amounts:
Commitments:

(dollars in thousands)	March 31,	December 31,	March 31,
	2008	2007	2007
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$226,030	$229,716	$233,929
Commitments to originate loans held-for-sale	21,405	7,170	12,775
Undisbursed credit card lines of credit	25,241	24,618	22,517
Commercial and standby letters of credit	3,592	3,200	3,322

	$276,268	$264,704	$272,543

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn, total commitment amounts do not necessarily represent future cash requirements. Commitments to originate loans held-for-sale increased due to a volume increase in committed mortgage loans.
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

The following table presents the distribution of commitments to extend credit classified by loan type as of March 31, 2008:
Commitments to Extend Credit:

(dollars in thousands)	Dollar	Percent of
	Amount	Total

Commercial loans	$77,216	34%
Agricultural loans	48,521	21%
Real estate loans	29,942	14%
Real estate loans — residential construction	22,267	10%
Real estate loans — other construction	33,495	15%
Consumer loans	14,589	6%

	$226,030	100%

Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. As of March 31, 2008, commitments to extend credit for overdrafts totaled $12.32 million, which represents our estimated total exposure if every customer utilized the full amount of this protection at the same time. Year-to-date average usage outstanding was approximately 2% of the total exposure as of March 31, 2008, December 31, 2007 and March 31, 2007.
Commitments and Contingencies
We may become party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from the assessment of them. There can be no assurance that all matters that may be brought against us are known to us at any point in time.

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
Measurable liquid assets include the following: cash and due from banks, excluding vault cash; interest bearing deposits with other banks; federal funds sold; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $59.98 million, or 6% of total assets, as of March 31, 2008, compared to $87.51 million, or 8% of total assets, as of December 31, 2007.
During the three months ended March 31, 2008, despite reductions in the Fed Funds rate, many financial institutions continued to offer aggressive interest rates to attract deposits and maintain liquidity. In contrast, we adjusted our deposit rates downward following the Fed Funds rate cuts. As a result of our deposit rate changes, a number of promotionally priced time certificates we offered during 2007 matured and transferred to other financial institutions. To balance the decrease in time certificates, we took advantage of lower priced Federal Home Loan Bank borrowings, adding $31.00 million of borrowings at a weighted average rate of 2.79%.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash used in operating activities decreased $3.06 million, or 118%, for the three months ended March 31, 2008 compared to the same period in 2007. This was the net result of a decrease in net income, higher funding of mortgage loans held-for-sale and timing differences in the receipt and payment of accrued interest and accrued expenses.
Net cash used in investing activities decreased $10.58 million, or 28%, for the three months ended March 31, 2008 compared to the same period in 2007. The decrease was primarily the result of a decrease in loan growth during the three months ended March 31, 2008, compared to the same period in 2007. To a lesser extent, the decrease was also due to the maturity of investment securities during the three months ended March 31, 2008.
Net cash provided by financing activities increased $19.43 million, or 101%, for the three months ended March 31, 2008 compared to the same period in 2007. The increase was primarily due to long-term borrowings during the three months ended March 31, 2008.

Shareholders’ Equity
As of March 31, 2008, shareholders’ equity totaled $102.61 million, compared to $102.24 million as of December 31, 2007. The 2008 year-to-date change is primarily attributable to year-to-date net income totaling $1.22 million, which was partially offset by cash dividends totaling $1.00 million.
During the first quarter of 2008, the Board of Directors declared a dividend of $0.10 per share, payable April 30, 2008 to shareholders of record as of April 15, 2008.
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
The following table presents Columbia’s capital ratios as compared to regulatory minimums:
Capital Ratios:

		Well-	March 31, 2008	December 31, 2007
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Tier 1 risk-based capital	4.00%	6.00%	9.86%	10.51%
Total risk-based capital	8.00%	10.00%	11.11%	11.76%
Leverage ratio	4.00%	5.00%	8.44%	9.75%
We intend to remain “well-capitalized” by regulatory definition. Regulatory capital levels historically decrease during the second and third quarters as capital is leveraged primarily due to the increased demand for loans. We plan to build our capital for the continued payment of cash dividends.
Stock Repurchase Plan
In June 2007, the Board of Directors renewed a plan to repurchase shares of Columbia’s common stock. The Board believes the repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Rule 10b-18 of the Exchange Act at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.50 million until the expiration date, June 30, 2008, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. During the three months ended March 31, 2008, we did not repurchase any stock under the stock repurchase plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to Columbia’s market risk position from the information provided in Part II — Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of Columbia’s Form 10-K filed with the SEC on March 17, 2008 for the year ended December 31, 2007.
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
PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings. Management is presently aware of two legal proceedings, detailed below.
Smith-Rattray Farms, et al., v. Columbia River Bank, et al.
Columbia Bancorp and Columbia River Bank were named as defendants in the United States District Court for the District of Oregon in a case captioned Smith-Rattray Farms, et al. v. Columbia River Bank, et al. The plaintiffs sought compensatory, punitive and other damages totaling approximately $48.40 million, as well as injunctive and other relief. At a judicial settlement conference on March 28, 2007, all parties to the case agreed to a confidential settlement. As of the filing date of this report, Management believes that Columbia River Bank’s contribution of additional funds is not likely to have a material adverse impact on Columbia’s results of operations. Upon closing of the escrow, the litigation will be dismissed with prejudice.
J.R. Simplot Company v. Smith-Rattray Farms, LLC, et al.
Columbia River Bank (incorrectly identified in the pleadings as Columbia Bancorp dba Columbia River Bank) is named as a defendant in J.R. Simplot Company v. Smith-Rattray Farms, LLC, et al., Case No. 07-2-50218-4, in Franklin County Superior Court in Washington. This case is a lien foreclosure action filed by J.R. Simplot Company to foreclose its agricultural services lien on the potatoes grown by Smith-Rattray Farms LLC, a borrower of Columbia River Bank. Defendant Smith-Rattray Farms LLC (and another entity owned by the same principals, Blue Ridge Seed, LLC) filed cross-claims against the Bank. The cross-claims allege that the Bank has a duty to indemnify Smith-Rattray Farms LLC and Blue Ridge Seed, LLC for all amounts sought by J.R. Simplot Company and another lien creditor named as a defendant, Mountain Oil, LLC, as a result of the settlement of Smith-Rattray Farms, et al. v. Columbia River Bank, et al. filed in the United States District Court for the District of Oregon. The Bank has tendered into the Court all the proceeds in its possession from the crop collateral at issue in the case, and denies that it is required to indemnify Smith-Rattray Farms LLC and/or Blue Ridge Seed, LLC. As a result of the amendment to the settlement agreement in Smith-Rattray Farms, et al. v. Columbia River Bank, et al., Columbia River Bank will withdraw the funds from the court registry and deposit them in the escrow account referred to above. The funds will be paid to certain of the plaintiffs’ creditors, as agreed in the amended settlement agreement in Smith-Rattray Farms, et al. v. Columbia River Bank, et al. In addition, J.R. Simplot Company v. Smith-Rattray Farms, LLC, et al. will be dismissed with prejudice. As of the filing date of this report, Management believes the resolution of this case is not likely to have a material adverse impact on Columbia’s results of operations.

ITEM 1A. RISK FACTORS
There have been no material changes to Columbia’s risk factors previously disclosed in Part I — Item 1A “Risk Factors” of Columbia’s Form 10-K filed with the SEC on March 17, 2008 for the year ended December 31, 2007.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Exhibits

3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s Form 10-Q for the period ended June 30, 1999).

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 3.1.2 to Columbia’s Form 10-K for the year ended December 31, 2007).

10.1	Standard Form of Office Lease dated March 12, 2008 between Columbia River Bank, as tenant, and RS Holdings, LLC, as Landlord (Incorporated herein by reference to Columbia’s Form 8-K filed March 13, 2008).

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Incorporated by reference to Columbia Bancorp’s Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COLUMBIA BANCORP

Dated: May 12, 2008	/s/ Roger L. Christensen
Roger L. Christensen
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 12, 2008	/s/ Greg B. Spear
Greg B. Spear
Vice Chair and Chief Financial Officer (Principal Financial Officer)