Form 10-Q
period 2008-06-30
COLUMBIA BANCORP \OR\
filed 2008-08-11
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to                      to
Commission file number: 0-27938
COLUMBIA BANCORP
(Exact name of registrant as specified in its charter)

93-1193156
Oregon (State of incorporation)	(I.R.S. Employer Identification No.)
401 East Third Street, Suite 200
The Dalles, Oregon 97058
(Address of principal executive offices)
(541) 298-6649
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 7, 2008, there were 10,081,576 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
June 30, 2008

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
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$33,155,278	$30,667,066
Interest bearing deposits with other banks	20,743,254	12,457,082
Federal funds sold	38,922,245	49,099,652

Total cash and cash equivalents	92,820,777	92,223,800

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	13,503,918	19,626,384
Equity securities available-for-sale, at fair value	1,638,076	1,147,488
Debt securities held-to-maturity, at amortized cost, estimated fair value $10,298,755 and $11,081,097 at June 30, 2008 and December 31, 2007, respectively	10,183,349	10,969,311
Restricted equity securities	2,439,100	2,439,100

Total investment securities	27,764,443	34,182,283

LOANS
Loans held-for-sale	8,956,458	8,138,971
Loans, net of allowance for loan losses and unearned loan fees	915,654,189	858,691,380

Total loans	924,610,647	866,830,351

OTHER ASSETS
Property and equipment, net of accumulated depreciation	23,973,317	21,500,300
Accrued interest receivable	6,702,423	6,786,048
Goodwill	7,389,094	7,389,094
Other assets	26,063,316	13,795,753

Total other assets	64,128,150	49,471,195

TOTAL ASSETS	$1,109,324,017	$1,042,707,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$218,450,392	$224,091,709
Interest bearing demand deposits	344,622,757	303,234,920
Savings accounts	35,336,446	35,783,821
Time certificates	341,001,070	359,782,460

Total deposits	939,410,665	922,892,910

OTHER LIABILITIES
Federal funds purchased	27,900,000	—
Federal Home Loan Bank advances and other short-term borrowings	33,195,772	6,277,959
Accrued interest payable and other liabilities	6,573,824	7,174,928
Junior subordinated debentures	—	4,124,000

Total other liabilities	67,669,596	17,576,887

TOTAL LIABILITIES	1,007,080,261	940,469,797

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 10,081,576 issued and outstanding (10,043,572 at December 31, 2007)	55,662,484	55,393,110
Retained earnings	46,613,599	46,764,304
Accumulated other comprehensive income (loss), net of taxes	(32,327)	80,418

TOTAL SHAREHOLDERS’ EQUITY	102,243,756	102,237,832

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,109,324,017	$1,042,707,629

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$16,117,398	$19,001,423	$33,857,052	$37,009,147
Interest on investments:
Taxable investment securities	246,082	284,138	513,747	561,909
Nontaxable investment securities	98,694	123,750	201,149	256,440
Other interest income	228,314	1,085,423	583,136	1,590,664

Total interest income	16,690,488	20,494,734	35,155,084	39,418,160

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	1,669,576	2,351,350	3,482,623	4,250,700
Interest on time deposit accounts	3,487,048	4,525,631	7,666,015	8,144,208
Other borrowed funds	322,098	223,595	433,329	716,120

Total interest expense	5,478,722	7,100,576	11,581,967	13,111,028

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	11,211,766	13,394,158	23,573,117	26,307,132
PROVISION FOR LOAN LOSSES	5,650,000	2,325,000	8,700,000	3,350,000

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,561,766	11,069,158	14,873,117	22,957,132

NON-INTEREST INCOME
Service charges and fees	1,195,191	1,109,892	2,353,689	2,111,553
Mortgage banking revenue	1,169,575	1,005,226	2,094,393	2,018,025
Financial services revenue	291,454	303,624	561,700	523,591
Credit card discounts and fees	157,028	135,417	299,539	250,404
Other non-interest income	367,992	223,774	830,872	519,921

Total non-interest income	3,181,240	2,777,933	6,140,193	5,423,494

NON-INTEREST EXPENSE
Salaries and employee benefits	4,924,228	5,258,899	10,798,421	10,300,587
Occupancy expense	1,306,924	1,144,916	2,617,615	2,267,728
Other non-interest expenses	3,245,200	2,621,092	6,403,999	5,469,709

Total non-interest expense	9,476,352	9,024,907	19,820,035	18,038,024

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(733,346)	4,822,184	1,193,275	10,342,602
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(528,206)	1,816,249	179,827	3,883,646

NET INCOME (LOSS)	(205,140)	3,005,935	1,013,448	6,458,956

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding gains (losses) arising during the period	(201,910)	(32,599)	(98,672)	1,386
Reclassification adjustment for gains included in net income	(1,570)	—	(1,334)	—
Decrease in fair value of interest rate swap	—	(13,429)	(12,739)	(25,435)

Total other comprehensive loss, net of taxes	(203,480)	(46,028)	(112,745)	(24,049)

COMPREHENSIVE INCOME (LOSS)	$(408,620)	$2,959,907	$900,703	$6,434,907

Earnings (loss) per share of common stock
Basic	$(0.02)	$0.30	$0.10	$0.65
Diluted	$(0.02)	$0.30	$0.10	$0.63
Weighted average common shares outstanding
Basic	10,017,201	9,975,997	10,015,813	9,970,090
Diluted	10,017,201	10,171,327	10,062,907	10,186,860
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders'
	Shares	Stock	Earnings	Income (Loss)	Equity
BALANCE, December 31, 2006	9,979,537	$54,767,348	$36,295,441	$(45,128)	$91,017,661

Stock-based compensation expense	—	358,624	—	—	358,624
Stock options exercised and stock awards granted	94,013	610,519	—	—	610,519
Income tax benefit from stock options exercised	—	185,342	—	—	185,342
Repurchase of common stock	(29,978)	(528,723)	—	—	(528,723)
Cash dividends, $0.40 per common share	—	—	(4,012,997)	—	(4,012,997)
Net income and comprehensive income	—	—	14,481,860	125,546	14,607,406

BALANCE, December 31, 2007	10,043,572	55,393,110	46,764,304	80,418	102,237,832

Stock-based compensation expense	—	246,251	—	—	246,251
Stock options exercised and stock awards granted	39,169	44,024	—	—	44,024
Income tax benefit from stock options exercised	—	1,563	—	—	1,563
Income tax adjustment for stock- based compensation	—	(10,383)	—	—	(10,383)
Repurchase of common stock	(1,165)	(12,081)	—	—	(12,081)
Cumulative effect of change in accounting principle — split-dollar life insurance benefit	—	—	(59,094)	—	(59,094)
Cash dividends, $0.11 per common share	—	—	(1,105,059)	—	(1,105,059)
Net income and comprehensive income	—	—	1,013,448	(112,745)	900,703

BALANCE, June 30, 2008	10,081,576	$55,662,484	$46,613,599	$(32,327)	$102,243,756

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,013,448	$6,458,956
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) amortization of discounts and premiums on investment securities	(22,423)	(28,342)
Gain on called investment securities	(2,123)	—
Loss on sale of mortgage loans	604,485	219,836
Depreciation and amortization of property and equipment	1,362,460	1,226,842
Gain/(loss) on sale or write-down of property and equipment	4,771	(594)
(Gain)/loss on sale of bank owned real estate	(46,070)	2,723
Loss on limited partnerships	113,547	—
Stock-based compensation expense	246,251	249,009
Excess tax benefit (expense) from stock-based compensation expense	8,820	(72,293)
Deferred income tax benefit	(2,486,578)	(174,375)
Provision for loan losses	8,700,000	3,350,000
Provision for losses from off-balance sheet financial instruments	133,000	75,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	83,625	(1,240,780)
Proceeds from the sale of mortgage loans held-for-sale	90,924,155	73,312,860
Production of mortgage loans held-for-sale	(92,346,127)	(72,072,400)
Other assets	(897,387)	(919,695)
Accrued interest payable and other liabilities	(551,599)	(1,905,562)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,842,255	8,481,185

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of available-for-sale securities	6,770,000	5,000,000
Proceeds from called available-for-sale securities	2,252,500	—
Proceeds from maturity of held-to-maturity securities	784,699	498,744
Proceeds from called held-to-maturity securities	—	1,300,031
Purchases of available-for-sale securities	(3,528,489)	(4,531,036)
Net change in loans made to customers	(72,405,292)	(55,883,363)
Investment in low-income housing tax credits	(102,259)	(101,679)
Investment in state energy tax credits	(1,431,069)	(24,928)
Proceeds from the sale of property and equipment	—	4,980
Proceeds from the sale of other real estate owned	403,800	200,127
Purchases of property and equipment	(3,851,977)	(3,441,944)

NET CASH USED IN INVESTING ACTIVITIES	(71,108,087)	(56,979,068)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	35,299,145	(22,740,799)
Net change in time deposits	(18,781,390)	74,870,402
Net borrowings (repayments) of federal funds advances	27,050,000	(10,048,462)
Proceeds from Federal Home Loan Bank advances	31,000,000	(10,728,910)
Repayments of Federal Home Loan Bank advances	(3,604,420)	—
Repayment of junior subordinated debentures	(4,124,000)	—
Cash paid for dividends and fractional shares	(2,010,032)	(1,998,166)
Proceeds from stock options exercised	44,024	189,610
Excess tax benefit from stock-based compensation expense	1,563	72,293
Repurchase of common stock	(12,081)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	64,862,809	29,615,968

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	596,977	(18,881,915)
CASH AND CASH EQUIVALENTS, beginning of period	92,223,800	148,514,755

CASH AND CASH EQUIVALENTS, end of period	$92,820,777	$129,632,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$12,067,969	$12,576,911
Taxes paid in cash	2,200,000	4,600,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(100,006)	$1,686
Change in fair value of interest rate swap, net of taxes	(12,739)	(25,435)
Cash dividend declared and payable after quarter-end	100,815	1,002,786
Transfer of loans to other real estate owned	6,742,483	—
Transfer of loans to repossessed other assets	—	31,950
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
The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the three months and six months ended June 30, 2008, are not necessarily indicative of results to be anticipated for the year ending December 31, 2008.
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

The loan portfolio consisted of the following as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Real estate secured loans:
Commercial property	$261,434,186	$228,523,642
Farmland	65,097,031	48,739,409
Construction	292,203,451	294,397,845
Residential	40,800,324	54,168,963
Home equity lines	25,136,104	23,144,106

	684,671,096	648,973,965
Commercial	143,966,782	129,018,049
Agriculture	79,877,148	70,095,363
Consumer	13,853,726	11,630,205
Credit card and other loans	11,284,166	11,207,851

	933,652,918	870,925,433
Less allowance for loan losses	(17,099,148)	(11,174,199)
Less unearned loan fees	(899,581)	(1,059,854)

Loans, net of allowance for loan losses and unearned loan fees	$915,654,189	$858,691,380

The Bank does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. As of June 30, 2008, no loans in default 90 days or more were still accruing interest. Non-accrual loans are considered impaired loans. Each impaired loan is carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the fair value of collateral if the loan is collateral-dependent. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Cash payments received on non-accrual loans are applied to the principal balance of the loan. Large groups of smaller balance, homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank may not separately identify individual consumer and residential loans for evaluation of impairment.
Loans on non-accrual status as of June 30, 2008 and December 31, 2007, were $34.89 million and $9.87 million, respectively.
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

Changes in the allowance for loan losses were as follows for the three months and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
BALANCE, beginning of period	$13,264,207	$10,054,784	$11,174,199	$10,143,338
Provision for loan losses	5,650,000	2,325,000	8,700,000	3,350,000
Loans charged off	(1,900,410)	(2,310,593)	(2,944,337)	(3,503,701)
Loan recoveries	85,351	98,620	169,286	178,174

BALANCE, end of period	$17,099,148	$10,167,811	$17,099,148	$10,167,811

4. Other Real Estate Owned
Other real estate owned represents property acquired through foreclosure or deeds in lieu of foreclosure and is carried at the lower of cost or estimated net realizable value. Net realizable value is determined based on real estate appraisals less estimated selling costs. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest income and expense. As of June 30, 2008 and December 31, 2007, other real estate owned totaled $7.29 million and $515,701, respectively, and is included in the balance sheet under the caption “other assets.”
5. Federal Funds Purchased and Federal Home Loan Bank Advances
The Bank has federal funds line of credit agreements with six financial institutions and the Federal Reserve Bank of San Francisco. Maximum aggregate borrowings available under these credit lines totaled $61.40 million. Borrowings are not collateralized. These credit lines support short-term liquidity requirements and cannot be used for more than 1 to 30 consecutive business days, depending on the lending institution. Interest rates on outstanding borrowings range from 2.63% and 2.87%. As of June 30, 2008, $27.90 million is outstanding under these agreements; there were no borrowings outstanding under these agreements outstanding as of December 31, 2007.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. Interest rates on outstanding borrowings range from 2.40% to 5.48%. As of June 30, 2008, maximum FHLB borrowings were limited to $111.53 million, of which $78.33 million was currently available based on outstanding borrowings and collateral balances.
FHLB borrowings outstanding as of June 30, 2008 and December 31, 2007 were as follows:

June 30, 2008			December 31, 2007
		Weighted-			Weighted-
	Maturity	Average		Maturity	Average
Amount	Year	Interest Rate	Amount	Year	Interest Rate
$1,244,624	2008	3.21%	$4,139,958	2008	3.93%
13,451,613	2009	2.76%	751,613	2009	2.81%
18,000,000	2010	2.80%	536,388	2013	5.47%

499,535	2013	5.47%

$33,195,772		2.85%	$5,427,959		3.36%

6. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued, unless the impact is anti-dilutive. Included in the denominator is the dilutive effect of stock options and awards computed by the treasury stock method. Potential common shares considered anti-dilutive were 428,089 and 203,837, respectively, for the three months and six months ended June 30, 2008.
7. Fair Value Measurements
On January 1, 2008, Columbia adopted FASB SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.
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
In accordance with FASB Staff Position No. FAS 157-2, Columbia will apply the fair value measurement and disclosures provisions of SFAS No. 157 to nonfinancial assets and liabilities measured at fair value on a non-recurring basis for the year beginning January 1, 2009. As of June 30, 2008, goodwill and other real estate owned are the only nonfinancial assets measured at fair value on a non-recurring basis.
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value	Level 1	Level 2	Level 3
	June 30, 2008	Inputs	Inputs	Inputs
Debt securities, available-for-sale	$13,503,918	$—	$13,503,918	$—
Equity securities, available-for-sale	1,638,076	1,638,076	—	—

Total assets measured at fair value on recurring basis	$15,141,994	$1,638,076	$13,503,918	$—

Fair values of available-for-sale securities are based on quoted-market prices when available. If quoted prices are not available, fair value is based on pricing models, quoted prices of similar securities or discounted cash flows. Changes in the fair value of available-for-sale securities are recorded in other comprehensive income.

The following table presents financial assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2008:

	Fair Value	Level 1	Level 2	Level 3
	June 30, 2008	Inputs	Inputs	Inputs
Collateral-dependent impaired loans	$18,777,192	$—	$—	$18,777,192

Total assets measured at fair value on non-recurring basis	$18,777,192	$—	$—	$18,777,192

Fair values of collateral-dependent impaired loans are based on loan collateral values, which are supported by property appraisals and management’s judgment. Adjustments to reflect the fair value of collateral-dependent impaired loans are a component in determining an appropriate allowance for loan losses. As a result, adjustments to the fair value of collateral-dependent impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings.
8. Recently Issued Accounting Standards
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains various forward-looking statements that are intended to be covered by the safe harbor provided by Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements include statements about our present plans and intentions, about our strategy, growth, and deployment of resources, and about our expectations for future financial performance. Forward-looking statements sometimes are accompanied by prospective language, including words like “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “continue,” “plans,” “intends,” or other similar terminology.
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
CRITICAL ACCOUNTING ESTIMATES
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
The allowance for loan losses represents an estimate of probable losses associated with our loan portfolio and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing loan trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 74% of our loan portfolio is secured by real estate collateral. Since the second half of 2007, real estate values in parts of Oregon and Washington have declined based on current property appraisals. This has contributed to an increase in the allowance for loan losses and recognition of additional loan loss provisions since the second half of 2007. Further increases in the allowance for loan losses may result during 2008 if real estate values continue to decline or as new appraisals are obtained and evaluated.

As of June 30, 2008, our goodwill totaled $7.39 million as a result of a business combination in 1998. We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings and our current market capitalization. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. Given the current economic environment, we evaluated goodwill for impairment as of June 30, 2008, but no impairment was identified. No impairment of goodwill has been identified during the initial and subsequent annual assessments (annual assessment occurs as of December 31), or during tests between annual assessments.
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
Business Developments:
During the first six months of 2008, credit quality indicators in our residential construction loan portfolio continued to weaken. Fallout from the national credit and subprime mortgage crisis has resulted in fewer residential home sales and excess inventories of new homes and building lots; reduced cash flows to builders and developers; and declining property values. In addition, the Federal Reserve cut the Fed Funds rate a total of 225 basis points during this period. These conditions, which are affecting banks nationwide, including our peers in the Pacific Northwest, and in our specific case resulted in a higher loan loss provision and a decrease in our net interest margin.
In March 2008, we finalized a lease for office space in downtown Vancouver, Washington. This new space houses our core operations teams: retail operations, loan operations and information technology. These teams are focused on streamlining operational processes and improving and enhancing the product and service delivery to our customers.
In March 2008, we hired Craig Hummel as Executive Vice President and Chief Credit Officer. We expect Mr. Hummel’s experience with both larger financial institutions and community banks will allow us to build more efficient lending processes, benefitting our customers and enhancing our overall credit quality and administration.
In response to the current economic environment, we are carefully managing our balance sheet to ensure adequate liquidity levels and prudent capital management. During the first six months of 2008, a primary focus has been the management of identified problem loans and the oversight of other loans with potential or emerging problems. At the same time, we are focused on increasing the depth of customer relationships by expanding product and service offerings. Immediate expense control measures included the voluntary reduction of our President and CEO’s monthly salary and the suspension of board of director fees (both measures effective for the remainder of 2008).

Financial Overview:
The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the			As of and for the
	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2008	2007	Change	2008	2007	Change
Return on average assets	-0.08%	1.16%		0.19%	1.30%
Return on average equity	-0.80%	12.66%		1.98%	13.84%
Average equity to average assets	9.65%	9.17%		9.83%	9.39%
Net interest margin, tax equivalent basis	4.57%	5.54%		4.86%	5.67%
Efficiency ratio	65.84%	55.81%		66.70%	56.85%

Net income (loss)	$(205)	$3,006	-107%	$1,013	$6,459	-84%
Earnings (loss) per diluted common share	$(0.02)	$0.30	-107%	$0.10	$0.63	-84%
Total gross loans (1)				$942,610	$864,366	9%
Total assets				$1,109,324	$1,067,549	4%
Deposits				$939,410	$911,195	3%

Book value per common share				$10.14	$9.57	6%
Tangible book value per common share				$9.41	$8.53	10%

(1)	Includes loan portfolio and loans held-for-sale and excludes allowance for loan losses and unearned loan fees.
For the three months ended June 30, 2008, our loss per common share was $0.02, compared to earnings per diluted common share of $0.30 for same period in 2007. Our diluted earnings per share for the six months ended June, 30, 2008 was $0.10, compared to $0.63 for the same period in 2007. The decrease noted in each period was primarily due to an increase in the provision for loan losses, the effect of net interest margin compression and increases in non-interest expenses related to the administrative expansion and centralization into Vancouver, Washington.
Significant items for the three and six months ended June 30, 2008 were as follows:
•	Gross loans, excluding loans held-for-sale, totaled $933.65 million as of June 30, 2008, compared to $870.93 million as of December 31, 2007, an increase of 7%. The increase was primarily due to an increase in real estate loans secured by commercial property and farmland. Loans secured by commercial property and farmland, can be for purposes other than acquiring or operating the real estate itself.

•	As of June 30, 2008, non-performing assets (NPAs) totaled $42.24 million, or 3.81% of total assets. Of this amount, $7.49 million, or 18%, was comprised of four properties held in other real estate owned. $34.89 million, or 82%, of the NPAs were loans on non-accrual status. Four land development loans accounted for 68% of the non-accrual totals as of June 30, 2008.

•	Deposits totaled $939.41 million as of June 30, 2008, compared to $922.89 million as of December 31, 2007, an increase of 2% since December 31, 2007. The deposit mix changed with a 14% increase noted in interest bearing demand deposits and a decrease noted in time certificates and non-interest bearing deposits by 5% and 3%, respectively. The noted fluctuations are driven by increases in wholesale deposits, with a 4% increase noted.

•	Total risk-based capital ratio measured 10.66% as of June 30, 2008, compared to 11.11% as of March 31, 2008 and 11.76% as of December 31, 2007.

•	Primarily due to a series of Fed Funds rate cuts since September 2007 and the resulting decrease in loan yields, our net interest margin decreased to 4.57% for the three months ended June 30, 2008 compared to 5.54% for the same period in 2007. Due to the same factors our net interest margin decreased to 4.86% for the six months ended June 30, 2008, compared to 5.67% for the same period in 2007. The Federal Reserve has cut the Fed Funds rate a total of 325 basis points from June 30, 2007 to June 30, 2008, causing much of the margin compression noted. In addition, approximately $830,000 of interest was reversed during the second quarter as a result of placing loans on non-accrual status. This resulted in a 33 basis point decrease in net interest margin for the three months ended June 30, 2008. In the absence of interest reversal, the net interest margin for the three months ended June 30, 2008 would have been 4.90%.

•	For the three months and six months ended June 30, 2008, our provision for loan losses totaled $5.65 million and $8.70 million, respectively, compared to $2.33 million and $3.35 million for the same periods in 2007. The increase is due to a recognized increase in risk within our loan portfolio, which is primarily related to a general deterioration of credit quality indicators in our residential construction portfolio, particularly in our Central Oregon market and in the Portland, Oregon/Vancouver, Washington metropolitan area.

•	Salaries and employee benefits totaled $4.92 million for the three months ended June 30, 2008, compared to $5.26 million for the same period in 2007. The decrease is primarily due to reductions in employee incentive compensation expense. For the six months ended June 30, 2008, salaries and employee benefits totaled $10.80 million, compared to $10.30 million for the same period in 2007. The increase is primarily due to increases in staffing levels for our core administration teams, offset by reductions in employee incentive compensation expense.

•	For the three months and six months ended June 30, 2008, other non-interest expense totaled $3.25 million and $6.40 million, respectively, compared to $2.62 million and $5.47 million for the for same periods in 2007. The increase is primarily due to increases in the FDIC/State assessment, software licensing expense, and loan repossession and collection expense.
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

The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended June 30,			Three Months Ended June 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2008	2007	Change	2008	2007	Change
Taxable securities	$21,067	$23,699	$(2,632)	4.70%	4.81%	-0.11%
Nontaxable securities (1)	8,776	10,846	(2,070)	6.96%	7.04%	-0.08%
Interest bearing deposits	18,720	21,674	(2,954)	2.44%	5.24%	-2.80%
Federal funds sold	22,783	61,535	(38,752)	2.02%	5.23%	-3.21%
Loans (2) (3)	921,096	857,155	63,941	7.04%	8.89%	-1.85%

Interest earning assets	992,442	974,909	17,533	6.79%	8.46%	-1.67%

Non-earning assets	70,611	63,826	6,785

Total assets	$1,063,053	$1,038,735	$24,318

Savings & interest bearing deposits	$368,791	$339,751	$29,040	1.82%	2.78%	-0.96%
Time certificates	330,215	361,964	(31,749)	4.25%	5.01%	-0.76%
Borrowed funds	47,545	18,518	29,027	2.72%	4.84%	-2.12%

Interest bearing liabilities	746,551	720,233	26,318	2.95%	3.95%	-1.00%

Non-interest bearing demand deposits	207,741	220,842	(13,101)
Other liabilities	6,126	2,430	3,696
Shareholders’ equity	102,635	95,230	7,405

Total liabilities and shareholders’ equity	$1,063,053	$1,038,735	$24,318

	Six Months Ended June 30,			Six Months Ended June 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2008	2007	Change	2008	2007	Change
Taxable securities	$22,038	$23,800	$(1,762)	4.69%	4.76%	-0.07%
Nontaxable securities	8,889	11,155	(2,266)	7.00%	7.13%	-0.13%
Interest bearing deposits	19,033	18,963	70	2.82%	5.05%	-2.23%
Federal funds sold	24,241	43,465	(19,224)	2.62%	5.18%	-2.56%
Loans	906,410	842,612	63,798	7.51%	8.86%	-1.35%

Interest-earning assets	980,611	939,995	40,616	7.23%	8.49%	-1.26%

Nonearning assets	66,506	62,715	3,791

Total assets	$1,047,117	$1,002,710	$44,407

Savings & interest bearing deposits	$357,431	$325,826	$31,605	1.96%	2.63%	-0.67%
Time certificates	342,402	333,878	8,524	4.50%	4.92%	-0.42%
Borrowed funds	31,423	27,900	3,523	2.77%	5.18%	-2.41%

Interest bearing liabilities	731,256	687,604	43,652	3.19%	3.85%	-0.66%

Non-interest bearing demand deposits	206,710	217,972	(11,262)
Other liabilities	6,195	3,022	3,173
Shareholders’ equity	102,956	94,112	8,844

Total liabilities and shareholders’ equity	$1,047,117	$1,002,710	$44,407

(1)	In calculation of average yield, tax-exempt income has been adjusted to a tax-equivelant basis at a rate of 35%

(2)	Non-accrual loans and loans held-for-sale are included in the average balance

(3)	Loan fee income is included in interest income in calcualtion of average yield, three months ended June 30; 2008, $486,613; 2007, $371,395; six months ended June 30; 2008, $835,594; 2007, $707,950

Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration. Our tax equivalent net interest margin measured 4.57% for the three months ended June 30, 2008, compared to 5.54% for the same period in 2007. The decrease is primarily due to two factors. First, loan yields decreased as our variable rate loans tied to the prime rate charged by major financial institutions re-priced, following cuts in the Fed Funds rate. The prime rate has historically followed changes in the Fed Funds rate. Second, we reversed approximately $830,000 of interest income from loans placed on non-accrual status during the second quarter of 2008. When a loan is placed on non-accrual status, we reverse all interest recognized as income, but not yet paid. As a result of the same factors, our tax equivalent net interest margin decreased to 4.86% for the six months ended June 30, 2008 from 5.67% for the same period in 2007.
Our balance sheet is currently asset sensitive, meaning that interest earning assets mature or re-price more frequently than interest bearing liabilities in a given period. As a result, net interest income should increase slightly when rates increase and shrink somewhat when rates fall in an interest rate shift that is parallel across all terms of the yield curve (see also Item 3 of this report “Quantitative and Qualitative Disclosures about Market Risk”).
In order to mitigate the adverse effects of falling interest rates, we have incorporated interest rate floors into $598.93 million, or 64%, of our loans. As of June 30, 2008, our weighted-average floor rate was 6.99%, whereas the weighted-average rate on loans with floors was 7.45%. As a result, loan interest income will continue to decrease if the Fed Funds rate decreases.
Since September 2007 when the decreases in the Fed Funds rate began, re-pricing of our deposit interest rates has lagged the more immediate decrease in earning asset yields resulting from a need to retain deposit customers. Further decreases in the Fed Funds rate will cause our net interest margin to continue to trend downward. We expect continued pressure on our costs of funds due to the competitive deposit environment.
The following table presents increases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes:
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008 over 2007			2008 over 2007
	Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
Interest earning assets:
Loans	$1,470	$(4,354)	$(2,884)	$3,145	$(6,297)	$(3,152)
Investment securities
Taxable securities	(31)	(7)	(38)	(36)	(12)	(48)
Nontaxable securities	(23)	(2)	(25)	(50)	(5)	(55)
Balances due from banks	(38)	(131)	(169)	6	(214)	(208)
Federal funds sold	(505)	(183)	(688)	(487)	(313)	(800)

Total	873	(4,677)	(3,804)	2,578	(6,841)	(4,263)

Interest bearing liabilities:
Interest bearing checking and savings accounts	212	(893)	(681)	449	(1,217)	(768)
Time deposits	(390)	(649)	(1,039)	279	(757)	(478)
Borrowed funds	351	(253)	98	98	(381)	(283)

Total	173	(1,795)	(1,622)	826	(2,355)	(1,529)

Net increase (decrease) in net interest income	$700	$(2,882)	$(2,182)	$1,752	$(4,486)	$(2,734)

Net interest income before provision for loan losses decreased 16% and 10% for the three months and six months ended June 30, 2008, respectively, compared to same periods in 2007 and 10% for the six months ended June 30, 2008. The decrease is primarily attributable to lower yields on loans following a series of Fed Funds rate cuts since September 2007. Decreases in net interest income were partially offset by volume increases in loans and lower rates paid on interest bearing liabilities. Due to the competitive deposit environment, decreases in interest rates paid on deposits have lagged decreases in interest rates on interest earning assets.
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
The following table presents the balances and percentage changes in non-interest income:
Non-Interest Income:
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ change	% change	2008	2007	$ change	% change
Service charges and fees	$1,195	$1,110	$85	8%	$2,354	$2,112	$242	11%
Mortgage banking revenues	1,170	1,005	165	16%	2,094	2,018	76	4%
Financial services revenue	291	304	(13)	-4%	562	524	38	7%
Credit card discounts and fees	157	135	22	16%	300	250	50	20%
Other non-interest income	368	224	144	64%	830	519	311	60%

Total non-interest income	$3,181	$2,778	$403	15%	$6,140	$5,423	$717	13%

For the three months ended June 30, 2008 compared to the same period in 2007, service charges and fees were higher for 2008 due to an increase in NSF fees earned on deposit accounts. Mortgage banking revenues for 2008 increased from 2007 primarily due to an increase in wholesale activity, with a 68% increase in production in the wholesale mortgage market since June 30, 2007.
For the six months ended June 30, 2008, compared to 2007, other non-interest income increased primarily due to income from check sales commission and gain from the redemption of VISA stock. Service charges and fees were higher for 2008 due to an increase in NSF fees earned on deposit accounts.
Provision for Loan Losses
Our provision for loan losses represents an expense against current period income that allows us to establish an appropriate allowance for loan losses and deposit account overdraft exposure. Charges to the provision for loan losses result from our ongoing analysis of probable losses in our loan portfolio and probable losses from deposit account overdrafts (see “Allowance for Loan Losses” section of this report).
For the three and six months ended June 30, 2008, compared to the same period in 2007, the provision for loan loss was higher primarily due to deteriorating credit quality indicators in our residential construction loan portfolio, particularly in the Central Oregon market and in the Portland, Oregon/Vancouver, Washington metropolitan area.

Non-Interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs and various other non-interest expenses.
The following table presents the components of and changes in non-interest expense:
Non-Interest Expense:
(dollars in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	2007	$ change	% change	2008	2007	$ change	% change
Salaries and employee benefits	$4,924	$5,259	$(335)	-6%	$10,798	$10,301	$497	5%
Occupancy expense	1,307	1,145	162	14%	2,618	2,268	350	15%
Advertising expense	345	193	152	79%	558	409	149	36%
Data processing expense	130	197	(67)	-34%	242	339	(97)	-29%
Item and statement processing	175	206	(31)	-15%	363	412	(49)	-12%
Other non-interest expense	2,595	2,025	570	28%	5,241	4,309	932	22%

Total non-interest expense	$9,476	$9,025	$451	5%	$19,820	$18,038	$1,782	10%

For the three months ended June 30, 2008, salaries and employee benefits were lower compared to 2007 primarily as a result of reductions in incentive compensation. For the six months ended June, 30, 2008, salaries and employee benefits were higher compared to 2007 primarily as a result of salary increases and new personnel hired for specialized positions in our operations and information technology departments.
Occupancy expense increased for the three and six months ended June 30, 2008 compared to 2007 primarily due to new administrative office space leased in Vancouver, Washington and higher depreciation expense related to technology infrastructure. Investments in new employees and infrastructure are designed to streamline operational processes, enhance products and services offered to our customers and position us for future growth.
Other non-interest expense increased for the three and six months ended June 30, 2008 primarily due to increases in the FDIC/State assessment, software licensing expense, and repossession and collection expense.
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Because of higher non-interest expenses and lower revenues, our efficiency ratio increased to 65.84% and 66.70%, respectively, for the three and six months ended June 30, 2008, compared to 55.81% and 56.85%, respectively, for the same periods in 2007.
Provision for Income Taxes
The following table presents the provision for income taxes and effective tax rates:
Provision for (Benefit from) Income Taxes:
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Provision for (benefit from) income taxes	$(528)	$1,816	$180	$3,884
Income before provision for (benefit from) income taxes	(733)	4,822	1,193	10,343

Effective tax rate	72.03%	37.66%	15.09%	37.55%
During the three months ended June 30, 2008, we recognized a benefit from income taxes totaling $733,346. The decrease in income tax expense was due to a loss before provision for income taxes. Our effective tax rate is lower than statutory tax rates due to benefits from permanent difference items, primarily tax-exempt municipal bonds and investments in tax credits and bank owned life insurance. Due to the ratio between our pre-tax income and permanent differences, small levels of pre-tax income or loss will result in significant changes in our effective tax rate for the remainder of 2008.

MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities.
Investment Securities
Our investment securities portfolio consists of bank-qualified municipal debt securities; debt securities issued by government agencies, mortgage-backed securities, equity securities and restricted equity securities. Investment securities totaled $27.76 million as of June 30, 2008, compared to $34.18 million as of December 31, 2007. During the six months ended June 30, 2008, we purchased $3.00 million of government agency bonds to partially replace matured and called securities totaling $9.81 million. Remaining cash inflows were utilized for liquidity to fund loan growth.
Qualifying securities may be pledged as collateral for public agency deposits or other borrowings. As of June 30, 2008, pledged securities totaled $15.94 million, compared to $22.22 million as of December 31, 2007.
Net unrealized losses on available-for-sale debt and equity securities totaled $52,908, or $32,327 net of tax, as of June 30, 2008, compared to net unrealized gains of $110,768, or $67,679 net of tax, as of December 31, 2007. Net unrealized gains decreased to loss positions primarily due to changes in the bond market as investors measure the effects of interest rates on the discounted interest payments of bond investments.
Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries and thereby complement the markets in which we do business. Loan products include construction, land development, real estate, commercial, consumer, agriculture and credit cards.
The following table presents our loan portfolio by loan type:
Loans:
(dollars in thousands)

	June 30, 2008		December 31, 2007		June 30, 2007
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Real estate secured loans:
Commercial property	$261,434	29%	$241,544	28%	$238,544	28%
Farmland	65,097	7%	48,739	6%	50,067	6%
Construction	292,203	32%	294,398	34%	286,052	34%
Residential	40,801	4%	41,149	5%	28,379	3%
Home equity lines	25,136	2%	23,144	3%	18,593	2%

	684,671	74%	648,974	76%	621,635	73%
Commercial loans	143,967	16%	129,018	15%	130,143	15%
Agricultural loans	79,877	9%	70,095	8%	82,027	10%
Consumer loans	13,854	2%	11,630	1%	12,907	2%
Other loans	11,284	1%	11,208	1%	11,576	1%

	933,653		870,925		858,288
Allowance for loan losses	(17,099)	-2%	(11,174)	-1%	(10,168)	-1%
Unearned loan fees	(900)	—	(1,060)	—	(1,286)	—

Loans, net of allowance for loan losses and unearned loan fees	$915,654	100%	$858,691	100%	$846,834	100%

Gross loans increased 7% since December 31, 2007 primarily due to real estate secured agricultural and residential loans growth. Since June 30, 2007, gross loans increased 9% primarily due to real estate loan growth.
As of June 30, 2008, loans secured by real estate comprised 74% of our net loan portfolio, compared to 76% as of December 31, 2007 and 73% as of June 30, 2007. Although this concentration is consistent with our Pacific Northwest community bank peers, we could be subject to further losses resulting from declines in real estate values and the related effects on our borrowers. Some borrowers use proceeds from loans (with real estate as additional collateral) for purposes other than real estate development, such as inventory and equipment purchases. In these cases, real estate market declines would represent a more indirect risk of loss because the borrower’s financial condition may not be directly affected by such a decline (also see “Allowance for Loan and Lease Losses” section below). Moreover, we determine our allowance for loan losses based in part on the value of the collateral that secures our loans, and as real estate values decline, we may be required to increase our allowance for loan losses to address market conditions.
The following table presents our construction loans by region:
Construction and Land Development Loans by Region:
(dollars in thousands)

	June 30, 2008
	Residential	Commercial	Total
Columbia River Gorge	$13,300	$2,997	$16,297
Columbia Basin — Eastern Washington	13,116	20,405	33,521
Columbia Basin — Northeastern Oregon	6,291	3,708	9,999
Central Oregon	78,008	40,297	118,305
Willamette Valley (1)	104,388	9,693	114,081

	$215,103	$77,100	$292,203

(1)	Includes Portland, Oregon and Vancouver, Washington metropolitan area
We participate in non-real estate agricultural lending, which comprises approximately 9% of our net loan portfolio. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. In addition, we diversify our agricultural loan portfolio across numerous commodity types and maintain Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 16% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
We originate and fund single-family mortgage loans that are usually committed for sale to mortgage investors and held for less than 30 days. Mortgage loans held-for-sale are reported as “Loans held-for-sale” on our balance sheet. As of June 30, 2008, mortgage loans held-for-sale totaled $8.96 million compared to $8.14 million as of December 31, 2007.
Allowance for Loan Losses
Our allowance for loan losses represents an estimate of probable losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. The appropriateness of the allowance is evaluated each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) and with FASB SFAS Nos. 5 and 114. In determining the level of the allowance, we estimate losses inherent in all loans and evaluate non-performing loans to determine the amount, if any, necessary for a specific reserve. Loans not evaluated for impairment and not requiring a specific allocation are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. We regularly review our loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.

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
Increases to the allowance occur when we expense amounts to the provision for loan losses or when we recover previously charged-off loans or overdrafts. Decreases occur when we charge-off loans or overdrafts that are deemed uncollectible. We determine the appropriateness and amount of these charges by assessing the risk potential in our portfolio on an ongoing basis. Loan charge-offs do not necessarily result in the recognition of additional expense, except in cases where the amount of a loan charge-off exceeds the loss amount previously provided for in the allowance for loan losses.
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

The following table presents activity in the allowance for loan and credit losses:
Allowance for Loan and Credit Losses:
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$13,264	$10,055	$11,174	$10,143
Charge-offs:
Commercial	(1,500)	(8)	(1,607)	(99)
Real estate	(248)	—	(1,044)	—
Agriculture	—	(2,223)	—	(3,253)
Consumer loans	(16)	—	(16)	—
Credit card and related accounts	(42)	(9)	(90)	(14)
Demand deposit overdrafts	(94)	(70)	(187)	(137)

Total charge-offs	(1,900)	(2,310)	(2,944)	(3,503)
Recoveries:
Commercial	1	41	2	42
Real estate	—	—	—	1
Agriculture	—	—	3	—
Consumer loans	8	10	8	22
Credit card and related accounts	—	5	8	6
Demand deposit overdrafts	76	42	148	107

Total recoveries	85	98	169	178
Provision for loan losses	5,650	2,325	8,700	3,350

Allowance for loan losses, end of period	$17,099	$10,168	$17,099	$10,168

Liability for off-balance-sheet financial instruments, beginning of period	$889	$838	$848	$763
Increase charged to other non-interest expense	92	—	133	75

Liability for off-balance-sheet financial instruments, end of period	$981	$838	$981	$838

Total allowance for credit losses (1)	$18,080	$11,006	$18,080	$11,006

Ratio of net loans charged-off to average loans outstanding for the period	0.20%	0.26%	0.31%	0.39%

Ratio of allowance for loan losses to gross loans at end of period			1.81%	1.18%

Ratio of allowance for credit losses to gross loans at end of period			1.92%	1.27%

(1)	Includes allowance for loan losses and liability for off-balance-sheet financial instruments
On an annualized basis, net charge-offs as a percentage of average gross loans were 0.62% for the six months ended June 30, 2008. Our net charge-offs as a percentage of average gross loans has ranged between 0.21% and 0.52% over the 5-year period from 2003 to 2007, averaging 0.33% on an annual basis. The increase in charge-offs for the six month period is a result of the weakened residential construction market.
As a percentage of gross loans at year-end, our allowance for credit losses has ranged between 1.34% and 1.40% over the 5-year period from 2003 to 2007, averaging 1.38% on an annual basis. Due to an increase in past due loans, the declining value of land collateralizing certain loans and other factors indicative of deteriorating credit quality, our allowance for credit losses as a percentage of gross loans was 1.92% as of June 30, 2008.
During the three months ended March 31, 2008, we foreclosed on two real estate development loans. Both loans were on non-accrual status as of December 31, 2007. Following the foreclosures, we charged-off $796,000 of loan principal and added the net value of the property collateralizing the loans to other real estate owned.

During the three months ended June 30, 2008, we recognized $5.65 million of provision for loan losses, bringing the year-to-date allocations to $8.70 million. As of June 30, 2008, our allowance for credit losses totaled $18.08 million, including the liability for off-balance-sheet financial instruments. The significant increase in the allowance was in response to internal downgrades of credits and the declining land values on residential construction collateral. In addition, net charge offs for the three months ended June 30, 2008 totaled $1.82 million and included one large charge-off resulting from the bankruptcy of a land developer in the Portland, Oregon/Vancouver, Washington metropolitan area. Net charge offs for the six months ended June 30, 2008 totaled $2.78 million.
As a result of changes in the economic environment, our credit administration and risk management teams have examined loan relationships within the residential construction portfolio for indications of credit weaknesses. This is an ongoing and dynamic process and concentrated efforts were put forth to accelerate the examination of credits to ensure substantially all credits were examined during the second quarter of 2008. This examination process includes the review of new or updated appraisals and resulting real estate collateral values. During the last six months, we have ordered and obtained several new appraisals on specific residential construction loans that have either shown weakness, required a new credit decision, or are located in a geographic area we feel might be a risk for value declines. Many appraisals have been received and evaluated while others are still awaiting receipt from the independent appraiser. All appraisals are reviewed by our real estate risk management team, which includes three licensed appraisers and support staff. In the cases where updated independent appraisals have been ordered but are still pending, this team can provide realistic interim evaluations of fair value.
In addition, we established a Reserve Adequacy Committee during the second quarter of 2008. This committee process uniformly streamlined the various regional loan management practices that had been in existence. On a quarterly basis, all problem loan reports are formally updated for all our lending units and a formal action plan is developed. Even though minimum guidelines for reporting to the committee exist, it does not preclude discussion of other credits or concerns that are present in the demographic areas that we service. The committee includes the Chief Credit Officer and other key members of executive management, including the Chief Executive Officer. As a result of this action, we were able to pull together previous lending unit processes and identify the underlying risks inherent in our loan portfolio. In addition, specific allocations to the allowance for loan losses and the adequacy of our current loan loss allowance were appropriately adjusted based on the review of affected loans. The Reserve Adequacy Committee will continue meeting on a quarterly basis. The resulting action plans will be dynamic and followed closely by the lending teams, credit administration, risk management and our special assets team. This will ensure appropriate risk identification, timely meetings with customers and achievement of these plans.
On a weekly basis, the updates on action plans on selected problem loan amounts are also reviewed during a meeting conducted by the Chief Credit Officer and other members of the Executive Team. This meeting allows for timely decisions on these action plans.
While we have been reserving for these weakened credits as a result of our internal risk ratings, as new appraisals are received and land values continue to decline, more allocations to the allowance for loan losses are likely. When charge offs are necessary, the allowance for loan losses will be impacted accordingly.

Non-Performing Assets
Non-performing assets (NPA) consist of loans on non-accrual status, delinquent loans past due greater than 90 days, troubled debt restructured loans and other real estate owned (“OREO”). We do not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. Troubled debt restructured loans are those for which the interest rate, principal balance, collateral support or payment schedules were modified from original terms, beyond what is ordinarily available in the marketplace, to accommodate a borrower’s weakened financial condition. OREO represents real estate assets held through loan foreclosure or recovery activities.
The following table presents information about our non-performing assets:
Non-Performing Assets:
(dollars in thousands)

	June 30, 2008	December 31, 2007	June 30, 2007
Loans on non-accrual status	$34,885	$9,865	$4,557
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	64	84	104

Total non-performing loans	34,949	9,949	4,661
Other real estate owned	7,289	516	—
Repossessed other assets	—	5	32

Total non-performing assets	$42,238	$10,470	$4,693

Allowance for loan losses	$17,099	$11,174	$10,168

Ratio of total non-performing assets to total assets	3.81%	1.00%	0.44%
Ratio of total non-performing loans to total gross loans	3.70%	1.13%	0.54%
Ratio of allowance for loan losses to total non-performing loans	24.89%	47.64%	71.87%
As of June 30, 2008, nonperforming assets totaled $42.24 million, an increase of $30.39 million from March 31, 2008 and an increase of $31.77 million from December 31, 2007. The increase is primarily due to an increase in loans placed on non-accrual status during the second quarter of 2008.
Non-Accrual Loans:
The large increase in non-accrual loans during the second quarter of 2008 is directly related to ongoing economic uncertainly and conditions surrounding the subprime lending crisis and slow down in residential real estate demand. As the more liberal mortgage products were eliminated from the market, the number of potential home buyers has declined, resulting in an inventory of new homes and residential lots that exceeds current demand. This excess inventory is driving down current market prices. The reduction in the sales of residential lots and homes has created cash flow difficulties for builders and developers, forcing them to turn to personal reserves to help meet loan repayment requirements and ongoing operating needs. Reserves for some buildings were exhausted during the second quarter of 2008, resulting in past due loans and difficultly meeting ongoing operating expenses. The oversupply of new home and residential lots is also causing real estate valuations to decline as evidenced by new appraisals and evaluations Columbia has received or conducted since the beginning of 2008. There are differing opinions in the industry as to how long it will take this oversupply of inventory to stabilize, but our assumption is that it could take until late 2009 or early 2010. Based on this, we are planning for a protracted time frame as opposed to a shorter one.

The following table provides expanded detail of our non-accrual loans:
Non-Accrual Loans by Type:
(dollars in thousands)

	June 30, 2008		March 31, 2008		December 31, 2007
	Number	Dollar	Number	Dollar	Number	Dollar
	of Loans	Amount	of Loans	Amount	of Loans	Amount
Residential lots/sub-division	12	$26,542	2	$576	3	$7,824
Residential	11	5,122	7	2,605	1	810
Commercial (C&I)	5	717	2	45	1	41
Commerical real estate	3	2,436	2	1,165	2	1,173
Agricultural	2	59	2	59	1	17
Consumer	1	9	2	9	—	—

	34	$34,885	17	$4,459	8	$9,865

During the second quarter of 2008, most of the increase in non-accrual loans was centered in residential land development loans. A smaller portion of the increase was centered in loans for homes being held for sale. Approximately 75% of our non-accrual loans are lot development credits, 15% are residential homes loans and the remaining 10% are from all other areas of our loan portfolio.
During the second quarter of 2008, individual loans were placed on non-accrual status when clients were no longer able to meet required interest or principal reduction payments or the underlying collateral securing the loan proved to be inadequate due to new appraisals or internal evaluations. At the end of the second quarter, one large Portland metropolitan area developer with multi-creditor relationships entered into a Chapter 11 bankruptcy proceeding. The impact of this bankruptcy is factored into our larger allowance and increase in non-accrual loans for the second quarter of 2008 even though this client was relatively current with us.
As of June 30, 2008, our non-accrual loans are concentrated in four relationships that were added during the second quarter of 2008. These loans comprised $24 million, or 68%, of the total non-accrual loans. All of these loans have been evaluated for loss potential and impairment, either based on recent appraisals or evaluations of fair value performed internally.
The first relationship is a $9.94 million residential lot development loan located in the Portland metropolitan area. Late in the second quarter, the borrower’s deteriorating relationships with other creditors prompted the filing of a Chapter 11 bankruptcy. Although the client was relatively current with Columbia at the time of the filing, this credit was placed on non-accrual status and a reserve for impairment was recognized based on the elements contained within client’s preliminary bankruptcy plan and our estimate of a decline in the net realizable value of the real estate. An independent appraisal has been ordered on the subject property and further allocations may be taken if warranted by that appraisal or by changes to the borrower’s bankruptcy plan that is still being negotiated.
The second relationship is a $6.68 million residential lot development loan located in the Portland metropolitan area that was placed on non-accrual status during the second quarter of 2008 due to interest payment delinquencies. An updated appraisal obtained in late 2007 reflected the value of the collateral exceeded the loan balance. The client has been working to refinance or sell the property, with various parties showing some interest at the end of the second quarter. To date, no firm offers have been received. Although the 2007 appraisal showed adequate collateral coverage, we have recognized a reserve for impairment based on the prolonged sales period and the changes in market conditions for sales of this type of property.
The third relationship is a $4.97 million residential lot development loan on a project located near Vancouver Washington. The loan was placed on non-accrual status during the second quarter of 2008 due to interest payment delinquencies. An updated appraisal was obtained in January 2008 and we recognized a reserve for impairment based on that appraisal. Over the last several months, we have been actively working with the borrower to sell the property.

The fourth relationship is a $2.23 million residential lot development project located near Vancouver Washington. The account was placed on non-accrual status during the second quarter of 2008 due to interest payment delinquencies. Several lot sales within the development project in late December 2007 established a comparable sales price at that time. We have recognized a reserve for impairment on this loan based on a current sales price that is discounted from the December 2007 comparable sales to reflect current market conditions.
Other Real Estate Owned (“OREO”):
As of June 30, 2008, four OREO properties comprised of $7.29 million, or 17%, of non-performing assets. Three of these properties were added to OREO during the first and second quarters of 2008 following the foreclosure of land development loans. Previously these loans were on non-accrual status and comprised 79% of the non-accrual totals as of December 31, 2007. Two of the OREO properties totaled $6.5 million, or 89%, of the OREO balance. The actual dollar level of OREO remained relatively unchanged between March 31, 2008 and June 30, 2008. The slight decrease in the OREO balance from March 31, 2008 to June 30, 2008 was attributable to one small property sold during the second quarter, offset by another small property added to OREO.
We expect OREO assets will increase for the remainder of 2008 and into 2009 as foreclosures take place on some of the land development projects currently on non-accrual status. To facilitate the management and timely liquidation of these OREO properties, we formed an OREO committee comprised of senior members of our real estate risk management, credit administration and risk management teams.
LIABILITIES
Our liabilities consist primarily of retail and wholesale deposits, interest accrued on deposits and notes payable. Retail deposits include all deposits obtained within our branch network and represent our primary source for funding loans. Wholesale liabilities include deposits obtained outside of our branch network, correspondent bank borrowings, borrowings from the Federal Home Loan Bank (“FHLB”) and federal funds purchased. We utilize wholesale liabilities to manage interest rate and liquidity risk. These funding sources support loan growth at times when loan growth outpaces retail deposit growth.
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
The following table presents the composition of our deposits:
Deposits:
(dollars in thousands)

	June 30, 2008		December 31, 2007		June 30, 2007
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing deposits	$218,450	23%	$224,092	24%	$222,950	24%
Interest bearing deposits	344,623	37%	303,235	33%	301,729	33%
Savings deposits	35,336	4%	35,784	4%	36,506	4%
Time certificates	341,001	36%	359,782	39%	350,010	39%

Total deposits	$939,410	100%	$922,893	100%	$911,195	100%

Total deposits increased 2% since December 31, 2007. Non-interest bearing deposits decreased primarily due to lower deposit balances from customers affected by the real estate slowdown, as the need to utilize cash reserves increased. Interest bearing deposits increased due to growth of our interest bearing Ultimate Checking product and a general increase in money market balances. Ultimate Checking currently offers a relatively high interest rate and achieves offsetting savings by incenting more frequent debit card use and by requiring electronic monthly statements. During the first half of 2008, time certificates decreased as a number of our promotionally priced certificates matured and were transferred to other financial institutions offering aggressive rates.
Deposit totals are presented as of June 30, 2007 for comparative purposes because of the seasonal nature of our business. Compared to June 30, 2007, total deposits increased 3% primarily due to interest bearing deposit growth.
The following table presents a comparison of wholesale deposit balances, which are included in total deposits shown above:
Wholesale Deposits:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2008	2007	2007
Brokered certificates of deposit	$134,661	$144,467	$123,737
Direct certificates of deposit	5,098	4,339	10,633
Mutual fund money market deposits	28,833	23,547	53,817
Out-of-market public funds	4,800	4,081	7,899
Certificate of deposit account registry system deposits	9,500	—	—

	$182,892	$176,434	$196,086

Brokered certificates of deposit are obtained through intermediary brokers that sell the certificates on the open market. Direct certificates of deposit are obtained through a proprietary network that solicits deposits from other financial institutions or from public entities. Mutual fund money market deposits are obtained from an intermediary that provides cash sweep services to broker-dealers and clearing firms. Out-of-market public fund depositors typically expect higher interest rates consistent with other wholesale borrowings. Certificate of deposit account registry system (“CDARS”) deposits are obtained through a broker and represent certificates of deposits in other financial institutions for which we assumed a portion, not to exceed $100,000 per certificate holder.
Brokered and direct certificates of deposit are classified as “Time certificates” on our balance sheet. Mutual fund money market deposits and out-of-market public funds are classified as “Interest bearing demand deposits” on our balance sheet.
As of June 30, 2008, maturities of brokered certificates of deposit ranged between 1 month and 22 months, including $41 million maturing during the remainder of 2008. Direct certificate of deposit maturities ranged between 1 month and 24 months. Mutual fund money market deposits and out-of-market public funds are payable on demand.
Federal Home Loan Bank Advances and Federal Funds Purchased
As of June 30, 2008, FHLB borrowings totaled $33.20 million, an increase of $27.77 million from the December 31, 2007 balance of $5.43 million and a decrease of $13.46 million compared to the $46.66 million balance as of June 30, 2007. Since December 31, 2007, FHLB borrowings increased primarily due to new borrowings totaling $31.00 million at a weighted average interest rate of 2.79%.

The following table presents year-to-date FHLB balances and interest rates:
FHLB Borrowings:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2008	2007	2007
Amount outstanding at end of period	$33,196	$5,428	$46,658
Weighted average interest rate at end of period	2.84%	3.36%	5.20%
Maximum amount outstanding at any month-end and during the period	$33,802	$46,658	$46,658
Average amount outstanding during the period	$33,484	$15,246	$23,465
Weighted average interest rate during the period	2.86%	4.29%	4.48%
We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. Available borrowings under these lines of credit totaled $33.50 million as of June 30, 2008 and December 31, 2007. Outstanding borrowings on these lines of credit totaled $27.90 million as of June 30, 2008; no line of credit borrowings were outstanding as of December 31, 2007.
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

The following table presents a comparison of contract commitment amounts:
Commitments:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2008	2007	2007
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$218,395	$229,716	$212,699
Commitments to originate loans held-for-sale	14,401	7,170	5,845
Undisbursed credit card lines of credit	24,829	24,618	23,087
Commercial and standby letters of credit	3,547	3,200	2,633

	$261,172	$264,704	$244,264

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may be cancelled or voided in the event of a violation of the loan covenants or material adverse change in the financial condition of the borrower. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn, total commitment amounts do not necessarily represent future cash requirements. Commitments to originate loans held-for-sale increased due to a volume increase in committed mortgage loans.
The amount of collateral obtained to secure a loan or commitment, if deemed necessary, is based on our credit evaluation of the borrower. The majority of commitments are secured by real estate or other types of qualifying collateral. Types of collateral vary, but may include accounts receivable, inventory, property and equipment and income-producing properties. Less than 10% of our commitments are unsecured.
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
The following table presents the distribution of commitments to extend credit classified by loan type as of June 30, 2008:
Commitments to Extend Credit:
(dollars in thousands)

	Dollar	Percent of
	Amount	Total
Commercial loans	$79,537	36%
Agricultural loans	34,699	16%
Real estate loans	38,417	18%
Real estate loans — construction	51,316	23%
Consumer loans	14,291	7%
States and political sub-divisions	135	—%

	$218,395	100%

Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. As of June 30, 2008, commitments to extend credit for overdrafts totaled $12.45 million, which represents our estimated total exposure if every customer utilized the full amount of this protection at the same time. Year-to-date average usage outstanding was approximately 2% of the total exposure as of June 30, 2008, December 31, 2007 and June 30, 2007.

Commitments and Contingencies
We may become party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from the assessment of them. There can be no assurance that all matters that may be brought against us are known to us at any point in time.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity
We have adopted policies to address our liquidity requirements, particularly with respect to customer needs for borrowing and deposit withdrawals. Our main sources of liquidity are customer deposits; sales of loans; sales and maturities of investment securities; the use of federal funds; brokered certificates of deposit; and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and are often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition, economic conditions and other factors. We are proactively communicating with communities to ensure we maintain customer confidence and retain retail deposits.
Measurable liquid assets include: cash and due from banks, excluding vault cash; interest bearing deposits with other banks; federal funds sold; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $87.72 million, or 8% of total assets, as of June 30, 2008, compared to $87.51 million, or 8% of total assets, as of December 31, 2007.
During the six months ended June 30, 2008, despite reductions in the Fed Funds rate, many financial institutions continued to offer aggressive interest rates to attract deposits and maintain liquidity. During the first three months of 2008, we adjusted our deposit rates downward following the Fed Funds rate cuts. As a result of our deposit rate changes, a number of promotionally priced time certificates we offered during 2007 matured and transferred to other financial institutions. To balance the decrease in time certificates, we took advantage of lower priced Federal Home Loan Bank borrowings, adding $31.00 million of borrowings at a weighted average rate of 2.79%. During the three months ended June 30, 2008, we selectively adjusted our deposits rates upward to attract new deposits and retain existing deposits.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash provided by operating activities decreased $1.64 million, or 19%, for the six months ended June 30, 2008 compared to the same period in 2007. This was the net result of a decrease in net income, higher funding of mortgage loans held-for-sale and timing differences in the receipt and payment of accrued interest and accrued expenses.
Net cash used in investing activities increased $14.13 million, or 25%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase was primarily the result of an increase in loan growth during the six months ended June 30, 2008, compared to the same period in 2007 offset by proceeds from maturity of investment securities.
Net cash provided by financing activities increased $35.25 million, or 119%, for the six months ended June 30, 2008 compared to the same period in 2007. The increase was primarily due to long-term and short-term borrowings during the six months ended June 30, 2008.
Shareholders’ Equity
As of June 30, 2008 and December 31, 2007, shareholders’ equity totaled $102.24. During the second quarter of 2008, the Board of Directors declared a dividend of $0.01 per share, payable July 31, 2008 to shareholders of record as of July 17, 2008.

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
The following table presents our capital ratios as compared to regulatory minimums:
Capital Ratios:

		Well-	June 30, 2008	December 31, 2007
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Total risk-based capital
Columbia Bancorp	8.00%	N/A	10.66%	11.76%
Columbia River Bank	8.00%	10.00%	10.50%	11.23%
Tier 1 risk-based capital
Columbia Bancorp	4.00%	N/A	9.41%	10.51%
Columbia River Bank	4.00%	6.00%	9.25%	9.98%
Leverage ratio
Columbia Bancorp	4.00%	N/A	8.30%	9.75%
Columbia River Bank	4.00%	5.00%	8.97%	9.26%
We intend to remain “well-capitalized” by regulatory definition, and we plan to prudently manage our capital in order to do so. All capital management options are being analyzed, including an evaluation of our balance sheet structure. Initial steps to preserve capital included the reduction of the quarterly dividend from $0.10 per share to $0.01 per share, the voluntary reduction of our President and CEO’s monthly salary and the elimination of Board of Director fees. The salary reduction and elimination of director fees are effective for the remainder of 2008.
Stock Repurchase Plan
In June 2007, the Board of Directors renewed a plan to repurchase shares of Columbia’s common stock. The plan expired on June 30, 2008 and was not renewed by the Board of Directors. The repurchase plan authorized us to repurchase common stock in an amount up to $1.50 million. During the six months ended June 30, 2008, we did not repurchase any stock under the stock repurchase plan. In April 2008, we repurchased shares following the vesting of stock awards based on employee elections to redeem shares to cover tax withholding obligations.
The following table presents all stock repurchases during the three months ended June 30, 2008:
Stock Repurchases:

				Maximum Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased	Remaining to be
	Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased(1)	Paid per Share	Announced Plans(2)	Plans(2)
April 2008	1,165	$10.37	—	$1,500,000
May 2008	—	—	—	1,500,000
June 2008	—	—	—	—

Three months ended June 30, 2008	1,165	$10.37	—	$—

(1)	Purchase of shares in April 2008 was pursuant to vesting of stock awards.

(2)	Plan announced in June 2005 to repurchase up to $1 million of common stock through June 30, 2006. The plan was renewed to alllow purchases of up to $1.50 million of common stock through June 30, 2008. The plan expired on June 30, 2008

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
The table below shows the simulated percentage change in forecasted net interest income and the economic value of equity based on changes in the interest rate environment as of June 30, 2008. The change in interest rates assumes an immediate, parallel and sustained shift in the base interest rate forecast. Through these simulations, we estimate the impact on net interest income and present value of equity based on a 100 and 200 basis point upward and downward gradual change of market interest rates over a one-year period. The analysis did not allow rates to fall below zero.

	Percent Change	Percent change in
	in Net Interest	Present Value of
Change in Interest Rates	Income	Equity
-200	-4.50%	0.95%
-100	-2.26%	0.64%
+100	2.38%	-1.14%
+200	7.14%	-1.34%
As illustrated in the above table, our balance sheet is currently asset sensitive, meaning that interest earning assets mature or re-price more frequently than interest bearing liabilities in a given period. Therefore, according to the model, net interest income should increase slightly when rates increase and shrink somewhat when rates fall in an interest rate shift that is parallel across all terms of the yield curve. This is primarily a result of the concentration of variable rate and short-term commercial loans in our portfolio. The table above also illustrates negative impact on the present value of equity as rates increase; this is due to the large value of short-term borrowings as of June 30, 2008, which re-price daily.
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
Columbia Bancorp and Columbia River Bank were named as defendants in the United States District Court for the District of Oregon in a case captioned Smith-Rattray Farms, et al. v. Columbia River Bank, et al.  The plaintiffs sought compensatory, punitive and other damages totaling approximately $48.40 million, as well as injunctive and other relief.  At a judicial settlement conference on March 28, 2007, all parties to the case agreed to a confidential settlement.   The parties amended the settlement agreement as a result of a second judicial settlement conference on May 5, 2008.  The parties performed the obligations in the amended settlement agreement, and the case has now been dismissed with prejudice and without attorney’s fees or costs awarded to any party.   Columbia River Bank’s contribution of additional funds as part of the amended settlement agreement did not have a material adverse impact on Columbia’s results of operations.
J.R. Simplot Company v. Smith-Rattray Farms, LLC, et al.
Columbia River Bank (incorrectly identified in the pleadings as Columbia Bancorp dba Columbia River Bank) was named as a defendant in J.R. Simplot Company v. Smith-Rattray Farms, LLC, et al., Case No. 07-2-50218-4, in Franklin County Superior Court in Washington.  This case was a lien foreclosure action filed by J.R. Simplot Company to foreclose its agricultural services lien on the potatoes grown by Smith-Rattray Farms LLC, a borrower of Columbia River Bank.  Defendant Smith-Rattray Farms LLC (and another entity owned by the same principals, Blue Ridge Seed, LLC) filed cross-claims against the Bank.  The cross-claims alleged that the Bank had a duty to indemnify Smith-Rattray Farms LLC and Blue Ridge Seed, LLC for all amounts sought by J.R. Simplot Company and another lien creditor named as a defendant, Mountain Oil, LLC, as a result of the settlement of Smith-Rattray Farms, et al. v. Columbia River Bank, et al. filed in the United States District Court for the District of Oregon.  The Bank tendered into the Court all the proceeds in its possession from the crop collateral at issue in the case, and denied that it was required to indemnify Smith-Rattray Farms LLC and/or Blue Ridge Seed, LLC.  As a result of the amendment to the settlement agreement in Smith-Rattray Farms, et al. v. Columbia River Bank, et al., Columbia River Bank withdrew from the court registry the proceeds from the crop collateral.   The funds were paid as agreed in the amended settlement agreement in Smith-Rattray Farms, et al. v. Columbia River Bank, et al.    J.R. Simplot Company v. Smith-Rattray Farms, LLC, et al. was dismissed

with prejudice and without costs or attorney’s fees.   Management believes the resolution of this case is not likely to have a material adverse impact on Columbia’s results of operations.
ITEM 1A. RISK FACTORS
Our past experience may not be indicative of future performance, and as noted elsewhere in this report, we have included forward-looking statements about our business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the other risks or uncertainties contained in this report, the following risks may affect our operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, our business, financial condition or operating results could be adversely affected. Moreover, readers should note this is not an exhaustive list of the risks we face; some risks are unknown or not quantifiable, and other risks that we currently perceive as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.
Real Estate Loan Concentrations – Approximately 74% of our loan portfolio is secured by real estate collateral, including 23% concentrated in residential construction and land development loans, 9% in commercial construction loans and 29% concentrated in commercial real estate loans. During 2007 and into 2008, the banking industry has faced significant economic challenges as a result of the subprime mortgage fallout. Over the last several years, subprime mortgage loans (loans offered to borrowers with weakened credit histories or under liberal loan terms) contributed to residential real estate growth. Due to growing concerns about the underlying quality of these loans, funding for these loans rapidly dissipated during 2007. The resulting slowdown in residential real estate markets has led to lower demand for real estate construction and development loans. In some instances, the slowdown has stressed our borrowers’ ability to perform on loans. If these effects continue or become more pronounced, loan losses may increase and our financial condition and results of operations may be adversely impacted.
Adequacy of Allowance for Loan Losses – We have established a reserve for probable losses we expect in connection with loans in our loan portfolio. This allowance reflects our estimates of the collectability of certain identified loans, as well as an overall risk assessment of total loans outstanding. Our determination of the amount of loan loss allowance is subjective; although we apply criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, we cannot offer assurances that these estimates ultimately will prove correct or that the allowance for loan losses will be sufficient to protect against losses that ultimately may occur. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance is inadequate, they may require us to increase the allowance, which would adversely impact our results of operations and financial condition.
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
Goodwill – Over the last several weeks, our common stock has been trading below book value. As a result of this and due to the current economic environment, we evaluated goodwill for impairment as of June 30, 2008, but no impairment was identified. Our assessment of the fair value of goodwill is based on an evaluation of current purchase transactions, discounted cash flows from forecasted earnings and our current market capitalization. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. A write-down of goodwill due to impairment would adversely impact our results of operations and financial condition; however, it would have no impact on our regulatory capital.

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
Liquidity – We are subject to the risk of daily volatility in our liquidity. Liquidity measures our ability to meet loan demand and deposit withdrawals and to service liabilities as they come due. Dramatic fluctuations in deposit balances make it difficult to manage liquidity. A sharp reduction in deposits could force us to borrow heavily in the wholesale liability market. In addition, rapid loan growth during periods of little or no liquidity may force us to decline loans, utilize wholesale liabilities or raise deposit interest rates. Wholesale liabilities include all funding sources obtained outside the retail branch network and consist of borrowings from correspondent banks, advances from Federal Home Loan Bank and out-of-market deposits. Because interest rates on wholesale liabilities generally exceed interest rates on retail deposits, our results of operations may be adversely affected by an increase in wholesale liabilities. Moreover, our liquidity would be adversely impacted if correspondent banks or the Federal Home Loan Bank reduced or curtailed our borrowing capacity.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) Columbia Bancorp’s 2008 Annual Meeting of Shareholders was held on April 24, 2008 in The Dalles, Oregon.
(b) The following matters were voted on and passed at the Annual Meeting:
Proposal 1 – Election of directors. Votes were as follows:

	Number of Votes		% Voting
	Yes	Withheld	by Proposal
Dennis L. Carver	8,409,529	426,606	95.17%
James J. Doran	8,465,061	371,074	95.80
Donald T. Mitchell	8,473,924	362,211	95.90
Proposal 2 – To eliminate the classification of terms of the board of directors to require that all directors stand for election annually:

Number of Votes		% Voting
Yes	Withheld	by Proposal
8,031,719	804,416	79.90%
Proposal 3 – Amendment to stock incentive plan increasing shares authorized for issuance under such plan by 750,000 shares:

Number of Votes		% Voting
Yes	Withheld	by Proposal
4,415,325	1,498,420	74.66%
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
COLUMBIA BANCORP

Dated: August 11, 2008	/s/ Roger L. Christensen
Roger L. Christensen
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 11, 2008	/s/ Greg B. Spear
Greg B. Spear
Vice Chair and Chief Financial Officer (Principal Financial Officer)