Form 10-Q
period 2008-09-30
COLUMBIA BANCORP \OR\
filed 2008-11-10
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of November 7, 2008, there were 10,080,909 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
September 30, 2008

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
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$39,006,879	$30,667,066
Interest bearing deposits with other banks	32,446,332	12,457,082
Federal funds sold	80,078,919	49,099,652

Total cash and cash equivalents	151,532,130	92,223,800

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	10,244,467	19,626,384
Equity securities available-for-sale, at fair value	1,646,975	1,147,488
Debt securities held-to-maturity, at amortized cost, estimated fair value $10,115,145 and $11,081,097 at September 30, 2008 and December 31, 2007, respectively	10,006,328	10,969,311
Restricted equity securities	3,054,500	2,439,100

Total investment securities	24,952,270	34,182,283

LOANS
Loans held-for-sale	1,749,529	8,138,971
Loans, net of allowance for loan losses and unearned loan fees	900,649,538	858,691,380

Total loans	902,399,067	866,830,351

OTHER ASSETS
Property and equipment, net of accumulated depreciation	24,036,711	21,500,300
Accrued interest receivable	7,281,591	6,786,048
Goodwill	7,389,094	7,389,094
Other assets	32,435,621	13,795,753

Total other assets	71,143,017	49,471,195

TOTAL ASSETS	$1,150,026,484	$1,042,707,629

LIABILITIES AND SHAREHOLDERS’ EQUITY DEPOSITS
Non-interest bearing demand deposits	$215,852,473	$224,091,709
Interest bearing demand deposits	293,426,885	303,234,920
Savings accounts	34,420,499	35,783,821
Time certificates	471,369,466	359,782,460

Total deposits	1,015,069,323	922,892,910

OTHER LIABILITIES
Federal Home Loan Bank advances and other short-term borrowings	40,782,139	6,277,959
Accrued interest payable and other liabilities	5,924,378	7,174,928
Junior subordinated debentures	—	4,124,000

Total other liabilities	46,706,517	17,576,887

TOTAL LIABILITIES	1,061,775,840	940,469,797

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 10,080,909 issued and outstanding (10,043,572 at December 31, 2007)	55,738,064	55,393,110
Retained earnings	32,522,431	46,764,304
Accumulated other comprehensive income (loss), net of taxes	(9,851)	80,418

TOTAL SHAREHOLDERS’ EQUITY	88,250,644	102,237,832

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,150,026,484	$1,042,707,629

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
INTEREST INCOME
Interest and fees on loans	$15,522,487	$19,376,755	$49,379,539	$56,385,902
Interest on investments:
Taxable investment securities	160,841	276,355	674,588	838,264
Nontaxable investment securities	97,314	114,932	298,463	371,372
Other interest income	398,724	643,690	981,860	2,234,354

Total interest income	16,179,366	20,411,732	51,334,450	59,829,892

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	1,524,073	2,415,036	5,006,696	6,665,736
Interest on time deposit accounts	4,048,067	4,277,020	11,714,082	12,421,228
Other borrowed funds	416,844	180,030	850,173	896,150

Total interest expense	5,988,984	6,872,086	17,570,951	19,983,114

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	10,190,382	13,539,646	33,763,499	39,846,778
PROVISION FOR LOAN LOSSES	25,400,000	800,000	34,100,000	4,150,000

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(15,209,618)	12,739,646	(336,501)	35,696,778

NON-INTEREST INCOME
Service charges and fees	1,309,748	1,133,942	3,663,437	3,245,495
Mortgage banking revenue	835,958	831,989	2,930,351	2,850,014
Financial services revenue	278,835	278,400	840,535	801,991
Credit card discounts and fees	174,979	156,605	474,518	407,009
Gain on sale of credit card portfolio	1,233,844	—	1,233,844	—
Loss on other real estate owned	(1,973,325)	—	(1,927,256)	(2,723)
Other non-interest income	224,616	154,437	1,009,419	677,081

Total non-interest income	2,084,655	2,555,373	8,224,848	7,978,867

NON-INTEREST EXPENSE
Salaries and employee benefits	5,549,086	5,339,001	16,347,507	15,639,588
Occupancy expense	1,381,330	1,168,382	3,998,945	3,436,110
Other non-interest expenses	3,309,759	2,658,220	9,713,758	8,127,929

Total non-interest expense	10,240,175	9,165,603	30,060,210	27,203,627

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM)
INCOME TAXES	(23,365,138)	6,129,416	(22,171,863)	16,472,018
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(9,274,000)	2,252,180	(9,094,173)	6,135,826

NET INCOME (LOSS)	(14,091,138)	3,877,236	(13,077,690)	10,336,192

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding (gains) losses arising during the period	32,273	78,458	(66,399)	80,144
Reclassification adjustment for losses included in net income	(9,797)	—	(11,131)	—
Increase (decrease) in fair value of interest rate swap	—	919	(12,739)	(24,516)

Total other comprehensive income (loss), net of taxes	22,476	79,377	(90,269)	55,628

COMPREHENSIVE INCOME (LOSS)	$(14,068,662)	$3,956,613	$(13,167,959)	$10,391,820

Earnings per share of common stock
Basic	$(1.41)	$0.39	$(1.31)	$1.04
Diluted	$(1.41)	$0.38	$(1.31)	$1.01
Weighted average common shares outstanding
Basic	10,024,085	9,992,037	10,018,590	9,977,486
Diluted	10,024,085	10,176,631	10,018,590	10,184,562
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
BALANCE, December 31, 2006	9,979,537	$54,767,348	$36,295,441	$(45,128)	$91,017,661

Stock-based compensation expense	—	358,624	—	—	358,624
Stock options exercised and stock awards granted	94,013	610,519	—	—	610,519
Income tax benefit from stock options exercised	—	185,342	—	—	185,342
Repurchase of common stock	(29,978)	(528,723)	—	—	(528,723)
Cash dividends, $0.40 per common share	—	—	(4,012,997)	—	(4,012,997)
Net income and comprehensive income	—	—	14,481,860	125,546	14,607,406

BALANCE, December 31, 2007	10,043,572	55,393,110	46,764,304	80,418	102,237,832

Stock-based compensation expense	—	324,205	—	—	324,205
Stock options exercised and stock awards granted	39,049	44,024	—	—	44,024
Income tax benefit from stock options exercised	—	1,563	—	—	1,563
Income tax adjustment for stock- based compensation	—	(10,383)	—	—	(10,383)
Repurchase of common stock	(1,712)	(14,455)	—	—	(14,455)
Cumulative effect of change in accounting principle — split-dollar life insurance benefit	—	—	(59,094)	—	(59,094)
Cash dividends, $0.11 per common share	—	—	(1,105,089)	—	(1,105,089)
Net (loss) and comprehensive (loss)	—	—	(13,077,690)	(90,269)	(13,167,959)

BALANCE, September 30, 2008	10,080,909	$55,738,064	$32,522,431	$(9,851)	$88,250,644

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,077,690)	$10,336,192
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) amortization of discounts and premiums on investment securities	(22,792)	(43,314)
Gain on called investment securities	(17,711)	—
Gain on sale of credit card portfolio	(1,233,844)	—
Loss on sale of mortgage loans	789,177	291,931
Depreciation and amortization of property and equipment	2,103,781	1,869,550
(Gain)/loss on sale or write-down of property and equipment	4,771	46,902
(Gain)/loss on sale or write-down of bank owned real estate	1,927,255	2,723
Loss on limited partnerships	170,419	119,216
Stock-based compensation expense	324,205	317,074
Excess tax expense from stock-based compensation expense	(1,563)	(93,011)
Deferred income tax benefit	(6,986,219)	(414,375)
Provision for loan losses	34,100,000	4,150,000
Provision for losses from off-balance sheet financial instruments	133,000	75,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(495,543)	(2,111,385)
Proceeds from the sale of mortgage loans held-for-sale	117,312,244	108,461,614
Production of mortgage loans held-for-sale	(111,711,979)	(107,575,973)
Other assets	(82,782)	(397,552)
Accrued interest payable and other liabilities	(5,474,844)	(1,555,541)

NET CASH PROVIDED BY OPERATING ACTIVITIES	17,759,885	13,479,051

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of available-for-sale securities	9,056,925	3,150,000
Proceeds from called available-for-sale securities	2,268,087	3,000,000
Proceeds from sale of available-for-sale securities	3,015,587	—
Proceeds from maturity of held-to-maturity securities	960,993	751,779
Proceeds from called held-to-maturity securities	—	1,605,138
Purchases of held-to-maturity securities	—	(202,623)
Purchases of available-for-sale securities	(5,542,567)	(4,542,640)
Purchases of restricted equity securities	(615,400)	—
Net change in loans made to customers	(89,644,623)	(66,585,714)
Proceeds from sale of loans	7,772,738	—
Investment in low-income housing tax credits	(143,949)	(225,379)
Investment in state energy tax credits	(1,431,069)	(44,852)
Proceeds from the sale of property and equipment	—	8,180
Proceeds from the sale of other real estate owned	403,800	200,127
Proceeds from sale of employee residence under relocation benefit	—	513,649
Purchases of property and equipment	(4,656,692)	(4,647,207)

NET CASH USED IN INVESTING ACTIVITIES	(78,556,170)	(67,019,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	(19,410,593)	(4,547,009)
Net change in time deposits	111,587,006	62,627,761
Net repayments of short-term notes payable	(850,000)	(50,262,514)
Proceeds from long-term borrowings	40,000,000	(13,343,902)
Repayments of long-term borrowings	(5,018,053)	—
Repayment of junior subordinated debentures	(4,124,000)	—
Cash paid for dividends and fractional shares	(2,110,877)	(3,001,060)
Proceeds from stock options exercised	44,024	273,391
Excess tax benefit from stock-based compensation expense	1,563	93,011
Repurchase of common stock	(14,455)	(13,078)

NET CASH PROVIDED BY FINANCING ACTIVITIES	120,104,615	(8,173,400)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,308,330	(61,713,891)
CASH AND CASH EQUIVALENTS, beginning of period	92,223,800	148,514,755

CASH AND CASH EQUIVALENTS, end of period	$151,532,130	$86,800,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$18,056,953	$19,638,508
Taxes paid in cash	2,200,000	6,200,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$(77,530)	$80,144
Change in fair value of interest rate swap, net of taxes	(12,739)	(24,516)
Cash dividend declared and payable after quarter-end	—	1,008,165
Transfer of loans to repossessed other assets, and other real estate owned	7,047,571	373,180
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
The interim consolidated financial statements include the accounts of Columbia Bancorp (“Columbia” or the “Company”), an Oregon corporation and a registered bank holding company, and its wholly-owned subsidiary Columbia River Bank (“CRB” or the “Bank”), after elimination of intercompany transactions and balances. CRB is an Oregon state-chartered bank, headquartered in The Dalles, Oregon. Substantially all activity of Columbia is conducted through its subsidiary bank, CRB.
The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the three months and nine months ended September 30, 2008, are not necessarily indicative of results to be anticipated for the year ending December 31, 2008.
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
During the third quarter of 2008, the Bank entered into and executed a contract with Élan to sell the credit card portfolio. The sale transaction transferred all credit card loans to Élan as of August 31, 2008. In conjunction with the sale, Élan assumed the associated liability for scorecard rewards, totaling approximately $244,000. In addition, the associated allowance for loan and lease losses totaling approximately $219,000, was written off. As a result of these transactions we recognized a gain of $1.23 million, which is included in the income statement under the heading “gain on sale of credit card portfolio”.

The loan portfolio consisted of the following as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Real estate secured loans:
Commercial property	$265,030,942	$228,523,642
Farmland	67,449,762	48,739,409
Construction	274,616,425	294,397,845
Residential	41,185,819	54,168,963
Home equity lines	29,090,191	23,144,106

	677,373,139	648,973,965

Commercial	144,642,663	129,018,049
Agriculture	82,150,023	70,095,363
Consumer	13,945,189	11,630,205
Credit card	—	6,911,777
Other Loans	4,320,175	4,296,074

	922,431,189	870,925,433

Less allowance for loan losses	(20,926,975)	(11,174,199)
Less unearned loan fees	(854,676)	(1,059,854)

Loans, net of allowance for loan losses and unearned loan fees	$900,649,538	$858,691,380

The Bank does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. As of September 30, 2008, no loans in default 90 days or more were still accruing interest. Non-accrual loans are considered impaired loans. Each impaired loan is carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the net realizable value of collateral if the loan is collateral-dependent. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Cash payments received on non-accrual loans are applied to the principal balance of the loan. Large groups of smaller balance, homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank may not separately identify individual consumer and residential loans for evaluation of impairment.
Loans on non-accrual status as of September 30, 2008 and December 31, 2007, were $63.23 million and $9.87 million, respectively.
The allowance for loan losses represents management’s best estimate of probable losses associated with the Bank’s loan portfolio and deposit account overdrafts. The estimate is based on evaluations of loan collectability and prior loan loss experience. The appropriateness of the recorded allowance is evaluated each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) and with Statement of Financial Accounting Standard (SFAS) No. 5 and No. 114. In determining the level of the allowance, the Bank estimates losses inherent in all loans and evaluate non-performing loans to determine the amount, if any, necessary for a specific reserve. Loans not evaluated for impairment and not requiring a specific allocation are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. The Bank regularly reviews the loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.
The methodology for estimating inherent losses in the portfolio takes into consideration all loans in the portfolio, segmented by industry type and risk rating, and utilizes a number of subjective factors in addition to historical loss rates. Subjective factors include: the economic outlook on both a national and regional level; the volume and severity of non-performing loans; the nature and value of collateral securing the loans; trends in loan growth; concentrations in borrowers, industries and geographic regions; and competitive issues that impact loan underwriting.
Increases to the allowance occur when amounts are expensed to the provision for loan losses or when there is a recovery for a loan previously charged-off or overdrafts. Decreases occur when loans are charge-off loans or for overdrafts that are deemed uncollectible. The Bank determines the appropriateness and amount of these charges by assessing the risk potential in the portfolio on an ongoing basis. Loan charge-offs do not necessarily result in the recognition of additional expense, except in cases where the amount of a loan charge-off exceeds the loss amount previously provided for in the allowance for loan losses.
The liability for off-balance-sheet financial instruments represents managements best estimate of probable losses associated with off-balance-sheet financial instruments, which consist of commitments to extend credit, commitments under credit card arrangements, and commercial and standby letters of credit. The liability is included as a component of “Accrued interest payable and other liabilities” on the balance sheet.
The adequacy of the liability for credit losses from off-balance-sheet financial instruments are evaluated based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The liability is based on estimates, which are evaluated on a regular basis, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known.
Various regulatory agencies, as a regular part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgment of information available to them at the time of the examinations.
In response to the unprecedented economic events and market conditions, the Bank obtained updated appraisals on many of its residential construction and development loans during the third quarter of 2008. The new appraisals showed a continued and significant decline in the fair values of properties that secure these loans, centered primarily in the Central Oregon and Portland / Vancouver Metro areas. In many cases, the refreshed appraisals showed significant declines in values from appraisals obtained as recently as January 2008 and in some instances, from March 2008. Owing to the overall declines in market conditions, which directly affect the Company’s collateral values and continue to impact the financial condition of its borrowers, the Company recorded a loan loss provision of $25.4 million for the third quarter 2008.
Changes in the allowance for loan losses were as follows for the three months and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
BALANCE, beginning of period	$17,099,148	$10,167,811	$11,174,199	$10,143,338
Provision for loan losses	25,400,000	800,000	34,100,000	4,150,000
Loans charged off	(21,423,938)	(309,287)	(24,368,275)	(3,812,988)
Loan recoveries	71,181	64,598	240,467	242,772
Adjustment for credit card sales	(219,416)	—	(219,416)	—

BALANCE, end of period	$20,926,975	$10,723,122	$20,926,975	$10,723,122

4. Other Real Estate Owned
Other real estate owned represents property acquired through foreclosure or deeds in lieu of foreclosure and is carried at the lower of cost or estimated net realizable value. Net realizable value is determined based on real estate appraisals less estimated selling costs. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest income. As of September 30, 2008 and December 31, 2007, other real estate owned totaled $5.62 million and $515,701, respectively, and is included in the balance sheet under the caption “other assets.”
5. Federal Funds Purchased and Federal Home Loan Bank Advances
As of September 30, 2008, the Bank had federal funds line of credit agreements with six financial institutions and the Federal Reserve Bank of San Francisco. Maximum aggregate borrowings available under these credit lines totaled $46.40 million. Borrowings are not collateralized. These credit lines support short-term liquidity requirements and cannot be used for more than 1 to 30 consecutive business days, depending on the lending institution. There were no borrowings outstanding under these agreements outstanding as of September 30, 2008 and December 31, 2007.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. Interest rates on outstanding borrowings range from 2.40% to 5.48%. As of September 30, 2008, maximum FHLB borrowings were limited to $55.77 million, of which $14.98 million was available based on outstanding borrowings and collateral balances.
Three of the credit lines with other financial institutions were rescinded subsequent to September 30, 2008. Maximum borrowings available under the remaining credit lines totaled $16.40 million as of October 31, 2008. In addition, FHLB reduced the maximum borrowings available subsequent to September 30, 2008. Maximum borrowings available with FHLB totaled $46.29 million as of October 31, 2008, of which $9.56 million was available based on outstanding borrowings and collateral balances. To offset the decrease in credit lines at other financial institutions and the FHLB the Bank has established a secured borrowing line with the Federal Reserve Bank (“FRB”) and has pledged additional collateral to the Federal Reserve. As of October 31, 2008, maximum FRB borrowings were limited to $33.86 million based on outstanding borrowings and collateral balances.
FHLB borrowings outstanding as of September 30, 2008 and December 31, 2007 were as follows:

September 30, 2008			December 31, 2007
		Weighted-			Weighted-
	Maturity	Average		Maturity	Average
Amount	Year	Interest Rate	Amount	Year	Interest Rate
$4,000,000	2008	2.81%	$4,139,958	2008	3.93%
18,301,613	2009	2.94%	751,613	2009	2.81%
18,000,000	2010	2.80%	536,388	2013	5.47%

480,526	2013	5.47%

$40,782,139		2.85%	$5,427,959		3.36%

6. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued, unless the impact is anti-dilutive. Due to the quarterly and year to date net loss position of the company we have excluded potentially dilutive common shares from the calculation of diluted weighted average shares outstanding, including un-exercised stock options and unvested restricted stock awards, totaling 475,838 and

472,225 weighted average shares, respectively, for the three and nine months ended September 30, 2008.
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
In accordance with FASB Staff Position No. FAS 157-2, Columbia will apply the fair value measurement and disclosures provisions of SFAS No. 157 to nonfinancial assets and liabilities measured at fair value on a non-recurring basis for the year beginning January 1, 2009. As of September 30, 2008, goodwill and other real estate owned are the only nonfinancial assets measured at fair value on a non-recurring basis.
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value	Level 1	Level 2	Level 3
	September 30, 2008	Inputs	Inputs	Inputs
Debt securities, available-for-sale	$10,244,467	$—	$10,244,467	$—
Equity securities, available-for-sale	1,646,975	1,646,975	—	—

Total assets measured at fair value on recurring basis	$11,891,442	$1,646,975	$10,244,467	$—

Fair values of available-for-sale securities are based on quoted-market prices when available. If quoted prices are not available, fair value is based on an independent vendor pricing models, which utilizes quoted prices of similar securities, discounted cash flows, market interest rate curves, credit spreads, and estimated pre-payment rates, as applicable. Changes in the fair value of available-for-sale securities are recorded in other comprehensive income.
The following table presents financial assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2008:

	Fair Value	Level 1	Level 2	Level 3
	September 30, 2008	Inputs	Inputs	Inputs
Collateral-dependent impaired loans	$56,648,895	$—	$—	$56,648,895

Total assets measured at fair value on non- recurring basis	$56,648,895	$—	$—	$56,648,895

Fair values of collateral-dependent impaired loans are based on loan collateral values, which are supported by property appraisals and management’s judgment. Adjustments to reflect the fair value of collateral-dependent impaired loans are a component in determining an appropriate allowance for loan losses. As a result, adjustments to the fair value of collateral-dependent impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. For the nine months ended September 30, 2008, in accordance with SFAS No. 114, we recognized $21.11 million in impairment charges through the allowance for loan losses to adjust the collateral-dependent loans to their net realizable value. The increase in allowance for loan losses is reflected in the provision for loan losses in the income statement.

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
The allowance for loan losses represents the best estimate of probable losses associated with our loan portfolio and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing loan trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 75%, or $677.37 million, of our loan portfolio is secured by real estate collateral. Within the total balance of loans secured by real estate, $78.95 million is secured by commercial property (office buildings, warehouse, commercial lot pads, etc.) and $195.67 million is secured by residential property (residential subdivisions, 1-4 family dwellings, homes under construction by developers, etc.). Based on current property appraisals, we have evidence of declining real estate values in the residential sector of the portfolio in parts of Oregon and Washington. In addition, due to the downturn in the national and regional real estate sales, a number of our residential real estate construction and acquisition and development customers have been unable to sell existing inventories and that the repayment of these loans is now solely dependent on the liquidation of the collateral. Loans of this nature were written down to their estimated fair market value less estimated costs to sell, resulting in significant charge-offs during the three and nine months ended September 30, 2008. Based on this experience, we believe there is an increased risk in our remaining real estate loan portfolio, and as such we recognized additional loan loss provision during the three months ended September 30, 2008. Further increases in the allowance for loan losses may be considered necessary during the remainder of 2008 if real estate values continue to decline; however, we expect future provisions will be at significantly lower levels than those experienced in the third quarter of 2008.
As of September 30, 2008, our goodwill totaled $7.39 million as a result of a business combination in 1998. We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our assessment of the fair value of goodwill is based on our current market capitalization, discounted cash flows from forecasted earnings and an evaluation of current purchase transactions. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. Given the current economic environment, our goodwill impairment testing was evaluated under the “stage two” analysis defined in SFAS No. 142. The stage two analysis of goodwill required us to evaluate the fair market value of our company from the perspective of a potential purchaser. In that light, we utilized public information for sales transactions, of organizations similar to ours, occurring within the last 5 years, as well as discrete information from loan sales occurring in a similar economic environment of the 1980’s. Based on this analysis, with a valuation date of September 30, 2008, we identified no impairment of goodwill. No impairment of goodwill has been identified during the initial and subsequent annual assessments (annual assessment occurs as of December 31), or during tests between annual assessments.
OVERVIEW
Columbia Bancorp (“Columbia”) is a bank holding company organized in 1996 under Oregon Law. Columbia’s common stock is traded on the Nasdaq Global Select Market under the symbol “CBBO.” Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB” or “the Bank”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. CRB offers a broad range of services to its customers, primarily small and medium sized businesses and individuals.
We have a network of 22 full-service branches throughout Oregon and Washington. In Oregon, we operate 15 branches. These branches serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the Willamette Valley communities of McMinnville, Canby, Lake Oswego and Newberg. In Washington, we operate 7 branches. These branches serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside, Richland and Vancouver. The Lake Oswego Branch, which specialized in residential construction lending, was closed October 31, 2008.
Business Developments:
During the year, we have experienced a significant amount of change from internal and external forces. Internally, we have seen a significant change in leadership during the year with a new Chief Credit Officer, Craig Hummel, a new Chief Executive Officer and President, Terry Cochran and a new Chief Financial Officer, Staci Coburn. In addition we opened two permanent branches, Yakima and Sunnyside, Washington, and continued to make improvements upon our technology and delivery to customers. One such improvement was the centralization of our core operations in Vancouver, Washington.
Columbia River Bank is considered “adequately-capitalized” for regulatory purposes as of September 30, 2008. Only one ratio does not quantitatively qualify as “well-capitalized”, and that is the total risk-based capital ratio, which is 8.50% and is estimated to be 1.50% short of meeting the quantitative threshold for well-capitalized. The ratio of Tier 1 risk-based capital and Leverage ratio are 7.24% and 6.60%, respectively, which exceeds the minimum threshold for “well-capitalized”. In the previous quarters in 2008 and 2007, we were considered “well-capitalized” for regulatory purposes.
Externally, there have been a number of changes in the banking industry, especially surrounding the initiatives made by the U.S. Department of the Treasury (“Treasury”) to provide relief to financial institutions and ease depositor and investor concerns. Specifically, there are now sources of relief for financial intuitions provided by the Treasury through their newly enacted Troubled Asset Relief Program (“TARP”) and other similar initiatives, including:
•	TARP asset purchase program, whereby troubled assets can be sold to the Treasury.

•	TARP capital, whereby the Treasury will provide a capital infusion in the form of preferred stock ownership in the institution.

•	Increase in FDIC insurance coverage for depositors from $100,000 to $250,000.

•	The voluntary enrollment in an FDIC insurance coverage to provide unlimited insurance coverage for non-interest bearing deposit customers.
We believe that initiatives like this have real value for community banks. Like most financial institutions across the nation, we are being affected by the results of an economy that has been described as being the worst economic situation in recent memory. The weakening economy appears to be a direct result of the real estate lending crisis that began to manifest in 2007 and accelerated dramatically in 2008. We have observed a general weakening of our credit quality. We believe this is a result of fewer residential home sales and increasing inventories of new homes and residential building lots, coupled with declining property values. This has reduced the available cash flows for repayment of loans from our builder and developer borrowers. This has led to the need for increased provisions for loan losses as well as higher charge-offs. The adverse national and regional market climates have exacerbated our current financial condition. We are an organization that has historically experienced growth year over year, with much of that growth in the residential real estate acquisition and development market.
In response to these forces, we have already begun to take the following measures:
•	For the near term, the Bank intends to remain adequately capitalized by regulatory definition, and we plan to prudently manage our capital so that we return to well-capitalized in the near future. All capital management options are being analyzed, including the capital-raising initiative recently outlined in the TARP capital program and an evaluation of our balance sheet structure. Initial steps to preserve capital included the reduction of the quarterly dividend from $0.10 per share as of March 31, 2008, to $0.01 per share as of June 30, 2008, and the suspension of the dividend for the current and near-term quarters.

•	Working diligently to retain and increase core deposit customers; recent activities of the Federal Deposit Insurance Corporation (FDIC) to provide unlimited coverage to all non-interest bearing demand deposit accounts and to provide coverage up to $250,000 per depositor on interest bearing relationships will help us.

•	Reducing our loan balances through normal attrition, and more stringent loan approval policies and procedures for new and renewed credit relationships. We anticipate that this will result in slower, more conservative growth in the coming quarters and years as we grow our core deposit base.

•	In September 2008 we announced the exit from the mortgage business and the elimination of those and other positions throughout the organization. These actions are expected to reduce our salary and benefit expense by approximately $4.2 million annually. We believe that this is a strategic re-alignment of our business and staffing model that will help to ensure customer satisfaction in the coming quarters.

•	Sale of our credit card portfolio, which was considered by management to be a great opportunity not only to improve our liquidity position, but to provide substantially enhanced benefits and services to our existing and potential credit card customers.

•	Elimination of the Board of Directors fees since July 2008 and for the remainder of 2008.

•	Over the course of the nine months ended September 30, 2008, we have made a continued investment in our technology and delivery systems to improve our electronic banking products, including remote capture deposit, improved internet banking products, in addition to the improvements to the credit card product discussed above.

•	Closure of the Lake Oswego Branch, which specialized in residential construction lending.

Financial Overview:
The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the			As of and for the
	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
	2008	2007	Change	2008	2007	Change
Return on average assets	-5.01%	1.50%		-1.63%	1.37%
Return on average equity	-59.62%	15.71%		-17.47%	14.49%
Average equity to average assets	8.40%	9.53%		9.33%	9.43%
Net interest margin, tax equivalent basis	3.86%	5.61%		4.51%	5.65%
Efficiency ratio	83.42%	56.95%		71.59%	56.88%

Net income (loss)	$(14,091)	$3,877	-463%	$(13,078)	$10,336	-227%
Earnings (loss) per diluted common share	$(1.41)	$0.38	-471%	$(1.31)	$1.01	-230%
Total gross loans (1)				$924,181	$874,779	6%
Total assets				$1,150,026	$1,034,113	11%
Deposits				$1,015,068	$917,146	11%

Book value per common share				$8.75	$9.87	-11%
Tangible book value per common share				$8.02	$9.13	-12%

(1)	Includes loan portfolio and loans held-for-sale and excludes allowance for loan losses and unearned loan fees.
The decrease noted in earnings per share for each period was primarily due to an increase in the provision for loan losses, the effect of net interest margin compression and increases in non-interest expenses related to the administrative expansion and centralization into Vancouver, Washington.
Significant items for the three and nine months ended September 30, 2008 were as follows:
•	Gross loans have increased by $45.12 million from December 31, 2007, but have decreased $18.43 million from June 30, 2008, as a result of the sale of the credit card portfolio and the charge-off of selected loan balances. Gross loans have increased $49.40 million or 6% from September 30, 2007, which is less than our traditional growth rate. As a comparison, loan growth from September 30, 2006 to September 30, 2007 was 12%.

•	As of September 30, 2008, non-performing assets (“NPAs”) totaled $68.91 million, or 6% of total assets. Of this amount, $5.62 million, or 8%, was comprised of properties held in other real estate owned. $63.23 million, or 92%, of the NPAs were loans on non-accrual status. $49.99 million, or 79%, of the non-accrual loans are secured by residential real estate construction properties.

•	Our provision for loan losses has increased $24.60 million for the three months ended September 30, 2008; and $29.95 million for the nine months ended September 30, 2008 in comparison to the same periods in 2007. This increase is primarily attributable to the general deterioration of credit quality indicators in our residential construction portfolio.

•	Deposits have increased approximately 10% from December 31, 2007, or $92.18 million. This increase is attributable to increases in our participation in brokered certificates of deposit, representing 98% of the increase during the nine months ended September 30, 2008.

•	Our net interest margin has decreased for the three and nine months ended September 30, 2008, this decrease is partially attributable to the federal funds rate cuts since September 2007 and the resulting decrease in our loan yields. Another contributing factor is the decrease in our interest-earning assets as a result of transfers of loans to non-accrual, as accrued interest is reversed for loans when they are placed on non-accrual status. During the three and nine months ended September 30, 2008, $1.26 million and $2.04 million, respectively, of interest income was reversed. This resulted in a 47 and 28 basis point reduction in our net interest margin, for the three and nine months ended September 30, 2008, respectively.

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
The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended September 30,			Three Months Ended September 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2008	2007	Change	2008	2007	Change
Taxable securities	$14,505	$22,648	$(8,143)	4.41%	4.84%	-0.43%
Nontaxable securities (1)	8,567	10,040	(1,473)	6.95%	6.99%	-0.04%
Interest bearing deposits	27,944	16,342	11,602	2.18%	4.93%	-2.75%
Federal funds sold	54,371	36,362	18,009	1.77%	4.81%	-3.04%
Loans (2) (3)	948,689	877,314	71,375	6.51%	8.76%	-2.25%

Interest earning assets	1,054,076	962,706	91,370	6.13%	8.44%	-2.31%

Non-earning assets	65,624	64,389	1,235

Total assets	$1,119,700	$1,027,095	$92,605

Savings & interest bearing deposits	$347,087	$348,736	$(1,649)	1.75%	2.75%	-1.00%
Time certificates	400,027	342,369	57,658	4.03%	4.96%	-0.93%
Borrowed funds	58,470	12,234	46,236	2.84%	5.84%	-3.00%

Interest bearing liabilities	805,584	703,339	102,245	2.96%	3.88%	-0.92%

Non-interest bearing demand deposits	211,394	223,413	(12,019)
Other liabilities	8,693	2,434	6,259
Shareholders’ equity	94,029	97,909	(3,880)

Total liabilities and shareholders’ equity	$1,119,700	$1,027,095	$92,605

	Nine Months Ended September 30,			Nine Months Ended September 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2008	2007	Change	2008	2007	Change
Taxable securities	$19,510	$23,412	$(3,902)	4.62%	4.79%	-0.17%
Nontaxable securities	8,781	10,779	(1,998)	6.99%	7.09%	-0.10%
Interest bearing deposits	22,025	18,080	3,945	2.55%	5.01%	-2.46%
Federal funds sold	34,358	41,071	(6,713)	2.17%	5.07%	-2.90%
Loans	920,606	854,306	66,300	7.16%	8.82%	-1.66%

Interest-earning assets	1,005,280	947,648	57,632	6.84%	8.47%	-1.63%

Nonearning assets	66,210	63,280	2,930

Total assets	$1,071,490	$1,010,928	$60,562

Savings & interest bearing deposits	$353,958	$333,546	$20,412	1.89%	2.67%	-0.78%
Time certificates	361,751	336,740	25,011	4.33%	4.93%	-0.60%
Borrowed funds	40,417	22,620	17,797	2.81%	5.30%	-2.49%

Interest bearing liabilities	756,126	692,906	63,220	3.10%	3.86%	-0.76%

Non-interest bearing demand deposits	208,283	219,806	(11,523)
Other liabilities	7,096	2,838	4,258
Shareholders’ equity	99,985	95,378	4,607

Total liabilities and shareholders’ equity	$1,071,490	$1,010,928	$60,562

(1)	In calculation of average yield, tax-exempt income has been adjusted to a tax-equivelant basis at a rate of 35%

(2)	Non-accrual loans and loans held-for-sale are included in the average balance

(3)	Loan fee income is included in interest income in calcualtion of average yield, three months ended September 30; 2008, $349; 2007, $418; nine months ended September 30; 2008, $ 1,184; 2007, $ 1,126.

Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration. Our tax equivalent net interest margin measured 3.86% for the three months ended September 30, 2008, compared to 5.61% for the same period in 2007. The decrease is primarily due to two factors. First, loan yields decreased as our variable rate loans tied to the prime rate charged by major financial institutions re-priced, following cuts in the Fed Funds rate. The prime rate has historically followed changes in the Fed Funds rate. Second, we reversed approximately $1.26 million of interest income from loans placed on non-accrual status during the third quarter of 2008. When a loan is placed on non-accrual status, we reverse all interest recognized as income, but not yet paid. The current period reversal resulted in a decrease in our net interest margin by 47 basis points for the three months ended September 30, 2008. As a result of the same factors, our tax equivalent net interest margin decreased to 4.51% for the nine months ended September 30, 2008 from 5.65% for the same period in 2007.
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
We have incorporated interest rate floors into $578.17 million, or 64%, of our loans, in order to mitigate the adverse effects of falling interest rates. As of September 30, 2008, our weighted-average floor rate was 6.89%, whereas the weighted-average rate on loans with floors was 7.39%. Loan interest income will continue to decrease, primarily on loans without floors, as the Fed Funds rate falls. We anticipate that interest income will decrease as a result of the October 2008 reduction of the Fed Funds rate by 50 basis points.
Re-pricing of our deposit interest rates has lagged the more immediate decrease in earning asset yields which resulted from a need to retain deposit customers since the Fed Funds rate began decreasing in September 2007. The Fed Funds rate has decreased 275 basis points from September 30, 2007 to September 30, 2008. Further decreases in the Fed Funds rate will cause our net interest margin to continue to trend downward. We expect continued pressure on our costs of funds due to the competitive deposit environment.
The following table presents increases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes:
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008 over 2007			2008 over 2007
	Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
Interest earning assets:
Loans	$1,399	$(5,254)	$(3,855)	$4,512	$(11,518)	$(7,006)
Investment securities
Taxable securities	(100)	(15)	(115)	(137)	(26)	(163)
Nontaxable securities	(18)	—	(18)	(67)	(6)	(73)
Balances due from banks	141	(188)	(47)	150	(405)	(255)
Federal funds sold	217	(414)	(197)	(250)	(748)	(998)

Total	1,639	(5,871)	(4,232)	4,208	(12,703)	(8,495)

Interest bearing liabilities:
Interest bearing checking and savings accounts	(29)	(862)	(891)	422	(2,081)	(1,659)
Time deposits	683	(912)	(229)	955	(1,662)	(707)
Borrowed funds	674	(437)	237	711	(757)	(46)

Total	1,328	(2,211)	(883)	2,088	(4,500)	(2,412)

Net increase (decrease) in net interest income	$311	$(3,660)	$(3,349)	$2,120	$(8,203)	$(6,083)

Net interest income before provision for loan losses decreased 25% and 15% for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The decrease is primarily attributable to lower yields on loans following a series of Fed Funds rate cuts since September 2007. Decreases in net interest income were partially offset by volume increases in loans and lower rates paid on interest bearing liabilities. Due to the competitive deposit environment, decreases in interest rates paid on deposits have lagged decreases in interest rates on interest earning assets. For instance, during the three months ended September 30, 2008, rates on certificates of deposit ranged between 1.26% and 4.54%, which was an increase of 84 — 167 basis points, dependant on the duration of the certificate, at the same time the Fed Funds rates was unchanged.
Non-Interest Income
Non-interest income is comprised of service charges and fees, credit card discounts, financial services revenues, mortgage banking revenues and gains and losses from the sale of loans, securities and other assets. Mortgage banking revenues include service release premiums and revenues from the origination and sale of mortgage loans. Financial services income is derived from the sale of investments and financial planning services to our customers. In conjunction with the sale of our credit card portfolio and exit from the mortgage business, we expect the income from credit card discounts and mortgage banking revenue will reduce to zero in the coming quarter and years.
Service charges on deposits has increased 16% and 12% for the three and nine months ended September 30, 2008, respectively, compared to the same period in 2007. The increase is primarily attributable to an increase in the volume of deposit accounts in the current period compared to the similar period in 2007.
The decrease in non-interest income is attributable to the loss on other real estate owned, which has decreased by $1.97 million and $1.92 million for the three and nine months ended September 30, 2008, respectively. This is attributable to impairment write-downs recognized on two real estate development projects held as other real estate owned, to re-value the asset at the lower of cost basis or the net realizable value of the property, in compliance with SFAS’s No. 66 and 144, as applicable. This impairment was recognized in the third quarter of 2008 as the result of new appraisals or new evaluations obtained on those two properties.
Provision for Loan Losses
Our provision for loan losses represents an expense against current period income that allows us to establish an appropriate allowance for loan losses and deposit account overdraft exposure. Charges to the provision for loan losses result from our ongoing analysis of probable losses in our loan portfolio and probable losses from deposit account overdrafts.
For the three and nine months ended September 30, 2008, compared to the same period in 2007, the provision for loan loss was significantly higher primarily due to deteriorating credit quality indicators in our residential construction loan portfolio. Risks contributing to this increase in provision are discussed in more detail in the section entitled “Allowance for Loan Losses” below.
Non-Interest Expense
Non-interest expense consists of salaries and benefits, occupancy costs and various other non-interest expenses.
Total non-interest expense has increased 12% and 11% for the three and nine months ended September 30, 2008, respectively. These increases are attributable to increases noted in occupancy expenses and other non-interest expenses.
Occupancy expense has increased 18% and 16% for the three and nine months ended September 30, 2008, respectively, in comparison to the same periods in 2007. This increase is primarily due to the rental expense associated with the administrative offices opened in Vancouver, Washington during the year. The increase in occupancy expense for the three months ended September 30, 2008 compared to the same period in 2007 is due to the same factors. We have identified some excess office space with the closure of the Lake Oswego office and the relocation of our core operations team to Vancouver, Washington. We are currently evaluating whether or not sub-leasing these spaces would be a viable income source to off-set the increase in occupancy expense in the coming quarters in 2008 and 2009.
Other non-interest expense has increased 25% and 20% for the three and nine months ended September 30, 2008, respectively, in comparison to the same periods in 2007. The most significant increases noted in the Federal Deposit Insurance Corporation Insurance (FDIC) Premium which has increased $405 thousand, or 248% for the nine months ended, and repossession, collection and other real estate expenses which have increased $297 thousand, or 176% for the nine months ended. The increase in other non-interest expense for the three months ended September 30, 2008 compared to the same period in 2007 is due to the same factors.
The increase in the FDIC premium is a result of the increase in our asset levels year over year. We anticipate that this premium will continue to rise in the coming quarters as a result of our status of adequately capitalized, and the noted rise of financial institution failures throughout 2008.
Increases noted in repossession, collection and other real estate expense are a result of the increase in non-performing assets, which is discussed in further detail in the section entitled “Non-Performing Assets”
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Because of higher non-interest expenses and lower revenues, resulting from the combination of the write-down of other real estate owned, the reversal of interest income due to loans placed on non-accrual status, and one-time severance costs related to our exit from the mortgage business, and our reduction in force, our efficiency ratio increased to 83.42% and 71.59%, respectively, for the three and nine months ended September 30, 2008, compared to 56.95% and 56.88%, respectively, for the same periods in 2007. We expect efficiency rate will improve in the following quarters.
Provision for Income Taxes
The following table presents the provision for income taxes and effective tax rates:
Provision for (Benefit from) Income Taxes:
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Provision for (benefit from) income taxes	$(9,274)	$2,252	$(9,094)	$6,136
Income before provision for (benefit from) income taxes	(23,365)	6,129	(22,172)	16,472

Effective tax rate	39.69%	36.74%	41.02%	37.25%
Our normal, expected statutory rate is 38.8%, representing a blend of the statutory federal income tax rate of 35% and apportioned effect of the Oregon income tax rate of 6.6%. For the three and nine months ended September 30, 2008, we have recognized a tax benefit due to net pre-tax losses generated in the same periods. Our effective rate for these periods is higher than the expected statutory rate primarily due to tax-exempt municipal interest, bank owned life insurance and tax credits. Our effective rate for the three and nine months ended September 30, 2007 was slightly lower than our expected statutory rate primarily due to the previously mentioned tax-exempt interest, bank owned life insurance and tax credits.
MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities.

Loans
Our loan portfolio reflects our efforts to diversify risk across a range of loan types and industries and, thereby, complement the markets in which we do business. Loan products include construction, land development, real estate, commercial, consumer, agriculture and credit cards.
During the third quarter of 2008, the Bank entered into and executed a contract with Élan to sell the credit card portfolio. The sale transaction transferred all credit card loans to Élan as of August 31, 2008. In conjunction with the sale, Élan assumed the associated liability for scorecard rewards, totaling approximately $244,000. In addition, the associated allowance for loan and lease losses totaling approximately $219,000 was written off. As a result of these transactions we recognized a gain of $1.23 million, which is included in the income statement under the heading “gain on sale of credit card loans”. In addition we also entered into a marketing agreement with Élan, which we believe will improve the product to our customer base.
The following table presents our loan portfolio by loan type:

Loans:
(dollars in thousands)

	September 30, 2008		December 31, 2007		September 30, 2007
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Real estate secured loans:
Commercial property	$265,031	29%	$241,544	28%	$241,248	28%
Farmland	67,450	7%	48,739	6%	54,210	6%
Construction	274,617	31%	294,398	34%	285,107	34%
Residential	41,186	5%	41,149	5%	37,455	4%
Home equity lines	29,090	3%	23,144	3%	20,276	2%

	677,374	75%	648,974	76%	638,296	74%
Commercial loans	144,643	16%	129,018	15%	126,288	15%
Agricultural loans	82,150	9%	70,095	8%	77,171	9%
Consumer loans	13,945	2%	11,630	1%	12,826	1%
Credit cards	—	—	6,912	1%	6,907	1%
Other loans	4,320	—	4,296	—	5,149	1%

	922,432		870,925		866,637
Allowance for loan losses	(20,927)	-2%	(11,174)	-1%	(10,723)	-1%
Unearned loan fees	(855)	—	(1,060)	—	(1,300)	—

Loans, net of allowance for loan losses and unearned loan fees	$900,650	100%	$858,691	100%	$854,614	100%

Gross loans increased 6% since December 31, 2007 primarily due to real estate secured farmland and commercial loan growth. Since June 30, 2008, gross loans decreased $11.22 million or 1% due primarily to the charge-off of selected loan balances, combined with the sale of the credit card portfolio.
Our loan portfolio continues to have a concentration of loans secured by real estate, as of September 30, 2008. This includes $195.67 million of construction loans secured by residential properties and $78.95 secured by commercial properties. Although this general real estate concentration is consistent with our Pacific Northwest community bank peers, we could be subject to further losses resulting from declines in real estate values and the related effects on our borrowers. It should be noted that some loans that are designated as being “real estate” secured were granted for consumer and business purposes other than the acquisition of real estate. While it is difficult to predict when the local real estate market will return to a more normalized position, we believe that the risk is limited to some extent in our portfolio, because loans included in this category include those that are secured by real estate but for which repayment is not expected to come directly from the liquidation of the real estate. However, given the current economic environment and the volatility in the residential real estate market, we do recognize additional risk in real estate loans in our allowance for loan losses; see additional information the “Allowance for loan and lease losses” section below.

The following table presents our construction and land development loans by region:
Construction and Land Development Loans by Region:
(dollars in thousands)

	September 30, 2008
	Residential	Commercial	Total
Columbia River Gorge	$11,829	$2,849	$14,678
Columbia Basin — Eastern Washington	13,032	19,183	32,215
Columbia Basin — Northeastern Oregon	7,811	3,781	11,592
Central Oregon	73,785	43,146	116,931
Willamette Valley (1)	89,208	9,993	99,201

	$195,665	$78,952	$274,617

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
Allowance for Loan Losses
Our allowance for loan losses represents our best estimate of probable losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. The appropriateness of the allowance is evaluated each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) and with FASB SFAS Nos. 5 and 114. In determining the level of the allowance, we estimate losses inherent in all loans and evaluate non-performing loans to determine the amount, if any, necessary for a specific reserve. Loans evaluated for impairment and not requiring a specific allocation, because the loan is determined not to be impaired, are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. We regularly review our loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.

The following table presents activity in the allowance for loan and credit losses:
Allowance for Loan and Credit Losses:
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Allowance for loan losses, beginning of period	$17,099	$10,168	$11,174	$10,143
Charge-offs:
Commercial	(1,735)	—	(3,342)	(99)
Real estate	(19,520)	(198)	(20,564)	(198)
Agriculture	—	—	—	(3,253)
Consumer loans	(3)	(11)	(19)	(11)
Credit card and related accounts	(59)	(13)	(149)	(27)
Demand deposit overdrafts	(107)	(88)	(294)	(225)

Total charge-offs	(21,424)	(310)	(24,368)	(3,813)
Recoveries:
Commercial	7	3	9	45
Real estate	—	—	—	1
Agriculture	—	—	3	—
Consumer loans	—	2	8	24
Credit card and related accounts	2	—	10	6
Demand deposit overdrafts	62	60	210	167

Total recoveries	71	65	240	243
Provision for loan losses	25,400	800	34,100	4,150
Adjustment for credit card portfolio sales	(219)	—	(219)	—

Allowance for loan losses, end of period	20,927	10,723	20,927	$10,723

Liability for off-balance-sheet financial instruments, beginning of period	$889	$838	$848	$763
Increase charged to other non-interest expense	92	—	133	75

Liability for off-balance-sheet financial instruments, end of period	$981	$838	$981	$838

Total allowance for credit losses (1)	$21,908	$11,561	$21,908	$11,561

Ratio of net loans charged-off to average loans outstanding for the period	2.25%	0.03%	2.62%	0.42%

Ratio of allowance for loan losses to gross loans at end of period			2.26%	1.23%

Ratio of allowance for credit losses to gross loans at end of period			2.37%	1.32%

(1)	Includes allowance for loan losses and liability for off-balance-sheet financial instruments
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
On loans of either a larger size or troubled industry type, we may perform an individual analysis of the loss or risk potential of specific loans. This individual analysis may include factors such as an updated review of the value of the collateral securing the loan, the geographic location of the loan, the expected or potential cash flows from the borrowers operations, the relative strength and liquidity of the guarantors and the past payment performance on the loan. In cases where existing collateral appraisals or evaluations are dated or stale in our opinion, we will typically obtain new appraisals or evaluations and these new values will be used to evaluate the risk of the loan and resulting provision for loan losses. Furthermore, in cases where the cash flow of the borrower or the absence of guarantor strength or liquidity has been eliminated, we may deem the loan to be totally collateral dependent. In such cases, if the analysis of the underlying collateral value of the loan is determined to be deficient, that deficiency is charged-off.
The liability for off-balance-sheet financial instruments represents our best estimate of probable losses associated with off-balance-sheet financial instruments, which consist of commitments to extend credit, commitments under credit card arrangements, and commercial and standby letters of credit. The liability is included as a component of “Accrued interest payable and other liabilities” on our balance sheet.
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
During the three months ended September 30, 2008, we recognized $25.40 million of provision for loan losses, bringing the year-to-date allocations to $34.10 million. As of September 30, 2008, our allowance for credit losses totaled $21.91 million, including the liability for off-balance-sheet financial instruments. The significant increase in the allowance was in response to internal downgrades of credits, primarily residential real estate construction projects, and the declining land values on such residential construction collateral. It is important to note that during the third quarter of 2008 the bank refreshed appraisals for a large number of its residential construction and development loans. The new appraisals showed a continued and significant decline in the fair values of properties that secure these loans, centered primarily in Central Oregon and Portland/Vancouver metropolitan areas. In many cases, the refreshed appraisals showed significant declines in fair values from appraisals obtained as recently as January 2008 and in some instances, from March 2008. This directly influenced the large loan loss provision taken in the third quarter of 2008.
For the three and nine months ended September 30, 2008, we recognized $21.42 million and $24.37 million in loan charge-offs, respectively. The large increase in charge-offs during the three months ended September 30, 2008 were the result of partially charged-off construction land development loans which were considered to be “collateral dependent” loans. A collateral dependent loan is one for which the primary source of repayment is considered to be the liquidation of the underlying collateral. Following SFAS No. 114, we have recognized an impairment charge on these loans as a result of declining market values.
In our 30 year history, our average charge-off rate has traditionally been much lower than the above results. Our annual charge-offs as a percentage of average gross loans ranged between 0.21% and 0.52% for the five year period from 2003 to 2007. Our annualized net charge-offs as a percentage of average gross loans was 3.49% for the nine months ended September 30, 2008. Our expectation is that we will return to a more normalized level of charge-off activity when, and if, the economic environment begins to rebound and real estate values in our key markets stabilize.
As previously disclosed, in response to the changes in the economic environment, our credit administration and risk management teams have examined loan relationships within the residential construction portfolio for indications of credit weaknesses. This is an ongoing and dynamic process and concentrated efforts were put forth to accelerate the examination of credits to ensure substantially all real estate construction credits were examined during the second and third quarter of 2008. The charge-offs noted during the third quarter are a result of this effort. This examination process includes the review of new or updated appraisals and resulting real estate collateral values. All appraisals are reviewed by our real estate risk management team, which includes three licensed appraisers and support staff.
The Reserve Adequacy Committee that was established during the second quarter of 2008 is an active component of our heightened loan management. On a quarterly basis, all problem loan reports are formally updated for all our lending units and formal action plans are either developed or reviewed for effectiveness. Even though threshold guidelines for reporting to the committee exist, it does not preclude discussion of other credits or concerns that are present in the geographic areas that we service. The committee includes the Chief Credit Officer and other key members of executive management, including the Chief Executive Officer. As a result of this action, we were able to pull together previous lending unit processes and identify the underlying risks inherent in our loan portfolio. In addition, specific allocations to the allowance for loan losses and the adequacy of our current loan loss allowance were appropriately adjusted based on the review of affected loans. The Reserve Adequacy Committee will continue meeting on a quarterly basis. The resulting action plans will be dynamic and followed closely by the lending teams, credit administration, risk management and our special assets team. This will ensure appropriate risk identification, timely meetings with customers and achievement of these plans.
On a bi-weekly basis, the updates on action plans on selected problem loan amounts are reviewed during a meeting conducted by the Chief Credit Officer and other members of the Executive Team. This meeting allows for timely decisions on these action plans.
While we have been reserving for these weakened credits as a result of our internal risk ratings, as new appraisals are received and if land values continue to decline, more allocations to the allowance for loan losses are possible, as are further impairment write downs. When such write downs or charge offs are necessary, the allowance for loan losses will be impacted accordingly.
Non-Performing Assets
Non-performing assets (“NPA”) consist of loans on non-accrual status, delinquent loans past due greater than 90 days, troubled debt restructured loans and other real estate owned (“OREO”). We do not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. We also have a policy to place any loan past due 90 days or more on non-accrual status. Troubled debt restructured loans are those for which the interest rate, principal balance, collateral support or payment schedules were modified from original terms, beyond what is ordinarily available in the marketplace, to accommodate a borrower’s weakened financial condition. OREO represents real estate assets held through loan foreclosure (either voluntary or involuntary) or recovery activities.
The following table presents information about our non-performing assets:
Non-Performing Assets:
(dollars in thousands)

	September 30, 2008	December 31, 2007	September 30, 2007
Loans on non-accrual status	$63,230	$9,865	$8,971
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	60	84	94

Total non-performing loans	63,290	9,949	9,065
Other real estate owned	5,621	516	—
Repossessed other assets	—	5	32

Total non-performing assets	$68,911	$10,470	$9,097

Allowance for loan losses	$20,927	$11,174	$10,723

Ratio of total non-performing assets to total assets	5.99%	1.00%	0.88%
Ratio of total non-performing loans to total gross loans	6.85%	1.13%	1.04%
Ratio of allowance for loan losses to total non-performing loans	30.07%	112.31%	118.29%
The increase of $58.4 million from December 31, 2007 to September 30, 2008, is primarily due to an increase in loans placed on non-accrual status during the second and third quarter of 2008. See the sections below entitled “Non-Accrual Loans” and “Other Real Estate Owned” for more discussion of the loans and properties comprising the total non-performing asset value.

Non-Accrual Loans:
The following table provides expanded detail of our non-accrual loans:
Non-Accrual Loans by Type:
(dollars in thousands)

	September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007
	Number	Dollar	Number	Dollar	Number	Dollar	Number	Dollar
	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount
Residential lots/sub-division	49	$49,959	12	$26,542	2	$576	3	$7,824
Residential	7	2,597	11	5,122	7	2,605	1	810
Commercial (C&I)	11	3,335	5	717	2	45	1	41
Commercial real estate	6	5,306	3	2,436	2	1,165	2	1,173
Agricultural	2	1,994	2	59	2	59	1	17
Consumer	3	39	1	9	2	9	—	—

	78	$63,230	34	$34,885	17	$4,459	8	$9,865

As the year has progressed, our non-accrual loans have steadily increased with a significant increase noted in the quarter ended September 30, 2008. The increases noted throughout the year are directly related to the ongoing economic uncertainly and conditions surrounding the subprime lending crisis and slow down in residential real estate demand. As the more liberal mortgage products were eliminated from the market, the number of potential home buyers has declined, resulting in an inventory of new homes and residential lots that exceeds current demand. This excess inventory is driving down current market prices. The reduction in the sales of residential lots and homes has created cash flow difficulties for builders and developers, forcing them to turn to personal reserves to help meet loan repayment requirements and ongoing operating needs. Reserves have continued to dwindle and a number of them were exhausted during the second and third quarter of 2008, resulting in past due loans and difficultly meeting ongoing operating expenses. We have observed that this is a nationwide trend affecting many banks.
During the nine months ended September 30, 2008, the majority of the increase in non-accrual loans was centered in residential land development loans, including loans to build both speculative and presold homes. Approximately 64% of our non-accrual loans are lot development credits and 15% are for residential homes loans for a total of 79% related to residential construction projects. The remaining 21% of our non-accrual totals are from all other areas of our loan portfolio.
During the third quarter of 2008, several individual loans to residential developers were placed on non-accrual status when clients were no longer able to meet required interest or principal reduction payments. In September 2008, a number of the loans, primarily construction and land development loans were evaluated and considered to be collateral dependent. A loan is considered to be collateral dependent when the only source of repayment is from the liquidation of the underlying collateral. Due to the declining fair market measures, several of these loans had loan balances in excess of the estimated fair market value and were considered to be impaired. Based on our impairment analysis, we charged-off approximately $21.00 million of loans to reduce the balances to current fair value. Many of these loans will end up in foreclosure and OREO in the months to come.
Other Real Estate Owned (“OREO”):
As of September 30, 2008, six OREO properties comprised $5.62 million, or 8%, of total non-performing assets. Two of the six OREO properties totaled $4.52 million, or 80% of the OREO balance as of September 30, 2008.
The balance of OREO has fluctuated during the quarter ended September 30, 2008. The balance in OREO at the beginning of the quarter was $7.21 million. The reduction during the third quarter was the result of an impairment write-down totaling $1.97 million for two of the properties. The impairment write-down was a result of declining fair market values based on new appraisals or evaluations received during the third quarter. This reduction was partially off-set by the addition of two properties during the third quarter totaling $305 thousand.
We expect OREO properties will substantially increase for the remainder of 2008 and into 2009 as foreclosures take place on several of the land development projects currently on non-accrual status. To facilitate the management and timely liquidation of OREO properties, we formed an OREO committee in the second quarter of 2008 comprised of senior members of our real estate risk management, credit administration and risk management teams.
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
Deposits
We offer various deposit accounts, including non-interest bearing checking and interest bearing checking, savings, money market and certificates of deposit. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Our goal remains to maximize our non-interest bearing demand deposits relative to other deposits and borrowings, in order to minimize our interest expense.
The following table presents the composition of our deposits:
Deposits:
(dollars in thousands)

	September 30, 2008		December 31, 2007		September 30, 2007
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing deposits	$215,852	21%	$224,092	24%	$222,316	24%
Interest bearing deposits	293,427	29%	303,235	33%	320,301	35%
Savings deposits	34,421	3%	35,784	4%	36,762	4%
Time certificates	471,369	47%	359,782	39%	337,767	37%

Total deposits	$1,015,069	100%	$922,893	100%	$917,146	100%

Total deposits increased 10% since December 31, 2007. Non-interest bearing deposits decreased primarily due to lower deposit balances from customers affected by the real estate slowdown, as the need to utilize cash reserves increased. Interest bearing deposits decreased due to reductions noted in balances on deposit from a number of title companies, which trends in conjunction with residential home sales. Time certificates increased as a result of the increase in brokered certificates of deposits. Our investment in brokered certificate of deposit was a result of an effort to increase our cash position. See additional information surrounding our liquidity management in the section entitled “Liquidity Analysis” below.
Deposit totals are presented as of September 30, 2007 for comparative purposes because of the seasonal nature of our business. Compared to September 30, 2007, total deposits increased 11% primarily due to time certificate growth.

The following table presents the maturities of all time certificates of deposit, including retail and wholesale time certificates of deposit, as of September 30, 2008:

	Time Certificates	Time Certificates
(dollars in thousands)	less than $100,000	greater than $100,000	Total
Three months or less	$71,531	$28,779	$100,310
Over three through six months	76,219	19,456	95,675
Over six months through twelve months	102,794	26,820	129,614
Over twelve months through five years	139,400	6,149	145,549
Over five years	221	—	221

	$390,165	$81,204	$471,369

The following table presents a comparison of wholesale deposit balances, which are included in total deposits and maturity tables shown above:
Wholesale Deposits:
(dollars in thousands)

	September 30,	December 31,	September 30,
	2008	2007	2007
Brokered certificates of deposit	$234,382	$144,467	$115,587
Direct certificates of deposit	2,813	4,339	8,981
Mutual fund money market deposits	36,339	23,547	53,359
Out-of-market public funds	1,372	4,081	3,077
Certificate of deposit account registry system deposits	33,402	—	—

	$308,308	$176,434	$181,004

Brokered certificates of deposit are obtained through intermediary brokers that sell the certificates on the open market. Direct certificates of deposit are obtained through a proprietary network that solicits deposits from other financial institutions or from public entities. Mutual fund money market deposits are obtained from an intermediary that provides cash sweep services to broker-dealers and clearing firms. Out-of-market public fund depositors typically expect higher interest rates consistent with other wholesale borrowings. Certificate of deposit account registry system (“CDARS”) deposits are obtained through a broker and represent certificates of deposits in other financial institutions for which we assume a portion, not to exceed $100,000 per certificate holder.
Brokered, direct certificates of deposit and CDARs deposits are classified as “Time certificates” on our balance sheet. Mutual fund money market deposits and out-of-market public funds are classified as “Interest bearing demand deposits” on our balance sheet.
As of September 30, 2008, maturities of brokered certificates of deposit ranged between 1 month and 60 months, including $21.00 million maturing during the remainder of 2008. Mutual fund money market deposits and out-of-market public funds are payable on demand.
See the “Liquidity Analysis” below for further discussion regarding the availability of brokered deposits and our planned liquidity strategies.
Federal Home Loan Bank Advances and Federal Funds Purchased
As of September 30, 2008, FHLB borrowings totaled $40.78 million, an increase of $35.35 million from the December 31, 2007 balance of $5.43 million and an increase of $34.74 million compared to the $6.04 million balance as of September 30, 2007. Since December 31, 2007, FHLB borrowings increased primarily due to new borrowings totaling $40.00 million at a weighted average interest rate of 2.87%.
The following table presents year-to-date FHLB balances and interest rates:

FHLB Borrowings:
(dollars in thousands)

	September 30,	December 31,	September 30,
	2008	2007	2007
Amount outstanding at end of period	$40,782	$5,428	$6,043
Weighted average interest rate at end of period	2.85%	3.36%	3.36%
Maximum amount outstanding at any month-end and during the period	$51,978	$46,658	$46,658
Average amount outstanding during the period	$31,952	$15,246	$18,163
Weighted average interest rate during the period	2.86%	4.29%	4.39%
We also use lines of credit at correspondent banks to purchase federal funds for short-term funding. Available borrowings under these lines of credit totaled $44.40 million as of September 30, 2008 and $64.40 million at December 31, 2007. There were no outstanding borrowings on these lines at September 30, 2008 or December 31, 2007. The available borrowing lines have been subsequently reduced, see further discussion in Note 5 of the consolidated financial statements and the “Liquidity Analysis” section below.
Trust Preferred Securities
In December 2002, Columbia formed Columbia Bancorp Trust I (“Trust”), a Delaware statutory business trust, for the purpose of issuing guaranteed undivided beneficial interests in junior subordinated debentures (“trust preferred securities”). In 2002, the Trust issued $4.00 million in trust preferred securities. The $4.12 million in debentures issued by Columbia as collateral for the trust preferred securities qualified as Tier 1 capital under guidance issued by the Board of Governors of the Federal Reserve System. Under the terms of the debenture, the debt was mandatorily redeemable on January 7, 2033, with an early redemption clause that required notification three months prior to the early termination date of January 7, 2008. In accordance with the agreement, Columbia chose to exercise its right to early redemption and provided notification in October 2007. In January 2008, we exercised our right to redeem the debentures resulting in the payment of principal and accrued interest totaling $4.21 million.
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
We may or may not require collateral or other security to support financial instruments with credit risk, depending on our loan underwriting guidelines. The following table presents a comparison of contract commitment amounts:

Commitments:
(dollars in thousands)

	September 30,	December 31,	September 30,
	2008	2007	2007
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$188,522	$229,716	$235,636
Commitments to originate loans held-for-sale	621	7,170	6,360
Undisbursed credit card lines of credit	—	24,618	23,708
Commercial and standby letters of credit	3,464	3,200	3,086

	$192,607	$264,704	$268,790

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may be cancelled or voided in the event of a violation of the loan covenants or material adverse change in the financial condition of the borrower. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn, total commitment amounts do not necessarily represent future cash requirements. Commitments to originate loans held-for-sale decreased due to our closure of the CRB Mortgage Team, and are expected to be exhausted by the end of the year. In part, the drop in commitments since September 2007 reflects management’s desire to reduce our activity in residential real estate development and construction loans. Commitments for undisbursed credit card lines of credit have been reduced to zero in conjunction with our sale of the credit card portfolio.
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
The following table presents the distribution of commitments to extend credit classified by loan type as of September 30, 2008:
Commitments to Extend Credit:
(dollars in thousands)

	Dollar	Percent of
	Amount	Total
Commercial loans	$86,377	46%
Agricultural loans	30,278	16%
Real estate loans	27,661	15%
Real estate loans — construction	30,361	16%
Consumer loans	13,710	7%
States and political sub-divisions	135	—%

	$188,522	100%

Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. As of September 30, 2008, commitments to extend credit for overdrafts totaled $12.53 million, which represents our estimated total exposure if every customer utilized the full amount of this protection at the same time.

Year-to-date average usage outstanding was approximately 2% of the total exposure as of September 30, 2008, December 31, 2007 and September 30, 2007.
Commitments and Contingencies
During the ordinary course of business, we may become party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from the assessment of them. There can be no assurance that all matters that may be brought against us are known to us at any point in time. We are not presently aware of any legal proceedings for which we are the defendant.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
We have adopted policies to address our liquidity requirements, particularly with respect to customer needs for borrowing and deposit withdrawals. Our main sources of liquidity are customer deposits; sales of loans; sales and maturities of investment securities; overnight federal funds purchases; advances from the Federal Home Loan Bank; short-term borrowings from the Federal Reserve Discount Window; brokered certificates of deposit; and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and are often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition, economic conditions and other factors.
Measurable liquid assets include: cash due from banks, excluding vault cash; interest bearing deposits with other banks; federal funds sold; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $141.17 million, or 12% of total assets, as of September 30, 2008, compared to $87.51 million, or 8% of total assets, as of December 31, 2007.
As of September 30, 2008, we had federal funds line of credit agreements with six financial institutions and the Federal Reserve Bank of San Francisco. Maximum aggregate borrowings available under these credit lines totaled $49.18 million. These credit lines support short-term liquidity requirements and generally cannot be used for more than 1 to 30 consecutive business days, depending on the lending institution. During the three months ended September 2008, two financial institutions withdrew lines of credit totaling $30.00 million. Subsequent to September 30, 2008, three additional financial institutions withdrew lines of credit totaling $28.0 million. As of October 31, 2008, our maximum aggregate available borrowing lines totaled $16.40 million.
We have credit arrangements with the Federal Home Loan Bank of Seattle (“FHLB”) providing short-term and long-term borrowings collateralized by our FHLB stock and other instruments we may pledge. As of September 30, 2008, our maximum borrowing capacity totaled approximately $55.77 million with approximately $14.99 million available based on outstanding borrowings. Subsequent to September 30, 2008, our maximum borrowing capacity at the FHLB has reduced to $46.29 million, with approximately $9.56 million available based on outstanding borrowings, as of October 31, 2008.
During the nine months ended September 30, 2008, our liquidity was strained as loan growth outpaced retail deposit growth. As a result, we relied on wholesale borrowing sources to support loan growth and meet liquidity requirements. However, due to our current status as “adequately capitalized” we are limited in our involvement in brokered deposits, which are obtained through third parties, such as brokered certificates of deposits, certificate of deposit account registry system deposits, and other out-of-market deposits. As a result, the balance of certificate of deposits is expected to decline. In that light, we are working to reposition our balance sheet in order to decrease the ratio of loans to deposits. To accomplish this repositioning of our balance sheet, we plan to sell and participate loans to other financial institutions. In addition, we plan to be very selective in the renewal of loans at maturity and will likely decline loan renewals for borrowers who have violated loan terms, have poor repayment history or have other risk factors that we find unacceptable going forward.
The credit and financial crisis affecting financial institutions across the country may become more acute and may cause significant liquidity shortages. In our case, our liquidity may potentially be affected by the loss of lines of credit with other banks and by the rapid withdrawal of deposits. In response, we have accumulated a higher than normal level of liquid assets to prepare for these possibilities. More recently we have also pledged additional assets to FHLB and the Federal Reserve to increase our borrowing capacity. In addition, the increase in FDIC insurance limits from $100,000 to $250,000, along with the extension of FDIC coverage to all non-interest bearing transaction deposits is increasing our overall insured deposit balances.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash provided by operating activities increased $4.29 million, or 32%, for the nine months ended September 30, 2008 compared to the same period in 2007. This was the net result of an increase in the provision for loan losses and higher funding of mortgages held-for-sale, offset by a decrease in net income.
Net cash used in investing activities increased $11.54 million, or 17%, for the nine months ended September 30, 2008 compared to the same period in 2007. The increase was primarily the result of an increase in loan growth during the nine months ended September 30, 2008, compared to the same period in 2007, offset by net proceeds from maturity or sale of investment securities.
Net cash provided by financing activities increased $128.27 million, or 1569% for the nine months ended September 30, 2008 compared to the same period in 2007. The increase was primarily due to increases in time certificates of deposit, which is attributable to the increase in wholesale time certificates, and long-term and short-term borrowings during the nine months ended September 30, 2008.
As noted in our section entitled “Deposits” during the fourth quarter of 2008 we have a total of $100.3 million of time certificates of deposit maturing. This total is partially comprised of brokered certificates of deposit, representing $21.00 million of the total, which we will not be able to retain. The remaining $79.30 million of maturing time certificates of deposit are retail deposits. We are actively working to retain those deposits, one of our strategies is to provide a competitive rate to attract new customers and retain those who are reaching maturity. In the event that we see rate sensitive attrition on these deposits, we will rely upon our borrowing capacity to supplement our cash position.
Shareholders’ Equity
As of September 30, 2008 and December 31, 2007, shareholders’ equity totaled $88.25 and $102.24, respectively.
All capital management options are being analyzed, including the capital-raising initiative recently outlined in the TARP capital program and an evaluation of our balance sheet structure. In addition we have taken steps to preserve capital including the reduction of the quarterly dividend from $0.10 per share as of March 31, 2008, to $0.01 per share as of June 30, 2008, and the suspension of the dividend for the current and near-term quarters.
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

The following table presents our capital ratios as compared to regulatory minimums:
Capital Ratios:

		Well-	September 30, 2008	December 31, 2007
	Minimum	Capitalized	Actual Ratio	Actual Ratio
Total risk-based capital
Columbia Bancorp	8.00%	N/A	8.71%	11.76%
Columbia River Bank	8.00%	10.00%	8.50%	11.23%
Tier 1 risk-based capital
Columbia Bancorp	4.00%	N/A	7.46%	10.51%
Columbia River Bank	4.00%	6.00%	7.24%	9.98%
Leverage ratio
Columbia Bancorp	4.00%	N/A	6.23%	9.75%
Columbia River Bank	4.00%	5.00%	6.60%	9.26%
We intend to return to “well-capitalized” by regulatory definition, and we plan to consider all options, including, raising capital, to do so. All other capital management options are being analyzed, including an evaluation of our balance sheet structure. Steps taken to preserve capital include the reduction in force, which is expected to decrease our salary and benefit expense on a go-forward basis, a discontinuation of quarterly dividends, and the elimination of Board of Director fees for the remainder of 2008.
Stock Repurchase Plan
The repurchase plan authorized us to repurchase common stock in an amount up to $1.50 million expired on June 30, 2008 and was not renewed by the Board of Directors. During the nine months ended September 30, 2008, we did not repurchase any stock under a stock repurchase plan. In August 2008, we repurchased shares following the vesting of stock awards based on employee elections to redeem shares to cover tax withholding obligations.
The following table presents all stock repurchases during the three months ended September 30, 2008:
Stock Repurchases:

	Total Number of
	Shares	Average Price
	Purchased(1)	Paid per Share
July 2008	—	$—
August 2008	547	4.34
September 2008	—	—

Three months ended
September 30, 2008	547	$4.34

(1)	Purchase of shares in August 2008 was pursuant to vesting of stock awards.

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
Asset-liability management simulation models are used to measure interest rate risk. The models quantify interest rate risk through simulating forecasted net interest income and the economic value of equity over a 12-month forward-looking time line under various rate scenarios. The economic value of equity is defined as the difference between the market value of current assets less the market value of liabilities. By measuring the change in the present value of equity under different rate scenarios, we identify interest rate risk that may not be evident in simulating changes in the forecasted net interest income.
The table below shows the simulated percentage change in forecasted net interest income and the economic value of equity based on changes in the interest rate environment as of September 30, 2008. The change in interest rates assumes an immediate, parallel and sustained shift in the base interest rate forecast. Through these simulations, we estimate the impact on net interest income and present value of equity based on a 100 and 300 basis point upward and downward gradual change of market interest rates over a one-year period. The analysis did not allow rates to fall below zero.

	Percent Change	Percent change in
	in Net Interest	Present Value of
Change in Interest Rates	Income	Equity
-200	-6.85%	-1.18%
-100	-3.69%	-0.47%
+100	3.77%	-0.03%
+200	10.41%	1.11%
+300	17.48%	2.57%
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
PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings. Management is not presently aware of any legal proceedings for which we are the defendant.
ITEM 1A. RISK FACTORS
RISK FACTORS
Our past experience may not be indicative of future performance, and as noted elsewhere in this report, we have included forward-looking statements about our business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition to the other risks or uncertainties contained in this report, the following risks may affect our operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, our business, financial condition or operating results could be adversely affected. Moreover, readers should note this is not an exhaustive list of the risks we face; some risks are unknown or not quantifiable, and other risks that we currently perceive as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.
Risks Relating to our Company
We are operating under certain regulatory restrictions that may further impair our revenues, operating income and financial condition.
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Oregon Division of Finance and Corporate Securities (“DFCS”), the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.
We must also meet regulatory capital requirements imposed by our regulators. An inability to meet these capital requirements would result in numerous mandatory supervisory actions and additional regulatory restrictions, and could have a negative impact on our financial condition, liquidity and results of operations. At September 30, 2008, we were “adequately capitalized” by regulatory definition. This designation affects our eligibility for a streamlined review process for acquisition proposals as well as our ability to accept brokered deposits without the prior approval of the FDIC. If we do not remain “adequately capitalized” we would be subject to further restrictions, including restrictions on our ability to make capital distributions and our ability to grow.
Failure to meet capital requirements imposed by certain regulatory restrictions will have a negative impact on our financial conditions, liquidity and results of operations.
We are subject to regulatory capital guidelines, which are used to evaluate our capital adequacy based primarily on the regulatory weighting for credit risk associated with certain balance sheet assets and certain off-balance sheet exposures such as unfunded loan commitments and letters of credit. To be “adequately capitalized” we must have a Tier 1 capital ratio of at least 4%, a combined Tier 1 and Tier 2 risk-based capital ratio of at least 8%, and a leverage ratio of at least 4%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. To be “well-capitalized” we must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. If we are unable to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected.
Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. At September 30, 2008, we were deemed “adequately capitalized” by regulatory definition.
Our inability to remain “adequately capitalized” in the future would result in numerous mandatory supervisory actions and additional regulatory restrictions, including restrictions on our ability to make capital distributions, our ability to grow, our ability to raise deposits (particularly in the wholesale market) and could negatively impact the manner in which we are regulated by state and federal banking regulators. As of September 30, 2008 our primary sources for liquidity are from retail deposits and available borrowings at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Board (“FRB”).
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of the downturn in the Washington or Oregon markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.
Our liquidity may be impaired due to sharp declines in retail deposit balances or inability to access wholesale liability sources.
Liquidity measures our ability to meet loan demand and deposit withdrawals and to service liabilities as they come due. Our liquidity is primarily dependent on retail deposits gathered from our branch network and wholesale liability sources. During 2007 and 2008, retail deposit growth slowed significantly due to the general economic downturn and competition from other financial institutions. As a result, our liquidity management has become more dependent on wholesale liabilities. Wholesale liability sources include correspondent banks, the Federal Home Loan Bank, deposit brokers and other institutional depositors. In the event our customers were to lose confidence in our ability to remain solvent, we may experience a rapid decline in retail deposits. This could force us to borrow heavily from the FHLB and FRB, or if more pronounced, may require us to seek protection from the Federal Deposit Insurance Corporation.

Depending on the funding source, our access to wholesale liabilities is limited by various factors. These factors include our financial performance, the level of assets that can be pledged to borrowing sources and our credit ratings calculated by external rating agencies. One independent rating agency, the Institutional Deposit Corporation (“IDC”), rates banks for safety and soundness. We expect our IDC rating will decrease in the third quarter of 2008 due to a higher provision for loan losses. Our access to brokered deposit markets may be significantly limited if our IDC rating decreases. Moreover, correspondent banks have reduced their letters of credit overall and a lower IDC rating may cause correspondent banks to cancel or reduce amounts available on our lines of credit. A decline in our IDC rating will impair our liquidity, which will have an adverse effect on our operating income and financial condition.
Recent and continuing adverse developments in the financial industry and the domestic and international credit markets may further affect our operations and results and the value of our common stock.
The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which may depress overall the market value of financial institutions, limit access to capital, or have a material adverse effect on the financial condition or results of operations of banking companies in general and the Company in particular. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to such developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance and the value of our common stock. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate the Company’s exposure to credit risk. Treasury and FDIC programs have been initiated to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Details as to the Company’s participation or access to such programs and their subsequent impact on the Company also remain uncertain.
Our allowance for loan losses is based on significant estimates and may be inadequate to cover actual losses.
We are exposed to the risk that our customers will be unable to repay their loans in a timely fashion and that collateral securing the payment of loans may be insufficient to ensure timely repayment. Borrowers’ inability to timely repay their loans could erode our bank’s earnings and capital. Our allowance for loan losses represents our best estimate of probable losses inherent in our loan portfolio. Estimation of the allowance requires us to make various assumptions and judgments about the collectability of loans in our portfolio. These assumptions and judgments include historical loan loss experience, current credit profiles of our borrowers, adverse situations that have occurred that may affect a borrower’s ability to meet his financial obligations, the estimated value of underlying collateral and general economic conditions. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. The amount of future loan losses is susceptible to changes in economic, operating, and other conditions that may be beyond our control. Because our assumptions and judgments may not adequately predict future loan losses, actual loan losses may be significantly higher than provided for in the allowance. In these cases, we would be required to recognize higher provisions for loan losses, which would decrease our net income and negatively impact our results of operations.

Banking industry regulators may require us to recognize additional loan losses based on their examination and review of our business.
Representatives of the Federal Reserve Board, the FDIC, and the DFCS, our principal regulators, have publicly expressed concerns about the banking industry’s lending practices and have particularly noted concerns about real estate-secured lending. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and our allowance for loan losses. As a result of examination, we might be required to recognize additional provisions for loan losses or charge-off selected loans. Any additional provision for loan losses or charge-off of loans would adversely impact our results of operations and financial condition.
Our loan portfolio is heavily concentrated in real estate lending and much of that portfolio is collateralized only by real estate mortgages. As a result of this concentration and an overall decline in real estate markets generally, and particularly in our geographic markets, we may face greater than average exposure to loan losses.
In the past, we have focused a substantial portion of our lending business on residential and commercial construction lending and in commercial leased or owner-occupied real property. A substantial majority of our loan portfolio is secured by mortgages on real property. Real estate lending is accompanied by two specific risks: the risk that real estate developers and builders (in the case of construction real estate) and business owners (in the case of leased and owner-occupied commercial real estate) cannot generate cash flows sufficient to repay their loans in a timely manner, and the risk that the underlying collateral may decline in value, increasing the risk that we may be unable to recover the full value of any defaulted loans by foreclosing on the real estate that secures the loans.
During 2008, and in the third quarter in particular, we have experienced significant increases in non-performing assets relating to our real estate lending, primarily in residential sub division projects. We could see an increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. If these effects continue or become more pronounced, loan losses may increase more than we expect and our financial condition and results of operations may be adversely impacted.
Our earnings may be impacted negatively by changes in market interest rates.
Our profitability depends in large part on our net interest income, which is the difference between interest income from interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Changes in market interest rates affect the demand for new loans, the credit profile of existing loans, rates received on loans and securities, and rates paid on deposits and borrowings. Based on our current volume and mix of interest bearing liabilities and interest earning assets, net interest spread could generally be expected to increase during times when interest rates rise and, conversely, to decline during times of falling interest rates. Our net interest income will be adversely affected if the market interest rate changes such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. We manage our interest rate risk exposure by monitoring the re-pricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period.
Because of the differences in maturities and repricing characteristics of our interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest income and, in turn, our profitability. In addition, loan volumes are affected by market interest rates on loans. Interest rates also affect how much money we can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in market interest rates could materially and adversely affect our net interest income, asset quality, and loan origination volume.
If conditions in non-real estate sectors of the economy worsen, we may experience an increase in loan delinquencies and losses in other parts of our portfolio.
During 2008, loan losses have been centered in real estate construction and development loans. Ongoing weakness in the residential real estate market or other unexpected events may cause other areas of the economy to falter. In particular, the effects of higher unemployment, declining consumer confidence and difficulties in other non-real estate sectors of the economy may stress other parts of our loan portfolio not currently experiencing problems. This may result in a higher level of non-accrual loans and loan losses in these parts of the portfolio, which would negatively impact our results of operations and financial condition.
The Company May Be Adversely Effected By The FDIC’s Recently Announced Temporary Liquidity Guarantee Program
Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized). The plan also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. An increase in premium assessments would increase the Company’s expenses.
The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations. In the event that the Bank’s funding costs are increased or the availability of funds from the Federal Reserve is reduced it could have a negative material effect on the Company’s earnings and results of operations.
We are subject to federal and state regulations which undergo frequent and often significant changes.
Federal and state regulation of financial institutions is designed primarily to protect depositors, borrowers and shareholders. These regulations can sometimes impose significant limitations on our operations. Moreover, federal and state banking laws and regulations undergo frequent and often significant changes and have been subject to significant change in recent years, sometimes retroactively applied, and may change significantly in the future. Changes in laws and regulations may affect our cost of doing business, limit our permissible activities (including insurance and securities activities), or our competitive position in relation to credit unions, savings associations and other financial institutions. These changes could also reduce federal deposit insurance coverage, broaden the powers or geographic range of financial holding companies, alter the taxation of financial institutions and change the structure and jurisdiction of various regulatory agencies.
Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to ensure adequate compliance. The effect of laws and regulations may have an adverse impact on our business, financial condition and results of operations.
A significant decline in the market value of our company may result in an impairment of goodwill.
Columbia has a recorded balance of $7.39 million in goodwill associated with its acquisition of Valley Community Bancorp in 1998. Accounting standards require us to evaluate goodwill for impairment and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Over the last several months, our common stock has been trading below our book value per share. As a result of this and due to the current economic environment, we hired a third party valuation specialist to assist us in evaluating whether our goodwill was impaired as of September 30,

2008. While no impairment was considered necessary as of September 30, 2008, further declines in market value, or other factors, could result in a need for impairment in future quarters. A write-down of goodwill due to impairment would adversely impact our results of operations and financial condition. However, a write-down would not have an impact on regulatory capital ratios, as goodwill is excluded from the calculation.
The weakened housing market may result in a decline in fair value of Other Real Estate Owned (“OREO”).
In recent months we have foreclosed on certain real estate development loans and have taken possession of several residential subdivision properties. OREO is initially recorded at its estimated fair value less costs to sell. Because of the weak housing market and declining land values, we may incur losses to write-down OREO to new fair values or losses from the final sale of properties. Moreover, our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value in order to quickly liquidate properties. Write-downs on OREO or an inability to sell OREO properties will have a material adverse effect on our results of operations and financial conditions.
We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.
We are a separate and distinct legal entity from our banking subsidiary, Columbia River Bank, and depend on dividends, distributions and other payments from the Bank to fund any cash dividend payments on our common stock and to fund payments on our other obligations. The Bank is subject to laws and regulations that restrict, or authorize regulatory bodies to restrict or reduce, the flow of funds from the Bank to us. Restrictions of that kind could impede access to funds we need to make dividend payments on our common stock, or payments on our other obligations. Furthermore, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.
There are regulatory and contractual limitations that may limit or prevent us from paying dividends on the common stock and we may limit or eliminate our dividends to shareholders.
As a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations. We are an entity separate and distinct from our subsidiary, Columbia River Bank, and derive substantially all of our revenue in the form of dividends from the Bank. Accordingly, we are dependent upon dividends from the Bank to pay the principal of and interest on its indebtedness, to satisfy its other cash needs and to pay dividends on its common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.
Our board of directors regularly reviews our dividend policy in light of current economic conditions for financial institutions as well as our capital needs. On a quarterly basis, the board of directors determines whether a dividend will be paid and in what amount. No assurance can be given concerning dividend payments in future periods.
Our business operations are geographically concentrated in Oregon and Washington and our business is sensitive to the economic conditions of those areas.
Substantially all of our business is derived from a twelve—county area in northern and central Oregon and southern and central Washington. The communities we serve typically have population bases of 20,000 to 250,000, and have traditionally created employment opportunities in the areas of agriculture, timber, electrical power generation, light manufacturing, construction and transportation. While we have built our expansion strategy around these growing and diverse geographic markets, our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions we serve, may have a more pronounced effect upon our business than they might on an institution that is more geographically diversified. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon our results of operation and financial condition.
The financial services business is intensely competitive and our success will depend on our ability to compete effectively.
The financial services business has become increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in originating loans. We compete for loans principally based on the efficiency and quality of our service and also based on pricing of interest rates and loan fees. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured state-chartered banks, national banks and federal savings institutions. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. Some of these competitors are subject to similar regulation but have the advantages of larger established client bases, higher lending limits, no federal income or state franchise taxation, extensive branch networks, numerous ATMs, greater advertising-marketing budgets and other factors. Increasing levels of competition in the banking and financial services industries may limit our ability to attract new customers, reduce our market share or cause the prices charged for our services to fall. Our future growth and success will depend on our ability to compete effectively in this highly competitive financial services environment.
We rely heavily on our management team and the unexpected loss of any of those personnel could adversely affect our operations; we depend on our ability to attract and retain key personnel.
We are a client-focused and relationship-driven organization. We expect our future success to be driven in large part by the relationships maintained with our clients by our executives and senior lending officers. We have entered into employment agreements with several members of senior management. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. The unexpected loss of key employees could have a material adverse effect on our business and possibly result in reduced revenues and earnings.
Our future success will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new client relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing clients if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these resources is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them.
Our ability to operate profitably may depend on our ability to implement various technologies into our operations.
The market for financial services, including banking services and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, and internet-based banking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. If we are not able to afford such technologies, properly or timely anticipate or implement such technologies, or properly train our staff to use such technologies, our business, financial condition or operating results could be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Exhibits

10.1	Credit Card Account Purchase Agreement

10.2	Interim Servicing Agreement

10.3	Joint Marketing Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
COLUMBIA BANCORP

Dated: November 10, 2008	/s/ Terry Cochran
Terry L. Cochran
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2008	/s/ Staci L. Coburn
Staci L. Coburn
Chief Financial Officer
(Principal Financial Officer)