Form 10-K
period 2008-12-31
COLUMBIA BANCORP \OR\
filed 2009-03-26
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-27938
COLUMBIA BANCORP
(Exact name of registrant as specified in its charter)

Oregon (State of incorporation)	93-1193156 (I.R.S. Employer Identification No.)
401 East Third Street, Suite 200
The Dalles, Oregon 97058
(Address of principal executive offices)
Registrant’s telephone number: (541) 298-6649
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	Nasdaq Global Select Market
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, was $66,092,520.
     The number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 10,065,099 shares of no par value common stock on March 16, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive proxy statement dated March 13, 2009 for the 2009 Annual Meeting of Shareholders, including any amendments thereto, are incorporated by reference in Part III hereof.

1 — Columbia Bancorp

COLUMBIA BANCORP
FORM 10-K

2 — Columbia Bancorp

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
Because forward-looking statements are, in part, an attempt to project future events and explain current plans, they are subject to various risks and uncertainties that could cause our actions and our financial and operational results to differ materially from those projected in forward-looking statements. These risks and uncertainties include, without limitation, the risks described in Part I — Item 1A “Risk Factors.”
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
We have a network of 21 full-service branches throughout Oregon and Washington. In Oregon, we operate 14 branches that serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the Willamette Valley communities of McMinnville, Canby and Newberg. In Washington, we operate 7 branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside, Richland and Vancouver.
From our beginning in 1977 as a one-branch bank in The Dalles, Oregon, we have grown as a result of merger and acquisition activity, new branch openings, the introduction of new banking products, the expansion and cross-marketing of existing products and our community-bank lending expertise. Collectively, these growth activities have enabled us to diversify our loan portfolio and operating risks over several market areas.
3 — Columbia Bancorp

We operate branches in the following geographic regions and cities in Oregon and Washington:

	Oregon		Washington

Central Oregon	Bend (3)	Redmond (2)
(High Desert Region)	Madras

Columbia Basin	Hermiston		Yakima	Sunnyside
	Pendleton		Pasco	Meadow Springs

Columbia River Gorge	Hood River		Goldendale
	The Dalles (2)		White Salmon

Willamette Valley	Canby	McMinnville	Vancouver
Newberg
Our market diversity presents both opportunities and challenges. We take advantage of our opportunities by offering high quality financial products and services to our individual and business customers. These offerings include a broad range of deposit and loan products and services such as retail banking, broker dealer services and commercial, agricultural and real estate lending.
We address our challenges by staffing our branches and business teams with managers who are established in their communities and who have developed a loyal customer following. Our management team reviews the operations of each branch to determine which products and services are best suited to that geographic region. We believe geographic diversity across a broad portion of the Pacific Northwest helps limit our exposure to adverse market conditions in any one geographical region or economic sector.
2008 Business Developments
As of December 31, 2008, we had total assets of $1.12 billion, total gross loans of $864.00 million, total deposits of $1.00 billion, and shareholders’ equity of $75.05 million. Our net loss for the year ended December 31, 2008 totaled $26.36 million, or $2.63 per diluted share. This is our first annual loss since 1982 and is a result of the economic turmoil surrounding residential lending that is affecting our region and the nation as a whole, combined with our substantial concentrations of real estate loans.
During 2008, we experienced a significant amount of change from internal and external forces. Externally, the entire country is facing unprecedented economic challenges, especially the financial services and banking industry. The series of events labeled the “subprime lending crisis” in mid-2007, accelerated in 2008 into what has become the worst economic environment facing the nation since the depression era. While the impact of this economic downturn is now being felt across all industries in all areas, the banking industry in particular has been hit hard by the economic downturn.
The elimination of liberal residential lending products from the mortgage industry has resulted in a dramatic reduction in the demand for residential home lots and home construction. Columbia has substantial concentrations of residential land acquisition and development loans to builders and developers in the markets of Central Oregon and the Willamette Valley. These clients have been unable to sell their inventory of residential lots at a reasonable pace and this has reduced the available cash flows for repayment of these loans. The slowdown in residential demand has also caused the underlying collateral values of these properties to decline. The combination of reduced cash flows and lower collateral values has led to the need for Columbia to take increased provisions for loan losses as well as higher charge-offs and write-downs. The operating loss posted by Columbia in 2008 is largely a result of these provisions and write-downs.

4 — Columbia Bancorp

Another external factor influencing our operating results is that the Federal Reserve began decreasing the Fed Funds interest rate in response to the deteriorating real estate market and subprime mortgage fallout. A significant portion of our loans are tied to the Prime Rate, which moves in tandem with the Fed Funds rate. As a result, our loan yields have decreased as the Fed Funds rate has decreased. These decreases have been partially mitigated by interest rate floors in our variable rate loans. However, combined with the lagging re-pricing of our deposit portfolio, the lower loan yields have resulted in the compression of our net interest margin.
There have also been a number of other changes in the banking industry, which are described below under “Supervision and Regulation”.
Internally, we have seen significant changes in leadership during the year. In early 2008 we hired a new Chief Credit Officer, Craig Hummel, who improved credit underwriting practices and initiated additional programs to monitor credit quality and address problem credit management. In the fourth quarter of 2008, Terry Cochran returned from retirement and assumed the role of Chief Executive Officer and President. Mr. Cochran previously held this position between the years of 1981 and 2001. Finally the Bank promoted Chief Accounting Officer, Staci Coburn, to become our new Chief Financial Officer. We believe these changes in leadership make us better prepared to meet the challenges the industry and Columbia is facing.
During 2008, we closed one branch location (Lake Oswego, Oregon) and we opened two new permanent facilities for our Yakima and Sunnyside, Washington branches. We also continued to make improvements in our technology and delivery channels to customers.
In response to these internal and external factors, we have taken the following measures:
•	For the near term, the Bank intends to remain adequately capitalized by regulatory definition, and we plan to prudently manage our capital so that we return to well-capitalized as soon as possible. All capital management options are being analyzed. Initial steps to preserve capital included the reduction of the quarterly dividend from $0.10 per share as of March 31, 2008, to $0.01 per share as of June 30, 2008, and the suspension of dividends for the second half of 2008 and future near-term quarters.

•	We opened 1,100 net new deposit accounts in the fourth quarter and increased retail deposits by $62.20 million while reducing our level of wholesale (brokered) deposits by $72.76 million. We voluntarily enrolled in the Treasury Liability Guarantee Program (“TLGP”) to provide unlimited coverage to all non-interest and nominally interest bearing demand deposit accounts and to provide coverage up to $250,000 per depositor on interest bearing relationships.

•	To help reduce our reliance on higher-cost wholesale deposits, we reduced our loan balances through normal attrition, loan participations with other financial institutions, the charge off of non-performing loans and more stringent loan approval policies and procedures for new and renewed credit relationships. Under this initiative we have reduced our loan balances by $86.52 million, or 9% from our peak of $950.52 million in July 2008. We anticipate continued moderate reductions in gross loans in the coming quarters. In addition to reducing our dependence on higher-cost wholesale deposits, a reduction in loan totals will also improve our relative capital ratios.

•	In September 2008, we announced the closure of our CRB Mortgage Team and the elimination of those and other positions throughout the organization. These actions are expected to reduce our salary and benefit expense by approximately $4.20 million annually. We believe this is a strategic re-alignment of our business and staffing model that will help to ensure continued customer satisfaction in the coming quarters.

•	In August 2008, we successfully sold our credit card portfolio, which was considered by management to be a great opportunity not only to improve our liquidity position, but to provide substantially enhanced benefits and services to our existing and potential credit card customers.

•	Since July 2008 the Board of Directors eliminated their fees and will do so for the foreseeable quarters in 2009.

•	Over the course of the year, we made a continued investment in our technology and delivery systems to improve our electronic banking products, including remote capture deposit and improved internet banking products. These are in addition to the improvements to the credit card product line discussed above.
5 — Columbia Bancorp

•	In October 2008, we announced the closure of the Lake Oswego Branch, which specialized in residential construction lending.
On February 9, 2009, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (“FDIC”) and the Oregon Division of Finance and Corporate Securities (“DFCS”), its principal banking regulators, which requires the Bank to take certain measures to improve its safety and soundness. The order is described fully below under “Supervision and Regulation.”
Business Strategy
Following these market-driven setbacks and our aggressive corrective measures, our long-term strategy is to regain our longstanding position as a top-performing community bank, but at the same time to balance that ambition with a continued focus on conservative lending and deposit-gathering strategies. We also plan to continue building on our position as a leading community-based provider of financial services in Oregon and Washington while balancing our goals and priorities to benefit shareholders, customers and employees.
The following table presents companies in our selected Pacific Northwest region peer group along with performance statistics as of and for the year ended December 31, 2008:

	Stock	Return on	Net
	Ticker	Average	Interest	NPA /	Allowance /	NCO /
Company Name	Symbol	Equity	Margin(1)	Assets(2)	Loans(3)	Loans(4)

American West Bancorporation	AWBC	-69.07%	4.23%	4.46%	2.11%	3.41%
Banner Corporation	BANR	-29.90%	3.45%	4.95%	1.90%	0.84%
Cascade Bancorp	CACB	-7.54%	4.44%	8.18%	2.79%	3.09%
Cashmere Valley Financial Corp	CVYF	16.68%	3.81%	9.00%	1.60%	0.12%
Columbia Banking System, Inc.	COLB	1.68%	4.19%	3.54%	1.91%	1.11%
Intermountain Community Bancorp	IMCB	6.09%	4.74%	2.16%	1.67%	0.62%
Pacific Continental Corporation	PCBK	11.57%	5.16%	0.71%	1.15%	0.15%
PremierWest Bancorp	PRWT	0.35%	4.69%	4.71%	1.81%	1.66%
Riverview Community Bank	RVSB	-0.83%	4.20%	3.38%	1.97%	0.80%
West Coast Bancorp	WCBO	-2.82%	3.90%	7.86%	1.40%	3.04%

Columbia Bancorp	CBBO	-27.35%	4.01%	9.09%	2.84%	3.23%

Top 25% of Bank Holding Companies		11.76%	3.83%	0.66%	1.24%	0.28%

(1)	Tax equivalent net interest margin

(2)	Non-performing assets as a percentage of total assets

(3)	Allowance for loan losses as a percentage of total loans

(4)	Net loan charge-offs as a percentage of average gross loans

Source: SNL Data Source
Components of our business strategy are as follows:
Carefully managing our other real estate owned, or OREO portfolio, so as to maximize our recoveries on sales of distressed properties. As our real estate development borrowers have failed to perform on their loans, we have found ourselves the owners (or potential owners) of what will be a relatively large portfolio of residential development real estate. These foreclosures and potential foreclosures have resulted in substantial loan losses and loan loss reserves and are less than optimum in terms of the effect on our liquidity. If the market continues to decline, additional write-down of these assets might be necessary. However, at some point they may also present opportunities for gain if the market improves. Our decisions to sell or hold these properties will be decided on a case by case basis. These decisions could be influenced by the Treasury’s new Financial Stability Plan as the components of the Financial Stability Plan become better defined in the weeks to come. The majority of these properties are located in either the Portland / Vancouver Metropolitan area or in the Central Oregon markets of Bend and Redmond.

6 — Columbia Bancorp

Optimizing our lending and deposit-gathering practices in the communities where we operate. We believe one key to improving near-term profitability is increasing our deposit-gathering penetration in our existing markets by using our existing branch structure, refocusing our efforts from loan growth to increasing core deposits and retiring wholesale funds, thereby reducing our overall non-interest expense. Management will continue to manage this effort so as to address our liquidity needs at all times; however, as these measures take effect and our capital and liquidity improve, we expect to seek attractive but appropriately conservative lending opportunities, which we believe will still exist even in a dramatically tightened lending economy.
Continue to carefully monitor and manage our asset quality. The events surrounding the recent market downturn have afforded us an opportunity to completely reexamine our loan portfolio, and that examination has not been limited to real estate-secured loans. We have increased our loan loss reserves to levels we believe will be adequate for the expected negative conditions that will exist for the foreseeable future, but we will also act aggressively to screen existing loans and any underlying collateral for potential weaknesses, and to take prompt measures to address loans that carry an unnecessary degree of risk. We will continue to take additional reserves if necessary to meet the changing risk profile of our loan portfolio.
Carefully rebalance our loan portfolio to promote the distribution of risk across our various markets and industry sectors. We are fortunate to operate across a broad segment of the Pacific Northwest, from mid-sized communities, suburban and urban areas, to rural communities and agricultural regions. We have been serving many of these areas for more than 30 years, and our brand and our people will enable us to focus our efforts on areas of the economy that tend toward stability. These include the small business and agricultural and industrial sectors. However, we are also aware of the importance of maintaining a careful distribution across these various sectors so that we are not unduly sensitive to one or a series of interrelated sets of market conditions.
Operate successfully in the communities we serve. Our branch operation strategy is as follows: first, to offer superior customer service and value-added banking products and services; second, to hire and retain high-performing, experienced branch and administrative personnel; and finally, to respond quickly to customer demand and growth opportunities. We balance the advantages of maintaining customer-focused management functions at the branch level with the efficiencies and control structure of centralized operational support functions.
Products and Services
Consumer Distribution Channels
Retail Bank Products and Services — Consumer deposit products include non-interest bearing and interest bearing demand accounts, savings accounts, money market accounts and certificates of deposit. We adjust interest rates paid on interest bearing accounts based on competitive market factors, along with, the need to manage deposit maturities and liquidity requirements. In order to minimize our cost of funds, we emphasize customer relationships that maximize deposits held in non-interest bearing transactional accounts. We provide loans to consumer borrowers for a variety of purposes, including secured and unsecured personal loans, home equity loans, personal lines of credit, credit cards and various installment loans.
CRB Financial Services Team Products and Services — Through arrangements with Primevest Financial Services, Inc. (“Primevest”), our CRB Financial Services Team offers a wide range of financial products and services to consumers and businesses. Primevest is an independent, registered broker-dealer and registered investment advisor. In addition, Primevest is a member of the Financial Industry Regulatory Authority and the Securities Investor Protection Corporation.
Technology-Based Products and Services — We use both traditional and new technologies to support our personal service focus. Technologies include the following: (1) ATMs at branch and off-site locations; (2) a telephone banking service in both English and Spanish that allows customers to either speak directly with a customer service representative during banking hours or access account information with a 24-hour automated service; and (3) secure Internet banking service with online access to account information.
7 — Columbia Bancorp

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
Our goal is to maintain sound loan underwriting standards with written loan policies, appropriate individual and branch lending limits, loan administration reviews and an internal loan review function. Significant loan commitments or loan participations are reviewed by the Loan Committee of our Board of Directors. Underwriting standards are designed to maintain a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. To reduce the risk of credit losses, we monitor the financial condition of borrowers and the value of collateral during the life of a loan. In 2008, we began a strategic effort to reduce our concentration levels of residential development projects and this effort will continue into 2009.
Commercial Loans — We offer customized loans including equipment and inventory financing, operational lines of credit, SBA loans for qualified businesses and accounts receivable financing. Because we report real estate-secured loans as real estate loans, a significant portion of loans used for commercial purposes are not classified as such. Commercial loan approval decisions are based on careful evaluation of the financial strength, management and credit history of the borrower and the quality and marketability of the collateral securing the loan. Commercial loans are generally limited to 75% of the collateral’s value. We typically require personal guarantees for commercial loans to closely held businesses. We also identify secondary sources of repayment such as personal guarantees, reserves in other assets or other sources of payment.
Agricultural Loans — We offer agricultural business loans, including production lines of credit, equipment financing and term loans for capital improvements or other business purposes. Agricultural loans are generally secured by crops, equipment, inventory, livestock and real estate. Agricultural lending can require significant follow-up time due to the ongoing communication and budget review during production cycles. In order to assist loan officers with agricultural loan processing and administration, we employ two agricultural loan consultants with numerous years of farm lending experience to assist our loan officers in agricultural loan processing and administration. Our loan officers make frequent visits to farming operation sites, regularly attend agricultural lending programs and seminars and actively participate in growers’ associations and other agricultural-based organizations.
Real Estate Loans — We offer real estate loans for the construction, purchase, or refinance of commercial, single family residential and rental income properties. We also provide financing on a selective basis to land developers and speculative and pre-sold financing to home builders. We offer a variety of fixed and adjustable rate options and terms. Given the changes in the economic climate during 2007 and 2008, we are very selective in the underwriting of both new and existing relationships secured by residential real estate.
Our commercial real estate loans are primarily loans to commercial customers, farmers and ranchers and are secured by the properties used in their businesses. The majority of these loans feature variable interest rates with adjustment periods varying from one to five years. Repayment performance on real estate loans depends on the successful operation and management of the businesses and properties securing the loans and can also be affected by local and national real estate market fluctuations and values, economic conditions or the success or failure of the client’s overall business plan. Our real estate risk management team is comprised of three real estate risk management officers, who are certified by the Appraisal Institute, of which, two are M.A.I. designated appraisers and one holds the S.R.A. designation. This team reviews, monitors, and consults directly with the Credit Department regarding appraisals, values, and marketability of our acquisition and development, other real estate owned, special assets group portfolios, and all larger commercial loans. This process has established safeguards that help ensure that we are receiving accurate, current, and unbiased values and analysis of our real estate portfolio. They monitor market conditions in each of our regions and help identify value trends, supply and demand factors, and liquidity associated with the real estate portfolio.

8 — Columbia Bancorp

Government-Assisted Loan Programs — We offer loans to small businesses and farmers that are supported by guarantees issued by various state and federal government agencies. We are active in the Small Business Administration (“SBA”) 504 program and other similar programs offered by the Oregon Economic and Community Development Department. The SBA 504 program is a loan participation arrangement where a borrower may obtain up to 90% funding for owner occupied commercial real estate. We typically provide 60% financing in a first lien position and the program typically provides 30% in a subordinate lien position through the issuance of government guaranteed bonds. We also participate in government loan guarantee programs offered through the Farm Services Agency, the SBA and Oregon Economic and Community Development Department. Participation in these programs reduces credit risk in our loan portfolio.
Services to Non-Profits and Public Entities — We offer various loan products to borrowers in the non-profit and public entity sector, including city and county governments. We also offer jumbo certificates of deposit and low-cost loan programs. Washington and Oregon state laws require us to pledge securities to collateralize the average outstanding public sector deposits held.
Deposit and Related Products — We provide all types of business deposit products including Visa and Visa merchant, check verification, check recovery, electronic statements, positive pay and remote capture. Positive pay is a fraud prevention tool that matches clearing checks against customer provided batch file in order to identify any fraudulent disbursements. Remote Deposit Capture is a business product that allows a customer to deposit items right from their office, saving customers the time and cost associated with delivering daily deposits to the bank. In addition we offer business customers a customized banking service package for their employees.
Treasury Management Services — We offer business customers treasury management services online through our internet business solution products supported by our team of dedicated treasury management professionals. Our product suite includes payroll processing, collections, wire transfers, electronic funds transfer for tax payments, lock box services, deposit and loan sweeps and check payment verification. Treasury Management also offers unique financial solutions for the medical community. Our medical banking team works with independent practice associations, physician’s groups, medical clinics and hospitals to tailor financial packages that coincides with the organizations strategic objectives.
Investment Products — Our affiliation with Primevest Financial Services, Inc., which is one of the nation’s largest bank-based broker-dealers, registered in 50 states and serving nearly 600 financial institutions, allows us to offer non-FDIC insured financial products and services to our business customers through our CRB Financial Services Team. Product offerings include insurance and annuity products, employee retirement plan products such as SEPs, IRAs and 401(k) plans, and wealth management and estate planning.
Principal Markets of Operation
We accept deposits and offer loans at our branches in Wasco, Hood River, Jefferson, Deschutes, Clackamas, Yamhill and Umatilla counties in Oregon and Clark, Klickitat, Benton, Franklin and Yakima counties in Washington. We also offer loans to customers in adjacent counties including Crook, Gilliam, Multnomah, Sherman and Washington counties in Oregon and Grant, Skamania and Walla Walla counties in Washington. Most of our products and services, including investment products through CRB Financial Services Team, are offered and distributed throughout our branches in Oregon and Washington.
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
9 — Columbia Bancorp

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
Competition
Competitors for loans include banks, savings and loan associations, finance companies, insurance companies, credit unions and other institutional lenders. Competitors for deposits include banks, savings and loan associations, credit unions, money market funds, issuers of corporate and government securities, insurance companies, brokerage firms, mutual funds and other financial intermediaries. We also experience competition from online banking services offered by traditional commercial banks and other financial service providers and by newly formed companies that use the Internet to advertise and sell competing products. Irrespective of these competitive challenges, we believe our community bank roots give us a distinct advantage and provide us with a loyal base of customers who appreciate good service and personal attention.
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
SUPERVISION AND REGULATION
General
We are extensively regulated under federal and state laws and regulations. These laws and regulations are primarily intended to protect depositors, and to a lesser extent, borrowers and shareholders. The following discussion describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot reasonably predict the effects that fiscal or monetary policies, or new federal or state laws, may have on our business and earnings.
Transaction Account Guarantee Program
The Bank participates in the FDIC’s Transaction Account Guarantee Program, which is one of the two primary components of the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”). Under the TLGP, effective October 14, 2008, through December 31, 2009, all non-interest bearing transaction accounts, Interest on Lawyer Trust Accounts (“IOLTA”), and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

10 — Columbia Bancorp

Temporary Liquidity Guarantee Program
On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program (TLGP). The final rule was adopted on November 21, 2008. The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system by guaranteeing newly issued senior unsecured debt of banks of 31 days or greater, thrifts, and certain holding companies, and by providing full coverage of all transaction accounts, regardless of dollar amount. Inclusion in the program was voluntary. Participating institutions are assessed fees based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is from 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. A 10-basis point surcharge is added to a participating institution’s current insurance assessment in order to fully cover all transaction accounts. The Bank has voluntarily enrolled in this program.
Emergency Economic Stabilization Act of 2008
In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted on October 3, 2008. EESA authorizes the U.S. Treasury Department to provide up to $700.00 billion in funding for the financial services industry. Pursuant to the EESA, the Treasury was initially authorized to use $350.00 billion for the Troubled Asset Relief Program (“TARP”). Of this amount, Treasury allocated $250.00 billion to the TARP Capital Purchase Program. On January 15, 2009, the second $350.00 billion of TARP monies was released to the Treasury. Capital provided under the TARP will be in the form of preferred stock and warrants. The Secretary’s authority under TARP expires on December 31, 2009 unless the Secretary certifies to Congress that extension is necessary provided that his authority may not be extended beyond October 3, 2010.
On February 25, 2009 the Treasury announced the terms and conditions for the Capital Assistance Program (“CAP”). The purpose of the CAP is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under CAP, federal banking supervisors will conduct forward-looking assessments to evaluate the capital needs of the major U.S. banking institutions under a more challenging economic environment. Should that assessment indicate that an additional capital buffer is warranted, banks will have an opportunity to turn first to private sources of capital. In light of the current challenging market environment, the Treasury is making government capital available immediately through the CAP to eligible banking institutions to provide this buffer. Eligible U.S. banking institutions with assets in excess of $100.00 billion on a consolidated basis are required to participate in the coordinated supervisory assessments, and may access the CAP immediately as a means to establish any necessary additional buffer. Eligible U.S. banking institutions with consolidated assets below $100.00 billion may also obtain capital from the CAP. Capital provided under the CAP will be in the form of a preferred security that is convertible into common equity.
Regulatory Order
On February 9, 2009, the Bank entered into an agreement with the FDIC and the DFCS, its principal banking regulators, which requires the Bank to take certain measures to improve its safety and soundness. In conjunction with this agreement, the Bank stipulated to issuance of a cease and desist order against the Bank, by the FDIC and DFCS, based on certain findings from an examination of the Bank concluded in September 2008 based on financial and lending data measured as of June 30, 2008. In entering into the stipulation and consenting to entry of the order, the Bank did not concede the findings or admit to any of the assertions therein, but it did agree to adopt and implement a corrective program to address certain deficiencies noted in the examination.
11 — Columbia Bancorp

Among the corrective actions required are for the Bank to maintain above-normal capital levels, including the Tier 1 leverage ratio, which is typically set at 5% for an institution to be considered “well capitalized”. This threshold has been set at 10% for the Bank to be considered “well capitalized”. In addition, the order has provided 90 days from date of issuance to achieve the aforementioned threshold, as well as a total risk-based capital requirement of 10%. In addition, the Bank must retain qualified management and must notify the FDIC in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. Under the regulatory order the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives for the supervision of all the Bank’s activities.
The regulatory order further requires the Bank to increase allowance for loan losses by $25.00 million, a step that was taken during the fiscal quarter ended September 30, 2008, and to adapt its existing policy for estimating the adequacy of its loan loss allowance to address the current state of the local and regional economy, particularly in the real estate sector. The Bank also must eliminate certain classified assets and must develop a plan to reduce delinquent loans, as well as reducing loans to borrowers in the troubled commercial real estate market sector within 30 days of the date of the order. The regulatory order also requires the Bank to develop a written three-year strategic plan and a plan to preserve liquidity, and is restricted from paying cash dividends without the consent of the FDIC and from extending additional credit to certain borrowers.
Federal and State Bank Regulation
General — Our subsidiary, CRB, is an Oregon state-chartered bank with deposits insured by the FDIC, and is subject to the supervision and regulation of the DFCS and the FDIC. We are also subject to the supervision and regulation of the Washington Department of Financial Institutions. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices. DFCS and the FDIC conduct alternating annual examinations of our banking practices.
Community Reinvestment Act (“CRA”) — CRA requires that, in connection with examinations of financial institutions within their jurisdiction, the Federal Reserve or the FDIC evaluate the records of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. In our examination conducted during 2008, the bank received a satisfactory CRA rating.
Insider Credit Transactions — Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit: (1) must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank and the imposition of a cease and desist order and other regulatory sanctions.
FDICIA — Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth, compensation, fees and benefits, as well as operational and managerial standards the agency measures; asset quality, earnings, interest rate sensitivity, liquidity, management and capital. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

12 — Columbia Bancorp

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
Under FSMA, we are classified as a bank holding company. We are subject to the supervision of the Board of Governors of the Federal Reserve System (“Federal Reserve”). We provide annual reports and other requested information to the Federal Reserve. We are also examined by the Federal Reserve on an annual basis.
Holding Company Bank Ownership — The Bank Holding Company Act of 1956 (the “BHCA”) requires all bank holding companies to obtain the prior approval of the Federal Reserve before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank or bank holding company.
Holding Company Control of Nonbanks — With some exceptions, the BHCA prohibits bank holding companies from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company. It also prohibits bank holding companies from engaging in activities other than banking, managing or controlling banks, or providing services for its subsidiary. Exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the Federal Reserve considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition, or gains in the efficient use of resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest, or unsound banking practices. The Economic Growth and Regulatory Reduction Act of 1996 amended the BHCA to eliminate the requirement that bank holding companies seek prior Federal Reserve approval before engaging in certain permissible non-banking activities if the holding company is well capitalized and meets certain other specific criteria.
Transactions with Affiliates — Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit our ability to obtain funds from our subsidiary for our cash needs, including funds for payment of dividends, interest and operational expenses.
Tying Arrangements — Under the Federal Reserve Act and certain regulations of the Federal Reserve, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, we generally may not require a customer to obtain other services from us, and we may not require that the customer promise not to obtain other services from a competitor as a condition to an extension of credit to the customer.
13 — Columbia Bancorp

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
Deposit Insurance
Our deposits are currently insured to at least $250,000 per depositor, through the Deposit Insurance Fund administered by the FDIC. In addition, due to our voluntary enrollment in the TLGP, we have unlimited deposit insurance for all non-interest and nominally interest bearing deposits. We are required to pay semi-annual deposit insurance premium assessments to the FDIC for this insurance coverage.
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
Dividends
The principal source of Columbia’s cash revenues is dividends received from our subsidiary, Columbia River Bank. Dividend payments are subject to government regulation that may prohibit banks and bank holding companies from paying dividends that constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below the minimum applicable regulatory capital requirements. Under the Oregon Bank Act, the Oregon Director of Banks may suspend the payment of dividends if it is determined that the payment would cause a bank’s remaining shareholders’ equity to be inadequate for the safe and sound operation of the bank. In conjunction with the regulatory agreement and resulting order with the FDIC and DFCS, the Bank is not permitted to pay dividends to Columbia without FDIC consent.
Capital Adequacy
Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of financial holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

14 — Columbia Bancorp

The FDIC and Federal Reserve use risk-based capital guidelines for banks and financial holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. As of December 31, 2008, Columbia Bancorp and Columbia River Bank maintain capital ratios in excess of the minimum requirements and we expect to remain above the minimums.
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
Bank and Holding Company assets are assigned risk-weights of 0%, 20%, 50%, 100% and in some cases 200%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in total risk-weighted assets.
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
The Federal Reserve also uses a leverage ratio, which is Tier I capital as a percentage of total average assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a financial holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 4% to be considered adequately capitalized.
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
15 — Columbia Bancorp

As a result of the most recent regulatory exam, completed September 2008, the Bank entered into an agreement with the FDIC and Oregon Division of Finance and Corporate Securities. Pursuant to which, the Bank is required to maintain above-normal capital levels; specifically, the regulators are requiring the Bank to maintain a Tier 1 leverage ratio of at least 10%. Key provisions of this agreement are itemized in section entitled “Supervision and Regulation.” As of December 31, 2008, the Bank was considered adequately-capitalized for regulatory purposes. Our total risk-based capital ratio was 8.75% and the ratio of Tier 1 risk-based capital and Leverage ratio were 6.29% and 7.49%, respectively.
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
Changes in Banking Laws and Regulations
Laws and regulations affecting banks and financial holding companies undergo frequent and significant changes at federal and state levels. Federal legislation is sometimes introduced that includes proposals to alter the structure, regulation, and competitive relationships of the nation’s financial institutions. Any changes in laws and regulations could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations and other financial institutions. Such changes could also reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of financial holding companies, alter the extent to which banks can engage in securities activities, alter the taxation of banks, bank holding companies and other financial services organizations and change the structure and jurisdiction of various financial institution regulatory agencies. We cannot anticipate or predict specific ongoing changes in laws and regulations or the extent to which they might affect our business.
Employees
As of March 16, 2009, we had 335 employees, or 315 full-time equivalent employees (“FTE”). As of December 31, 2008, we had 334 FTE compared to 386 FTE as of December 31, 2007. No employees are subject to a collective bargaining agreement. We consider our employee relationships to be good.
Directors and Executive Officers
Information about our executive officers and Board of Directors is set forth in “Directors, Executive Officers and Corporate Governance,” in Item 10, which is incorporated herein by reference.

16 — Columbia Bancorp

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
Risks Relating to our Company
The Bank was recently issued a cease and desist order from the FDIC and the State of Oregon which limits the Bank’s ability to pay dividends to Columbia and places other limitations and obligations on the bank.
On February 9, 2009, the Bank consented to the issuance by the FDIC and the State of Oregon of a cease and desist order (the “Order”) based on certain findings from an examination of the Bank concluded in September 2008 based upon financial and lending data measured as of June 30, 2008. The Order alleges charges of unsafe or unsound banking practices and violation of federal and state law and/or regulations. By consenting to the Order, the Bank neither admitted nor denied the alleged charges. The FDIC ordered that the bank cease and desist from the following unsafe and unsound banking practices: (i) operating with management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; (ii) operating with a board of directors which has failed to provide adequate supervision over and direction to the active management of the Bank; (iii) operating with inadequate capital in relation to the kind and quality of the Bank’s assets; (iv) operating with an inadequate loan valuation reserve and a large volume of poor loan quality loans; (v) operating in such a manner as to produce operating losses; (vi) operating with inadequate provision for liquidity; and (vii) operating in violation of certain laws and/or regulations.
The Order further requires the Bank to take certain corrective measure to ensure safe and sound banking practices, and compliance with federal and state laws and regulations in the future. Among other provisions, the Order requires the Bank to maintain above-normal capital levels; specifically, the Bank must maintain Tier 1 leverage ratio of at least 10% beginning 90 days from the issuance of the order. The Bank must also develop and adopt a plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank, including a total risk-based capital ratio of at least 10%. In addition to bolstering its capital, the Order requires that the Bank retain qualified management and must notify the FDIC and the State of Oregon in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. Under the corrective program the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives for the supervision of all the Bank’s activities.
17 — Columbia Bancorp

The regulatory order further requires the Bank to increase allowance for loan losses by $25.00 million, a step that was taken during the fiscal quarter ended September 30, 2008, and to revise its existing policy for estimating the adequacy of its loan loss allowance to address the current state of the local and regional economy, particularly in the real estate sector. The Bank also must eliminate certain classified assets and must develop a plan for the reduction, collection and/or disposition of delinquent loans, as well as reducing loans to borrowers in the troubled commercial real estate market sector. The Order also requires the Bank to develop a written three-year strategic plan and a plan to preserve liquidity.
The Bank is required to implement these measures under strict time frames and we can offer no assurance that the Bank will be able to implement such measures in the time frame provided, or at all. Failure to implement the measure in the time frame provided, or at all, could result in additional orders or penalties from the FDIC and the State of Oregon, which could include further restrictions on the Bank’s business, assessment of civil money penalties on the Bank, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of the Bank.
In addition, management will be required to devote a great deal of time to the implementation of these measures. The devotion of such management resources may result in unforeseen operating difficulties or expenditures.
We are operating under certain regulatory restrictions that may further impair our revenues, operating income and financial condition.
We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Oregon Division of Finance and Corporate Securities, the FDIC, and the Federal Reserve Board. Our compliance with these regulations is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits, access to capital and brokered deposits and locations of banking offices. If we are unable to meet these regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.
We must also meet regulatory capital requirements imposed by our regulators. An inability to meet these capital requirements would result in numerous mandatory supervisory actions and additional regulatory restrictions, and could have a negative impact on our financial condition, liquidity and results of operations. At December 31, 2008, we were “adequately capitalized” by regulatory definition. This designation affects our eligibility for a streamlined review process for acquisition proposals as well as our ability to accept brokered deposits without the prior approval of the FDIC. If we do not remain “adequately capitalized” we would be subject to further restrictions, including restrictions on our ability to make capital distributions and our ability to grow.
Failure to meet capital requirements imposed by certain regulatory restrictions will have a negative impact on our financial conditions, liquidity and results of operations.
We are subject to regulatory capital guidelines, which are used to evaluate our capital adequacy based primarily on the regulatory weighting for credit risk associated with certain balance sheet assets and certain off-balance sheet exposures such as unfunded loan commitments and letters of credit. To be “adequately capitalized” we must have a Tier 1 capital ratio of at least 4%, a combined Tier 1 and Tier 2 risk-based capital ratio of at least 8%, and a leverage ratio of at least 4%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. Generally, to be “well-capitalized” a bank must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. As of December 31, 2008, we were deemed “adequately capitalized” by regulatory definition. However, pursuant to the Order, we must maintain above-normal capital levels; specifically, the Bank must maintain Tier 1 leverage ratio of at least 10% beginning 90 days from the issuance of the order. The bank must also develop and adopt a plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank, including a total risk-based capital ration of at least 10%. If we are unable to meet these capital and other regulatory requirements, our financial condition, liquidity, and results of operations would be materially and adversely affected.

18 — Columbia Bancorp

Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution.
Our inability to meet the required capital ratios would result in numerous mandatory supervisory actions and additional regulatory restrictions, including restrictions on our ability to make capital distributions, our ability to grow, our ability to raise deposits (particularly in the wholesale market) and could negatively impact the manner in which we are regulated by state and federal banking regulators.
We may elect or be compelled to seek additional capital in the future to augment capital ratios or levels or improve liquidity, but capital may not be available when it is needed.
We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Pursuant to the Order we are required to maintain above-normal capital levels; specifically, the Bank must maintain Tier 1 leverage ratio of at least 10% beginning 90 days from the issuance of the order. In addition, we may elect to raise additional capital to offset elevated risks arising from adverse economic conditions, comply with the Order, support our business, finance acquisitions, if any, or we may otherwise elect to raise additional capital. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Current market conditions and investor uncertainty have made it very challenging for financial institutions in general to raise capital. There can be no assurance that we could successfully raise additional capital or that if such capital was available its price would not be significantly dilutive to shareholders.
Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, including a decrease in the level of our business activity as a result of the downturn in the Washington or Oregon markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. As of December 31, 2008 our primary sources for liquidity are from retail deposits and available borrowings at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Board (“FRB”).
Our liquidity may be impaired due to sharp declines in retail deposit balances or inability to access wholesale liability sources.
Liquidity measures our ability to meet loan demand and deposit withdrawals and to service liabilities as they come due. Our liquidity is primarily dependent on retail deposits gathered from our branch network and wholesale liability sources. During 2007 and the first three quarters of 2008, retail deposit growth slowed due to the general economic downturn and competition from other financial institutions. As a result, during 2008 we relied on wholesale liabilities for liquidity management. Wholesale liability sources include correspondent banks, the Federal Home Loan Bank, deposit brokers and other institutional depositors. This could force us to borrow heavily from the FHLB and FRB, or if more pronounced, may require us to seek protection from the Federal Deposit Insurance Corporation. If we are unable to meet minimum capital requirements, FRB or FHLB could restrict or limit our access to secured borrowings. Such actions could have the effect of reducing secured borrowing capacity. In addition, the State of Oregon Treasurer has the discretion to increase required level of collateral to pledge against public deposits held at the bank from 10% to 110%. Any such action would have the net effect of reducing total secured borrowing capacity. Correspondent banks have reduced the Bank’s access to unsecured short term borrowings due to market conditions and the Bank’s elevated liquidity and 2008 loss. Further reduction in our liquidity could have a material adverse effect on our financial condition and results of operations.
19 — Columbia Bancorp

Recent and continuing adverse developments in the financial industry and the domestic and international credit markets may further affect our operations and results and the value of our common stock.
The national and global economic downturn has recently resulted in unprecedented levels of financial market volatility which has depressed overall the market value of financial institutions, limited access to capital, and has had a material adverse effect on the financial condition or results of operations of banking companies in general and Columbia in particular. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to such developments, may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance and the value of our common stock. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate the Company’s exposure to credit risk. Treasury and FDIC programs have been initiated to address economic stabilization, however the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Details as to our participation or access to such programs and their subsequent impact on us also remain uncertain and there can be no assurance that such programs will be available to us.
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

20 — Columbia Bancorp

Our loan portfolio is heavily concentrated in real estate lending and much of that portfolio is collateralized only by real estate. As a result of this concentration and an overall decline in real estate markets generally, and particularly in our geographic markets, we may face greater than average exposure to loan losses.
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
During 2008, in the third and fourth quarters in particular, we have experienced significant increases in non-performing assets relating to our real estate lending, primarily in residential sub-division projects. We could see an increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. If these effects continue or become more pronounced, loan losses may increase more than we expect and our financial condition and results of operations may be adversely impacted.
Our earnings may be impacted negatively by changes in market interest rates.
Our profitability depends in large part on our net interest income, which is the difference between interest income from interest earning assets, such as loans and securities, and interest expense on interest bearing liabilities, such as deposits and borrowings. Changes in market interest rates affect the demand for new loans, the credit profile of existing loans, rates received on loans and securities, and rates paid on deposits and borrowings. Based on our current volume and mix of interest bearing liabilities and interest earning assets, net interest spread could generally be expected to increase during times when interest rates rise and, conversely, to decline during times of falling interest rates. Our net interest income will be adversely affected if the market interest rate changes such that the interest we earn on loans and investments decreases faster than the interest we pay on deposits and borrowings. We manage our interest rate risk exposure by monitoring the re-pricing frequency of our rate-sensitive assets and rate-sensitive liabilities over any given period.
Because of the differences in maturities and re-pricing characteristics of our interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest income and, in turn, our profitability. In addition, loan volumes are affected by market interest rates on loans. Interest rates also affect how much money we can lend. When interest rates rise, the cost of borrowing increases, accordingly, changes in market interest rates could materially and adversely affect our net interest income, asset quality, and loan origination volume.
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
21 — Columbia Bancorp

We may be adversely affected by the FDIC’s recently announced temporary liquidity guarantee program.
Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15%, the statutory minimum. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized). The plan also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. An increase in premium assessments would increase our expenses.
The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the Federal Deposit Insurance Corporation (FDIC) to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in non-interest bearing and interest bearing earning less than 0.50% interest transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations. In the event that the Bank’s funding costs are increased or the availability of funds from the Federal Reserve is reduced it could have a negative material effect on our earnings and results of operations.
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

22 — Columbia Bancorp

We are a holding company and depend on our subsidiary for dividends, distributions and other payments.
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
As a bank holding company, our ability to declare and pay dividends is dependent on certain federal regulatory considerations. We are an entity separate and distinct from our subsidiary, Columbia River Bank, and derive substantially all of our revenue in the form of dividends from the Bank. Accordingly, we are dependent upon dividends from the Bank to satisfy its cash needs and to pay dividends on its common stock. The Bank’s ability to pay dividends is subject to its ability to earn net income and to meet certain regulatory requirements. In the event the Bank is unable to pay dividends to us, we may not be able to service our debt, pay our obligations or pay dividends on our common stock. In addition, our right to participate in a distribution of assets upon the Bank’s liquidation or reorganization is subject to the prior claims of the Bank’s creditors.
Our board of directors regularly reviews our dividend policy in light of current economic conditions for financial institutions as well as our capital needs. On a quarterly basis, the board of directors determines whether a dividend will be paid and in what amount. No assurance can be given concerning dividend payments in future periods. We have no plans to pay cash dividends for the foreseeable future.
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
23 — Columbia Bancorp

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
FDIC closure of local banks and related publicity could create a liquidity risk.
Due to the economic conditions facing the nation and the banking industry, the number of bank failures has dramatically increased in late 2008 and will likely continue to increase into 2009. The publicity surrounding these failures could result in a run on the deposits of other banks located in the same communities or market areas which would adversely affect the liquidity profile of such banks.

24 — Columbia Bancorp

The failure of the Federal Home Loan Bank (“FHLB”) of Seattle or the national Federal Home Loan Bank System may have a material negative impact on our earnings and liquidity.
Recently, the FHLB of Seattle announced that it did not meet minimum regulatory capital requirements for the quarter ended September 30, 2008, and that it did not expect to comply with those requirements at December 31, 2008 due to the deterioration in the market value of their mortgage-backed securities portfolio. As a result, the FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of Seattle could require its members, including the Bank, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines.
As of December 31, 2008, we held $3.05 million of common stock in the FHLB of Seattle. Should the FHLB of Seattle fail, we anticipate that our investment in the FHLB’s common stock would be “other-than-temporarily” impaired and may have no value.
As of December 31, 2008, we held $22.23 million of cash on deposit with the FHLB of Seattle. At that date, all other cash and cash equivalents were held on deposit at the Federal Reserve Bank of San Francisco, or on hand in branch office vaults.
As of December 31, 2008, we maintained a line of credit with the FHLB of Seattle totaling $54.18 million, which is available to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. As of December 31, 2008, we were in compliance with collateral requirements and $17.57 million of the line of credit was available for additional borrowings. We are highly dependent on the FHLB of Seattle to provide a primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair our ability to meet short and long term liquidity demands.
ITEM 1B UNRESOLVED STAFF COMMENTS
We have no unresolved staff comments from the Securities and Exchange Commission.
25 — Columbia Bancorp

ITEM 2 PROPERTIES
We had a network of 21 full-service branches as of December 31, 2008. We own 15 of our 21 branch properties free of encumbrances. All of our branches, except our Vancouver, Yakima and Sunnyside branches, have drive-up facilities.
A summary of our branch facilities follows:

			Year
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status

Oregon Branches

The Dalles (Main) Wasco County	316 East Third Street	11,441	1977	Owned

The Dalles (Cherry Heights) Wasco County	500 Cherry Heights Rd	1,800	2006	Owned

Hood River Branch Hood River County	2650 Cascade Avenue	6,875	1993	Owned

Madras Branch Jefferson County	624 SW Fourth Street	7,660	1995	Owned

Redmond Branch Deschutes County	434 North Fifth Street	5,900	1995	Owned

South Redmond Branch Deschutes County	1502 SW Odem Medo Rd	5,078	2004	Leased

Bend Branch Deschutes County	1701 NE Third Street	8,306	1996	Owned

Shevlin Center Branch(1) Deschutes County	925 SW Emkay Drive	15,000	1999	Owned

Wall Street Branch Deschutes County	1133 Wall Street	12,421	2004	Leased

Hermiston Branch Umatilla County	1033 South Highway 395	4,700	1998	Owned

Pendleton Branch Umatilla County	2101 SW Court Place	4,700	1999	Owned

McMinnville Branch(1) Yamhill County	723 N Baker	9,893	1998	Owned

Canby Branch Clackamas County	223 NE 2nd Street	3,615	2001	Leased

Newberg Branch Yamhill County	901 N Brutscher St, Ste A	3,900	1999	Leased

26 — Columbia Bancorp

			Year
		Square	Opened or	Occupancy
City and County	Address	Feet	Acquired	Status

Washington Branches

White Salmon Branch Klickitat County	390 NE Tohomish Street	5,500	1996	Owned

Goldendale Branch Klickitat County	202 West Main Street	6,105	1996	Owned

Meadow Springs Branch Benton County	139 Gage	10,000	2006	Leased

Pasco Branch Franklin County	4725 Road 68	3,700	2006	Owned

Yakima Branch Yakima County	10 N. Fifth Avenue	10,000	2008	Owned

Sunnyside Branch Yakima County	2690 E. Lincoln Ave	4,825	2008	Owned

Vancouver Branch (2) Clark County	17800 SE Mill Plain Blvd., Ste 100	408	2007	Leased

Other Facilities

The Dalles Administration Wasco County, OR	401 E Third St, Suite 200	22,199	2002	Leased

Columbia Operation Support Center (“COSC”) Clark County, WA	805 Broadway, Suite 600	20,193	2008	Leased

Vancouver Administration (2) Clark County, WA	17800 SE Mill Plain Blvd., Suite 100	6,237	2007	Leased

(1)	Branch operations are located on the first floor. The second floor is leased to other parties.

(2)	Vancouver, WA facility houses both temporary branch and administrative operations.
ITEM 3 LEGAL PROCEEDINGS
As of December 31, 2008, the Company was subject to joint regulatory enforcement proceedings by the Federal Deposit Insurance Corporation and the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities, involving allegations that the Company’s wholly owned subsidiary, Columbia River Bank, had operated in violation of certain banking laws and regulations and had been operated in an unsafe and unsound manner. The findings were made known to the Company and the Bank on September 18, 2008 at the conclusion of a routine regulatory examination using financial and lending data measured as of June 30, 2008. On February 9, 2009, the Bank entered into a stipulation and consent agreement pursuant to which it consented to the entry of an Order to cease and desist from certain allegedly unsafe and unsound banking practices. The stipulation and consent agreement did not contain an admission of guilt or other wrongdoing on the part of Columbia River Bank, Columbia Bancorp, or their respective officers, directors or affiliates.
During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.
27 — Columbia Bancorp

From time to time we are also parties to various inter-creditor disputes, in which one or more creditors of a particular borrower assert claims to a limited repayment stream or collateral support. In certain of these instances, we may be subject to senior liens, such as construction or material-mens’ liens, even if we have perfected a first-priority security interest in the borrower’s assets. Any such outcomes could impair our recourse to repayment, could require us to compromise claims that we would otherwise pursue aggressively, or otherwise adversely affect our assets and revenues as related to the affected loan or loans.
Management is currently aware of one material legal proceeding concerning the relative priority of the Bank’s first deed of trust and a construction lien filed on the property. Our customer disputes the validity of the mechanics lien and the claimant’s compliance with the formalities necessary to give the lien, if valid, a priority superior to ours. Such requirements are generally strictly enforced and we are pursuing this line of defense with vigor. If the claimant were to prevail, the reversal of priority could require the bank or client to advance approximately four million dollars to clear the lien. Notwithstanding this event, a very recent appraisal on the property shows that the appraised value of the property exceeds the sum of the two liens by a considerable margin.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of securities holders of Columbia during the quarter ended December 31, 2008.
PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Columbia Bancorp’s common stock trades on the Nasdaq Global Select Market under the symbol “CBBO.” Trading of our stock on Nasdaq commenced on November 6, 1998. High and low trading prices per share of our common stock for 2008 and 2007 are presented in the table below. All prices have been adjusted for subsequent stock splits and dividends. Prices do not include retail markups, markdowns, or commissions and may not represent actual transactions.
We declared and paid quarterly cash dividends per share of common stock as presented below. Our principal source of cash for stockholder dividends is dividends paid by our wholly-owned operating subsidiary, Columbia River Bank. Federal and state banking laws and regulations impose strict limitations upon a bank’s ability to pay dividends, including requirements to comply with minimum capital requirements and other bank safety and soundness criteria. In conjunction with the agreement and resulting order with the FDIC and DFCS, the Bank is not permitted to pay dividends to Columbia without consent from the FDIC.
As of March 16, 2009, we had 10,065,099 shares issued and outstanding of no par value common stock, which were held by 759 shareholders of record.

	2008			2007
	Stock Trading Range		Cash Dividend	Stock Trading Range		Cash Dividend
Table 1	High	Low	Declared	High	Low	Declared

First Quarter	$16.92	$11.35	$0.10	$25.29	$22.86	$0.10
Second Quarter	16.90	7.02	0.01	24.21	19.28	0.10
Third Quarter	7.10	3.17	—	21.99	17.62	0.10
Fourth Quarter	6.17	1.67	—	19.72	16.31	0.10

28 — Columbia Bancorp

Securities authorized for issuance under equity compensation plans
The following table presents information about securities authorized for issuance under equity compensation plans as of December 31, 2008:

Number of securities
		Weighted-average	remaining available for
	Number of securities to be	exercise price of	future issuance under equity
	issued upon exercise of	outstanding	compensation plans (excluding
	outstanding options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Table 2	(a)	(b)	(c)

Equity compensation plans approved by security holders	417,893	$11.94	228,643
Performance Graph
The following graph compares the yearly percentage change in the cumulative shareholder return on Columbia’s common stock during the five years ended December 31, 2008, with: (1) the All Nasdaq U.S. Stocks Index as reported by the Center for Research in Security Prices; and (2) the Nasdaq Bank Index as reported by the Center for Research in Security Prices. This comparison assumes that: (1) on December 31, 2002 $100.00 was invested in Columbia’s common stock; (2) that all cash dividends were reinvested prior to any tax effect; and (3) that all shares issued pursuant to stock dividends and splits were retained.
Sales of Unregistered Securities
We had no sales of unregistered securities during the fourth quarter of 2008.
29 — Columbia Bancorp

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

Table 3	As of and for the Years Ended December 31,
(dollars in thousands except per share data)	2008	2007	2006	2005	2004

Income Statement Data
Interest income	$64,961	$79,524	$70,674	$53,589	$42,708
Interest expense	23,347	26,508	18,002	11,302	7,328

Net interest income	40,614	53,016	52,672	42,287	35,380
Loan loss provision	43,110	4,740	2,900	3,115	2,760
Net income (loss)	(26,358)	14,482	15,775	13,670	10,735
Balance Sheet Data
Investment securities	$32,076	$34,182	$37,704	$36,780	$45,398
Total loans, net	838,950	866,830	801,871	677,686	574,125
Total assets	1,122,294	1,042,708	1,033,188	841,239	715,373
Total deposits	1,004,196	922,893	859,065	707,822	606,944
Federal Home Loan Bank advances	36,613	6,278	70,014	45,691	34,889
Shareholders’ equity	75,049	102,238	91,018	77,492	65,877
Per Share Data
Earnings per common share
Basic earnings (loss) per common share (1)	$(2.63)	$1.45	$1.60	$1.39	$1.11
Diluted earnings (loss) per common share (1)	(2.63)	1.42	1.55	1.36	1.08
Cash dividends declared per common share (1)	0.11	0.40	0.39	0.33	0.32
Book value per common share (1)	7.45	10.18	9.12	7.86	6.78
Capital Ratios
Tier I leverage ratio (2)	6.41%	9.75%	8.54%	9.77%	8.74%
Tier I capital ratio (3)	7.64	10.51	10.11	9.70	9.80
Total risk-based capital ratio (4)	8.90	11.76	11.36	10.95	11.05
Financial Ratios
Return on average assets	-2.42%	1.43%	1.79%	1.77%	1.64%
Return on average equity	-27.35	14.96	18.72	19.01	17.50

(1)	Prior periods have been adjusted to reflect 10% stock dividend effective December 29, 2005.

(2)	Tier I capital divided by average total assets.

(3)	Tier I capital divided by risk-weighted assets.

(4)	Total regulatory capital divided by risk-weighted assets.

30 — Columbia Bancorp

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This section contains forward-looking statements and should be read after considering “Disclosure Regarding Forward-Looking Statements” at the beginning of this document, as well as the “Risk Factors” in Item 1A of this document. The following discussion should also be read in conjunction with our audited consolidated financial statements and accompanying notes as of December 31, 2008 and 2007 and for each of the three years ended December 31, 2008, 2007 and 2006, included elsewhere in this report.
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
The allowance for loan losses represents management’s best estimate of probable losses inherent in our loan portfolio and deposit account overdrafts. On an ongoing basis, we evaluate the adequacy of the allowance based on numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio’s risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing loan trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 76%, or $643.48 million, of our loan portfolio is secured by real estate collateral. Within the total balance of loans secured by real estate, $77.03 million is secured by commercial property (office buildings, warehouse, commercial lot pads, etc.) and $176.65 million is secured by residential property (residential subdivisions, 1-4 family dwellings, homes under construction by developers, etc.). We are actively monitoring residential and commercial real estate values in all of our market regions. The residential markets have declined significantly in several key markets such as Central Oregon and select markets in the Portland metro area. Some of our more rural eastern Oregon and Washington markets have remained stable or experienced only minor declines. Although commercial real estate markets are softening, only Central Oregon has demonstrated significant distress at this time. In addition, due to the downturn in the national and regional real estate sales, a number of our residential real estate construction and acquisition and development customers have been unable to sell existing inventories in the normal course of business and the repayment of these loans is now solely dependent on the liquidation of the collateral. Loans of this nature were written down to their estimated fair market value less estimated costs to sell, resulting in significant charge-offs during the year ended December 31, 2008, especially during the third quarter. Based on this experience, we believe there is an increased risk in our remaining real estate loan portfolio, and as such we recognized additional loan loss provisions during both the third and fourth quarters of 2008.
31 — Columbia Bancorp

We follow Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, which requires us to evaluate goodwill for impairment not less than annually and to write down the goodwill if the business unit associated with the goodwill cannot sustain the value attributed to it. Our assessment of the fair value of goodwill is based on our current market capitalization, discounted cash flows from forecasted earnings and an evaluation of current industry purchase transactions. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. Given the current economic environment, our goodwill impairment testing was evaluated under the “stage two” analysis defined in SFAS No. 142. The stage two analysis of goodwill required us to evaluate the fair market value of our company from the perspective of a potential purchaser. In that light, we utilized public information for sales transactions, of organizations similar to ours, occurring within the last five years, as well as discrete information from loan sales occurring in a similar economic environment of the 1980’s. Based on this analysis, with a valuation date of December 31, 2008, we identified an impairment of goodwill and recognized an impairment charge of $7.39 million, resulting in the elimination of all previously recorded goodwill.
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
We have a network of 21 full-service branches throughout Oregon and Washington. In Oregon, we operate 14 branches that serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the Willamette Valley communities of McMinnville, Canby and Newberg. In Washington, we operate 7 branches that serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside, Richland and Vancouver.
The following table presents an overview of our key financial performance indicators as of and for the years ended December 31:

Table 4
(dollars in thousands except per share data)	2008	2007	2006

Total assets	$1,122,294	$1,042,708	$1,033,188
Total loans, gross (1)	864,004	879,064	813,443
Total deposits	1,004,196	922,893	859,065
Net income (loss)	(26,358)	14,482	15,775
Earnings (loss) per diluted common share	(2.63)	1.42	1.55
Return on average assets	-2.42%	1.43%	1.79%
Return on average equity	-27.35%	14.96%	18.72%
Average equity to average assets ratio	8.86%	9.55%	9.56%
Net interest margin, tax equivalent basis	4.01%	5.61%	6.44%
Efficiency ratio	77.99%	56.49%	55.00%
Cash dividend payout ratio	NM	27.71%	24.56%

(1)	Loans include portfolio and loans held-for-sale and exclude allowance for loan losses and unearned loan fees.

NM	Not meaningful

32 — Columbia Bancorp

Financial Highlights
2008 compared to 2007
•	Gross loans, including loans held for sale, decreased by $15.06 million from December 31, 2007. As part of a fourth quarter 2008 strategy to rebalance our loan and deposit portfolios, we reduced gross loans by $58.43 million to $864.00 million as of December 31, 2008, compared to $922.43 million as of September 30, 2008.

•	As of December 31, 2008, non-performing assets (“NPAs”) totaled $102.03 million, or 9% of total assets. Of this amount, $9.62 million, or 9%, was comprised of properties held in other real estate owned. $92.35 million, or 91%, of the NPAs were loans on non-accrual status. $63.12 million, or 68%, of the non-accrual loans are secured by residential real estate construction properties.

•	Deposits increased approximately 9% from December 31, 2007, or $81.30 million. This increase is partially attributable to increases in retail deposits, representing 50% of the increase during the year. The remaining portion of the increase is a result of the growth in wholesale deposits.

•	Our net interest margin decreased from 5.61% as of December 31, 2007 to 4.01% as of December 31, 2008. This decrease is primarily attributable to the decrease in our interest earning assets as a result of transfers of loans to non-accrual status, as accrued interest is reversed for loans when they are placed on non-accrual status. Another contributing factor is the Fed Funds rate cuts since December 2007 and the resulting decrease in our loan yields. During the year, $7.20 million of interest income was foregone as a result of the reclassification of loans to non-accrual status. This resulted in a 71 basis point reduction in our net interest margin.

•	Our provision for loan losses increased $38.37 million compared to 2007. This increase is primarily attributable to the general deterioration of credit quality indicators in our residential construction portfolio.
2007 compared to 2006
•	Demand for real estate construction and development loans during the first half of 2007 contributed to gross loan growth of 8%.

•	Deposits grew 7% primarily due to promotionally priced certificate of deposit offerings and higher wholesale deposit borrowings.

•	Net interest income increased 1% primarily due to the net effect of volume increases in loans and time deposits. Net interest margin decreased from 6.44% to 5.61% as a result of Fed Funds rate cuts, promotionally priced deposit products and an increase in wholesale borrowings.

•	Provision for loan losses increased 63% to provide for the effect of an agricultural loan charge-off during the first half of 2007 and for the real estate downturn that began during the second half of 2007.

•	Occupancy expense increased 21% due to the opening of a joint branch and administration facility in Vancouver, Washington and due to a full year of expenses associated with branches opened during 2006.

•	Other non-interest expense increased 13% due to legal and other costs associated with a charged-off agricultural loan, as well as higher software licensing expense and consulting fees.
33 — Columbia Bancorp

Net income for the year ended December 31, 2006 includes the effects of the following items:
•	New branches in Richland, Pasco, Yakima and Sunnyside, Washington contributed $45.95 million in loan growth and $43.17 million in deposit growth, as well as increases in net interest income and non-interest expenses.

•	Loan growth of 18% from our new and existing branches, combined with Federal Reserve interest rate increases, increased loan interest income 33%.

•	Net interest margin increased from 5.95% to 6.44% due to the effect of rising interest rates. The positive effect of rising interest rates on our variable rate loan portfolio outpaced the negative effect from our borrowings and deposit accounts.

•	Salaries and benefits increased 24% primarily due to employees hired to staff new branch and administrative positions, annual merit increases and market salary adjustments.
Operational Highlights
During 2008, we finalized a lease for office space in downtown Vancouver, Washington. This space houses our core operations team: retail operations, loan operations and information technology. These teams are focused on streamlining operational processes and improving and enhancing the product and delivery to our customers.
We made a strategic decision to close CRB Mortgage Team, which originated mortgage loans to be sold on the secondary market, thus reducing the operational costs and risk exposure associated with that business.
We closed our Lake Oswego, Oregon location which was a branch dedicated primarily to residential lending. We also closed our two temporary office locations in Yakima and Sunnyside, Washington due to the completed construction of permanent branch locations.
In March 2008, we hired a new Chief Credit Officer and over the course of the year we have enhanced our problem credit management department through the re-allocation of staff recourses and the hiring of additional problem credit managers or support staff. These individuals have been working chiefly on identification and resolution of problem credits. We anticipate adding additional resources, as deemed necessary, in the coming quarters of 2009.
In October 2008, with the departure of Roger Christensen, Terry Cochran was appointed as President and Chief Executive Officer of Columbia Bancorp and Columbia River Bank. Mr. Cochran is a former President, CEO and director of Columbia Bancorp and Columbia River Bank—serving the bank from 1981 until 2001. A 42-year banking professional, Cochran is a graduate of Washington State University and Pacific Coast Banking School. He is also a former president of the Oregon Bankers Association (OBA), and was inducted into the OBA Hall of Fame in 2001. Cochran’s office will be based in The Dalles, Oregon. Cochran also replaced Craig Ortega as President of Columbia River Bank. Ortega remains an executive officer at Columbia River Bank and continues as an integral member of the organization.
In November 2008, upon the departure of Greg Spear, Staci Coburn was appointed as Chief Financial Officer of Columbia Bancorp and Columbia River Bank. Ms. Coburn joined Columbia River Bank as Financial Assistant in April of 1998 and remained in that position through April 2000. She was promoted to the role of Assistant Vice President and Accounting Manager and served in that capacity from April 2000 to November 2001. Ms. Coburn was Vice President and later Senior Vice President and Controller from November 2001 through September 2007, and was named Corporate Vice President and Chief Accounting Officer of CRB and Principal Accounting Officer of Columbia Bancorp in September of 2007. She holds a B.B.A. degree in accounting from Boise State University and is a licensed Certified Public Accountant in the State of Oregon. Ms. Coburn has 13 years of combined banking and accounting-related experience.

34 — Columbia Bancorp

In October 2008, our credit card portfolio was sold; strategically this provided us with an opportunity to improve our liquidity position and, through a joint marketing agreement with the acquiring institution, a means to enhance benefits and services to our existing and potential credit card customers.
Throughout 2008, the nation and the banking industry have faced considerable economic challenges stemming from the slowdown in residential lending. As a result, we are in the process of reducing our concentration of residential land and acquisition projects.
On February 9, 2009, the Bank entered into an agreement with the FDIC and the Oregon Division of Finance and Corporate Securities which requires the Bank to take certain measures to improve its safety and soundness. In conjunction with this agreement, the Bank stipulated to issuance of a cease and desist order against the Bank. In entering into the stipulation and consenting to entry of the order, the Bank did not concede the findings or admit to any of the assertions therein.
Among the corrective actions required are for the Bank to maintain above-normal capital levels. The Bank must also develop and adopt a plan to maintain the minimum risk-based capital requirements for a “well capitalized” bank, including a total risk-based capital ratio of at least 10%. In addition, the Bank must retain qualified management and must notify the FDIC in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. Under the regulatory order the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives for the supervision of all the Bank’s activities.
The regulatory order further requires the Bank to increase allowance for loan losses by $25.00 million, a step that was taken during the fiscal quarter ended September 30, 2008, and to adapt its existing policy for estimating the adequacy of its loan loss allowance to address the current state of the local and regional economy, particularly in the real estate sector. The Bank also must eliminate certain classified assets and must develop a plan to reduce delinquent loans, as well as reducing loans to borrowers in the troubled commercial real estate market sector. The regulatory order also requires the Bank to develop a written three-year strategic plan and a plan to preserve liquidity.
The bank feels it can meet the requirements of that agreement, resulting in a stronger and more efficient operating profile in the years to come. Many of the elements contained within the agreement were already implemented during the third quarter of 2008.
The Bank has developed specific plans focused on increasing liquidity and improving capital levels. The Bank’s first priority is to maintain liquidity sufficient to continue to meet our obligations as they come due. During 2008 and through the date of this report, the Bank has increased retail deposits, reduced dependence on wholesale (brokered) deposits, reduced loan balances, voluntarily participated in the FDIC Temporary Liquidity Guarantee Program, and increased borrowing capacity through additional pledging of loans to Federal Home Loan Bank and Federal Reserve Bank. Going forward, the Bank plans to improve its capital levels primarily through a strategy of reducing its overall asset size, resolving problem loans to minimize further losses and by lowering staff levels commensurate with the anticipated decrease in the size of the Bank.
Results of Operations
Net Interest Income
Net interest income, our primary source of operating income, is the difference between interest income and interest expense. Interest income is earned primarily from our loan and investment security portfolios, and is derived from both the interest rates we charged and the volume of our interest earning assets. Interest expense results primarily from customer deposits and borrowings from other sources, including Federal Home Loan Bank advances, wholesale deposits and trust preferred securities. Like most financial institutions, our net interest income increases as we are able to charge higher interest rates on loans while paying relatively lower interest rates on deposits and other borrowings.
35 — Columbia Bancorp

Average Balances and Average Rates Earned and Paid — The following table presents average balances of assets and liabilities, the related interest income or expense and the resulting average yield or rate:

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
		Interest	Average		Interest	Average		Interest	Average
Table 5	Average	Income or	Yields or	Average	Income or	Yields or	Average	Income or	Yields or
(dollars in thousands)	Balance	Expense	Rates	Balance	Expense	Rates	Balance	Expense	Rates
Interest earning assets:
Loans (1) (4)	$914,846	$62,553	6.84%	$859,483	$75,104	8.74%	$744,067	$67,027	9.01%
Investment securities
Taxable securities	19,571	821	4.19	22,839	1,103	4.83	23,463	993	4.23
Nontaxable securities (2)	8,537	595	6.96	10,530	742	7.05	11,849	844	7.12

Total investment securities	28,108	1,416	5.03	33,369	1,845	5.53	35,312	1,837	5.20
Interest earning balances due from banks	23,432	460	1.96	17,390	849	4.88	14,563	689	4.73
Federal funds sold	51,302	737	1.44	39,772	1,985	4.99	28,394	1,416	4.99

Total interest earning assets	1,017,688	65,166	6.40	950,014	79,783	8.40	822,336	70,969	8.63
Nonearning assets	70,599			63,424			58,745

Total assets	$1,088,287			$1,013,438			$881,081

Interest bearing liabilities:
Interest bearing demand and savings accounts	$345,074	$6,595	1.91%	$335,262	$8,842	2.64%	$320,481	$6,931	2.16%
Time deposits and IRAs	391,763	16,628	4.24	338,524	16,616	4.91	219,084	9,407	4.29
Borrowed funds	39,579	1,124	2.84	19,717	1,050	5.33	33,746	1,664	4.93

Total interest bearing liabilities	776,416	24,347	3.14	693,503	26,508	3.82	573,311	18,002	3.14
Non-interest bearing deposits	208,398			220,325			219,526

Total deposits and borrowed funds	984,814			913,828			792,837
Other liabilities	7,092			2,820			3,986

Total liabilities	991,906			916,648			796,823
Shareholders’ equity	96,381			96,790			84,258

Total liabilities and shareholders’ equity	$1,088,287			$1,013,438			$881,081

Net interest income (tax equivalent)		$40,819			$53,275			$52,967

Net interest income (as reported)		$40,615			$53,015			$52,671

Average yield on average earning assets			6.40%			8.40%			8.63%

Interest expense to average earning assets			2.39%			2.79%			2.19%

Net interest margin (3)			4.01%			5.61%			6.44%

Net interest spread			3.27%			4.58%			5.49%

(1)	Non-accrual loans and loans held for sale are included in the average balance.

(2)	Tax-exempt income has been adjusted to a tax-equivalent basis at a rate of 35%.

(3)	Net interest margin is computed by dividing net interest income (taxable equivalent basis) by total average interest earning assets.

(4)	Loan fee income is included in interest income in calcualtion of average yield, year ended December 31; 2008, $1,197; 2007, $1,573; 2006, $3,883.
Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages the pricing and duration of its assets and liabilities. From 2007 to 2008, our tax equivalent net interest margin decreased from 5.61% to 4.01% primarily due to the following factors: First, loan yields decreased following three Fed Funds rate cuts since December 2007. Second, during the year we offered competitively priced certificate of deposit and interest bearing deposit products to attract and retain core deposit customers. Third, in 2008 compared to 2007, we had higher average balances in wholesale deposits to support loan growth and minimize across-the-board rate increases in our retail deposit portfolio (see discussion of wholesale deposits under “Deposit” section below). Fourth, we reversed $3.01 million of interest income on loans as a result of re-classifying them to non-accrual status and $7.20 million of interest income was foregone as a result of loans on non-accrual status. From 2006 to 2007, our tax equivalent net interest margin decreased from 6.44% to 5.61% due to the same factors listed as one through three for 2007 to 2008.

36 — Columbia Bancorp

We expect our net interest margin will continue to trend lower due to the level of our loans on non-accrual status at the end of the year, and our expectation for little to no increases in the Fed Funds rate in 2009. Our balance sheet is asset sensitive, meaning that assets re-price, or adjust to market interest rates, more rapidly than liabilities. As a result, decreases in the Fed Funds rate negatively impact interest income as variable rate loans tied to the Prime Rate re-price (the Prime Rate has historically followed changes in the Fed Funds rate). Lower interest rates on our loans combined with the competitive deposit environment and lagging re-pricing of liabilities will contribute to decreases in net interest margin.
Changes in net interest income result from changes in volume and net interest spread. Volume refers to the dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
Analysis of Changes in Interest Differential — The following table presents increases in as reported net interest income attributable to volume changes versus rate changes:

	2008 over 2007			2007 over 2006			2006 over 2005
	Increase (Decrease) due to			Increase (Decrease) due to			Increase (Decrease) due to
Table 6			Net			Net			Net
(dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change

Interest earning assets:
Loans	$4,854	$(17,404)	$(12,550)	$10,412	$(2,335)	$8,077	$9,772	$6,683	$16,455
Investment securities
Taxable securities	(158)	(124)	(282)	(27)	137	110	(14)	261	247
Nontaxable securities	43	(140)	(97)	(60)	(6)	(66)	(59)	10	(49)
Balances due from banks	294	(679)	(385)	134	26	160	(88)	281	193
Federal funds sold	575	(1,823)	(1,248)	569	—	569	(288)	527	239

Total	5,608	(20,170)	(14,562)	11,028	(2,178)	8,850	9,323	7,762	17,085

Interest bearing liabilities:
Interest bearing demand and savings accounts	271	(2,518)	(2,247)	311	1,600	1,911	468	2,412	2,880
Time deposits	2,620	(2,608)	12	5,116	2,093	7,209	1,512	2,002	3,514
Borrowed funds	1,061	(987)	74	(692)	78	(614)	5	301	306

Total	3,952	(6,113)	(2,161)	4,735	3,771	8,506	1,985	4,715	6,700

Net increase (decrease) in net interest income	$1,656	$(14,057)	$(12,401)	$6,293	$(5,949)	$344	$7,338	$3,047	$10,385

During 2008, net interest income decreased primarily as a result of rate decreases in interest earning loans as a large portion of our loan portfolio is priced off of the Prime rate and an increase in non-performing loans. Due to the competitive deposit environment, decreases in interest rates paid on deposits have lagged decreases in interest rates on interest earning assets. In addition, the rate decrease noted in 2008 is impacted by the increase in non-performing loans, which resulted in $7.20 million in foregone interest revenue in the current year.
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
37 — Columbia Bancorp

Charges to provision for loan losses totaled $43.11 million, $4.74 million and $2.90 million for the years ended December 31, 2008, 2007 and 2006, respectively. The loan loss provision for the year ended December 31, 2008, includes a $25.00 million third quarter adjustment taken as a result of the examination that formed the basis of our regulatory order. From 2007 to 2008, the provision increased primarily as a result of the noted deterioration in our real estate portfolio. From 2006 to 2007, the provision increased to provide for the effect of an agricultural loan charge-off during the first half of 2007 and for the real estate downturn that began during the second half of 2007.
Non-interest Income
Non-interest income is comprised of service charges and fees, credit card discounts, financial services revenue, mortgage banking revenue and gains from the sale of loans, securities and other assets. Mortgage banking revenue includes service release premiums, revenues from the origination and sale of mortgage loans and net revenues from mortgage servicing activities were suspended in 2005 and other mortgage origination activities were discontinued in September 2008. Financial services revenue is derived from the sale of investments and financial planning services to our customers.
From 2007 to 2008, non-interest income increased $1.45 million, or 13%, primarily due to the gain on sale of our credit card portfolio, totaling $1.23 million.
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
Non-interest income in 2006 was affected by the decrease in service charges and fees resulting from new regulations for overdraft protection charges, mortgage banking revenue was effected by increases in volume of loan origination, and a net gain on sale of loans was realized totaling $133,640 resulting from the sale of $6.62 million of commercial real estate loans.
Non-interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy costs, item and statement processing, advertising, data processing and other non-interest expenses.
Non-interest expense increased 36% from 2007 to 2008 primarily due to the following factors:
•	Goodwill totaling $7.39 million was eliminated as an impairment charge at December 31, 2008, representing 69% of the increase in non-interest expense.

•	Other real estate owned impairment charges, net of gains from sold properties, totaling $2.30 million. Impairment charges are attributable to two real estate development projects held as other real estate owned, and are the result of a re-value of the asset to the lower of cost basis or net realizable value of the property. The net realizable value was considered impaired based on new or updated appraisals.

•	The reduction in staffing following our closure of the CRB Mortgage Team and a reduction in the incentive compensation expense, salary and employee benefits only increased nominally, 2%.

•	Occupancy expense increased 16% due to our newer locations in Vancouver, Washington, which were not open and operational for all of 2008.

•	Other non-interest expense increased 26%, or $2.26 million, which is attributable to increases noted in: other real estate owned and collection expense, which has increased approximately, $456,000 from 2007; and professional services expense, which has increased approximately $573,000.

38 — Columbia Bancorp

Non-interest expense increased 5% from 2006 to 2007 primarily due to the following factors:
•	Occupancy expense increased 21% due to the opening of a joint branch and administration facility in Vancouver, Washington and due to a full year of expenses associated branches opened during 2006.

•	Other non-interest expense increased 13% primarily due to legal fees and other costs associated with a charged-off agricultural loan, as well as higher software licensing expense and consulting fees.
Non-interest expense at 2006 included the following components:
•	Higher salary and benefits expenses than 2005: We hired employees to staff new branches and new administrative positions. As of December 31, 2006, full-time equivalent employees (“FTE”) totaled 362 compared to 312 as of December 31, 2005, a 16% increase. In addition, salaries for existing FTE increased due to annual merit increases and market salary adjustments.

•	Higher occupancy costs and other non-interest expenses related to the incremental costs of new branches opened during 2006.
The efficiency ratio measures how well a bank manages its overhead costs. The ratio represents non-interest expense as a percentage of interest income and non-interest income. Our efficiency ratio measured 77.99% for 2008 (excluding the goodwill impairment charge), compared to 56.49% for 2007 and 55.00% for 2006. Increase noted in the efficiency ratio is due to higher non-interest expenses and lower revenues, resulting from the combination of the write-down of other real estate owned, the reversal of interest income due to loans placed on non-accrual status, one-time severance costs related to our closure of the CRB Mortgage Team, and additional professional fees/expense. We expect the efficiency rate will improve, but continue to remain above historical levels in the following quarters.
Income Taxes
Combined federal and state effective tax rates were 33.03% for 2008, 37.15% for 2007 and 37.45% for 2006. Our expected combined statutory rate is 38.8%, representing a blend of the statutory federal income tax rate of 35% and the apportioned effect of the Oregon income tax rate of 6.6%. We have recognized a tax benefit in 2008 on our pre-tax loss due to taxable income in carryback periods, future reversals of existing taxable temporary differences, and projected future taxable income. Our effective rate for 2008 differs from the expected statutory rate primarily due to the impairment of goodwill, nontaxable investment interest income, and nontaxable revenue from the increase in cash surrender value of bank owned life insurance policies. Our effective rate for 2007 and 2006 were slightly lower than our expected statutory rate primarily due to nontaxable investment interest income, purchased state tax credits, and nontaxable revenue from the increase in cash surrender value of bank owned life insurance policies.
39 — Columbia Bancorp

Financial Condition

	Summary Balance Sheets

Table 7	December 31,			Increase (Decrease)
(dollars in thousands)	2008	2007	2006	12/31/07 — 12/31/08		12/31/06 — 12/31/07

ASSETS
Federal funds sold	$117,492	$49,100	$58,930	$68,392	139%	$(9,830)	-17%
Investments	32,076	34,182	37,704	(2,106)	-6	(3,522)	-9
Total loans, net	838,950	866,830	801,871	(27,880)	-3	64,959	8
Other assets(1)	133,776	92,596	134,683	41,180	44	(42,087)	-31

Total assets	$1,122,294	$1,042,708	$1,033,188	$79,586	8%	$9,520	1%

LIABILITIES
Non-interest bearing deposits	$215,922	$224,092	$235,037	$(8,170)	-4%	$(10,945)	-5%
Interest bearing deposits	788,274	698,801	624,028	89,473	13	74,773	12

Total deposits	1,004,196	922,893	859,065	81,303	9	63,828	7

Other liabilities(2)	43,049	17,577	83,105	25,472	145	(65,528)	-79

Total liabilities	1,047,245	940,470	942,170	106,775	11	(1,700)	—

SHAREHOLDERS’ EQUITY	75,049	102,238	91,018	(27,189)	-27	11,220	12

Total liabilities and shareholders’ equity	$1,122,294	$1,042,708	$1,033,188	$79,586	8%	$9,520	1%

(1)	Includes cash and due from banks, property and equipment, accrued interest receivable and intangible goodwill.

(2)	Includes notes payable, accrued interest payable and other liabilities.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand at our branches and cash due from other banks, interest bearing deposits with other banks and federal funds sold. Cash on hand balances were generally consistent throughout the year. Interest bearing deposits and federal funds sold can fluctuate significantly on a day-to-day basis due to cash demands, customer deposit levels, loan activity and future expected cash flows. Our current goal is to maximize our investment of excess cash in interest bearing investments, which are readily available to meet our liquidity needs.

40 — Columbia Bancorp

Investments
The following table presents the carrying value of our investment security portfolio as of December 31:

Table 8	2008		2007		2006
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Investments available-for-sale:
U,S. Treasuries	$8,995	28%	$—	—%	$—	—%
Obligations of U.S. governement agencies	10,223	32	19,419	57	19,827	53
Municipal	—	—	208	1	361	1
Equity securities	1,673	5	1,147	3	638	2

	20,891	65	20,774	61	20,826	56

Investments held-to-maturity:
Obligations of states and political subdivisions	6,574	20	8,798	26	11,230	30
Mortgage-backed securities	1,556	5	2,171	6	3,129	8
Obligations of U.S. government agencies	—	—	—	—	80	—

	8,130	25	10,969	32	14,439	38

Restricted equity securities	3,055	10	2,439	7	2,439	6

Total investment securities	$32,076	100%	$34,182	100%	$37,704	100%

Investment securities decreased 6% from 2007 to 2008 primarily due to matured investment securities and principal repayments on mortgage-backed securities. Investment securities decreased 9% from 2006 to 2007 primarily due to called or matured investment securities and principal repayments on mortgage-backed securities. Investment securities increased 3% from 2005 to 2006 primarily due to investment purchases totaling $9.16 million, which were partially offset by investment maturities totaling $8.43 million. The majority of investment purchases during 2008 and 2007 replaced matured securities pledged as collateral for public agency deposits.
For the year ended December 31, 2008, no single investment security equaled or exceeded 10% of consolidated shareholders’ equity.

41 — Columbia Bancorp

The maturities of investment securities, segmented by amortized cost, estimated fair value, and tax equivalent yields, were as follows as of the dates indicated:

Table 9	December 31, 2008			December 31, 2007			December 31, 2006
	Amortized	Estimated	%	Amortized	Estimated	%	Amortized	Estimated	%
(dollars in thousands)	Cost	Fair Value	Yield(1)	Cost	Fair Value	Yield(1)	Cost	Fair Value	Yield(1)

Obligations of U.S. government agencies
One year or less	$9,995	$10,017	0.08%	$8,996	$8,990	4.49%	$5,861	$5,795	5.15%
One to five years	—	—	—	6,301	6,347	4.57	14,225	14,110	5.15
Five to ten years	8,997	9,201	4.28	4,000	4,080	4.77	—	—	—

Mortgage-backed securities:
One year or less	416	420	4.28	363	361	4.28	1,312	1,301	5.50
One to five years	963	977	3.98	1,261	1,255	4.25	1,507	1,480	4.49
Five to ten years	160	166	4.85	243	242	5.14	203	198	5.02
Over ten years	17	18	6.34	304	306	5.82	107	104	4.87

Obligations of states and political subdivisions:
One year or less	733	741	5.23	495	501	5.60	281	282	5.78
One to five years	4,845	4,968	5.59	5,639	5,729	6.31	3,830	3,857	6.06
Five to ten years	996	994	6.62	2,869	2,896	6.74	7,474	7,597	6.06

Total debt securities	27,122	27,502	3.07%	30,471	30,707	5.11%	34,800	34,724	5.47%

Equity securities	1,724	1,673		1,161	1,147		619	638
Restricted equity securities	3,055	3,055		2,439	2,439		2,439	2,439

Total securities	$31,901	$32,230		$34,071	$34,293		$37,858	$37,801

(1)	Weighted average yields are stated on a federal tax equivalent basis at a rate of 35% and have been annualized, where appropriate.
Loans
Our loan portfolio reflects a substantial concentration in real estate lending notwithstanding our efforts to diversify risk across a range of loan types and industries, and thereby complement the markets in which we do business. Loan products include construction, land development, real estate, commercial, consumer and agriculture.
During the third quarter of 2008, the Bank entered into and executed a contract with Élan to sell our credit card portfolio. The sale transaction transferred all credit card loans to Élan as of August 31, 2008. In conjunction with the sale, Élan assumed the associated liability for scorecard rewards, totaling approximately $244,000. As a result of this transaction we recognized a gain of $1.23 million, which is included in the income statement under the heading “gain on sale of credit card loans.” In addition, we also entered into a marketing agreement with Élan, which we believe will improve the product to our customer base.
In 2008, the Bank also decided to reduce our concentration levels in residential development projects due to the risk exposure that was developing in that sector. We plan to continue to reduce this concentration in the months and years to come.
In 2008, the Bank closed its mortgage lending business (CRB Mortgage Team), which primarily originated residential mortgage loans for sale on the secondary market. Aside from reducing certain operational costs and transactional risks, this decision also eliminated the need to carry loans pending sale to the secondary market.

42 — Columbia Bancorp

Our loan portfolio, excluding loans held-for-sale, was as follows for the years ended December 31:

Table 10	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage

Commercial	$127,598	15%	$129,018	15%	$136,582	17%	$101,261	15%	$93,618	16%
Agricultural	74,630	9	70,095	8	86,218	11	84,271	12	79,224	14
Real estate secured loans:
Commercial property	250,888	30	241,544	28	243,391	31	199,065	30	156,175	27
Farmland	65,474	8	48,739	6	44,178	5	46,518	7	50,585	9
Construction	253,683	30	294,398	34	212,826	27	184,331	27	139,415	25
Residential	44,208	5	41,149	5	46,547	6	30,955	5	29,584	5
Home equity lines	29,231	3	23,144	3	13,410	2	14,747	2	10,701	2

Total real estate	643,484	76	648,974	76	560,352	71	475,616	71	386,460	68

Consumer	14,414	3	11,630	1	12,541	1	13,775	2	14,386	2
Other	3,878	—	11,208	1	10,211	1	7,923	1	7,660	1

Total gross loans	864,004	103	870,925	101	805,904	101	682,846	101	581,348	101

Less unearned loan fees	(562)	—	(1,060)	—	(1,428)	—	(1,513)	—	(1,556)	—
Less allowance for loan losses	(24,492)	(3)	(11,174)	(1)	(10,143)	(1)	(9,526)	(1)	(8,184)	(1)

Loans receivable, net	$838,950	100%	$858,691	100%	$794,333	100%	$671,807	100%	$571,608	100%

Volume change from prior year		-2%		8%		18%		18%		24%

Gross loans decreased $6.92 million, or 1% from 2007 to 2008 primarily due to the sale of the credit card portfolio coupled with more stringent lending practices, attrition, loan participations sold in the second half of the year and charge-offs of non-performing loans. During the fourth quarter of 2008, we reduced gross loans by $58.43 million, or 6%, which is the result of the participations, exiting commercial real estate loans, more conservative lending practices to reduce concentrations, and due to the charge off of non-performing loans.
Gross loans increased $65.02 million, or 8%, from 2006 to 2007 primarily due to demand for real estate construction loans during the first half of 2007. Compared to 2006, agricultural loan balances were lower due to strong commodity prices resulting in lower borrowing demand for agricultural loan customers. Beginning in the second quarter and through the end of 2007, there was a slowing demand for real estate loans throughout our market areas. The slowdown was primarily related to the subprime lending issues that affected the banking industry as a whole.
Gross loans increased $123.06 million, or 18%, from 2005 to 2006. Significant factors contributing to this loan growth included the new branches in Yakima, Sunnyside and Pasco, Washington along with our expanded Meadow Springs branch in Richland, Washington contributed $45.95 million in loan growth. Continued strong demand for construction and commercial real estate loans throughout our market areas added $55.57 million to loan growth during 2006, excluding new branch activity. Commercial loans increased $35.32 million due to a focus on commercial and industrial lending and two large commercial loans added in the fourth quarter of 2006.
43 — Columbia Bancorp

As of December 31, 2008, our loan portfolio continues to have a concentration of loans secured by real estate. This includes $176.65 million of construction loans secured by residential properties and $77.03 million secured by commercial properties. This general real estate concentration is consistent with our Pacific Northwest community bank peers, but the overall decline in this sector has played a critical role in our recent decline in performance. Further, we could be subject to further losses resulting from declines in real estate values and the related effects on our borrowers. It should be noted that some loans that are designated as being “real estate” secured were granted for consumer and business purposes other than the acquisition of real estate. While it is difficult to predict when and if the local real estate market will return to a more normalized position, we believe that the risk is limited to some extent in our portfolio, because loans included in this category include those that are secured by real estate but for which repayment is not expected to come directly from the liquidation of the real estate. However, given the current economic environment and the volatility in the residential real estate market, we do recognize additional risk in real estate loans in our allowance for loan losses; see additional information in the “Allowance for loan and lease losses” section below. This changing risk profile has also influenced our decision to reduce our concentrations in residential acquisition and development loans in the future.
The following table presents our construction and land development loans by region:

Table 11

(dollars in thousands)	December 31, 2008
CONSTRUCTION LOANS BY REGION	Residential	Commercial	Total
Columbia River Gorge	$16,416	$2,372	$18,788
Columbia Basin — Eastern Washington	11,404	20,152	31,556
Columbia Basin — Northeastern Oregon	6,872	4,742	11,614
Central Oregon	70,076	37,479	107,555
Willamette Valley (1)	71,885	12,285	84,170

	$176,653	$77,030	$253,683

(1)	Includes Portland, Oregon and Vancouver, Washington metropolitan area
We participate in non-real estate agricultural lending, which comprises approximately 9% of our net loan portfolio. Agricultural lending has unique challenges that requires special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. In addition, we diversify our agricultural loan portfolio across numerous commodity types and maintain Preferred Lender Status with the Farm Service Agency. This status allows us to participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 9% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
Prior to October 2008, we also originated and funded single-family mortgage loans through CRB Mortgage Team. These loans were generally committed for sale to mortgage investors and held for less than thirty days. Mortgage loans held-for-sale are reported under the caption “Loans held-for-sale” on our balance sheet. As of December 31, 2008, there were no mortgage loans held-for-sale, compared to $8.14 million and $7.54 million as of December 31, 2007 and 2006, respectively. We now originate long term residential loans by referral to other specialized mortgage lenders who can provide good service to our clients. This allows us to avoid the risks of this type of lending while still offering this financial service to our clients.

44 — Columbia Bancorp

The following table presents our loan portfolio maturities, excluding mortgage loans-held-for-sale, on fixed rate loans and re-pricing dates on variable rate loans:

	December 31, 2008
Table 12	Less than	3 months-			Over	Total
(dollars in thousands)	3 months	1 year	1-5 years	5-10 years	10 years	loans

Commercial loans	$36,696	$32,828	$41,058	$15,961	$1,055	$127,598
Agricultural loans	40,496	17,647	15,780	657	50	74,630
Real estate secured loans:
Commercial property	13,799	27,116	118,028	69,682	22,263	250,888
Farmland	16,287	7,632	28,308	5,107	8,140	65,474
Construction	150,081	62,509	37,825	2,195	1,073	253,683
Residential	10,847	7,364	16,550	3,383	6,064	44,208
Home equity lines	8,290	5,360	1,124	77	14,379	29,231

Total real estate loans	199,304	109,981	201,835	80,444	51,919	643,484

Consumer	1,382	1,397	8,854	2,322	460	14,414
Other	—	19	569	1,052	2,238	3,878

Total loans	$277,878	$161,872	$268,096	$100,436	$55,722	$864,004

Loans with fixed interest rates						$144,706
Loans with variable interest rates — daily reprice						442,253
Loans with variable interest rates — other than daily reprice						277,045

Total loans						$864,004

Loans with rate floors						$537,129
Loans with variable interest rates — daily reprice — on or under rate floors						379,106
Loans with variable interest rates — other than daily reprice — on or under rate floors						69,311
Variable interest rate loans comprised 83% and 85% of our portfolio as of December 31, 2008 and 2007, respectively. In order to mitigate the negative effect of falling interest rates, we have incorporated interest rate floors into approximately 62% of our loans.
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
Currently, our loan policies prohibit the extension of credit to any single borrower or group of related borrowers in excess of $10.00 million without approval from our Board Loan Committee. All loans approved by the Board Loan Committee are ratified by the full Board of Directors at regularly scheduled meetings. We rarely originate loans for amounts approaching our legal lending limits. Our internal policy establishes a much lower lending limit compared to the legal lending limit.
45 — Columbia Bancorp

Allowance for Loan Losses
Our allowance for loan losses represents an estimate of probable losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. The adequacy of the allowance is evaluated each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (“FFIEC”) and with FASB SFAS Nos. 5 and 114. In determining the level of the allowance, we estimate losses inherent in all loans, and evaluate non-performing loans to determine the amount, if any, necessary for a specific allocation. Loans not evaluated for impairment and not requiring a specific allocation are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. We regularly review our loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.
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

46 — Columbia Bancorp

The following table presents the allocation of our allowance for loan losses as of December 31:

	2008		2007		2006		2005		2004
Table 13 (dollars in thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans

Commercial	$3,003	15%	$1,454	15%	$1,784	17%	$1,064	15%	$1,438	16%
Agricultural	1,336	8	1,609	8	3,161	11	3,281	12	2,396	14
Real estate	19,726	74	6,240	75	2,979	70	2,344	70	3,083	67
Consumer	264	2	342	1	464	1	478	2	454	2
Other	89	1	103	1	104	1	129	1	25	1
Off-balance-sheet
financial instruments	—	—	—	—	—	—	587	—	443	—
Unallocated	74	—	1,426	—	1,651	—	1,643	—	345	—

Total allowance for
loan losses	$24,492	100%	$11,174	100%	$10,143	100%	$9,526	100%	$8,184	100%

The allowance for loan loss allocation table presented above should not be relied upon as an indication of specific amounts or loan types for which future charge-offs may be incurred. The total allowance for loan losses applies to the entire loan portfolio. The table is presented to illustrate management’s internal designation of risk potential between loan types. The unallocated portion of the allowance is intended to recognize the subjective nature of the determination of losses inherent in the overall loan portfolio and provide a level of coverage for losses not otherwise provided for in our specific or general components that make up the allocated portion of our allowance. The unallocated portion of the allowance is representative of other qualitative factors relevant to our portfolio as a whole, but not captured in the known risk adjustments or historical loss rates that are attributed to specific loans or loan classes in the allocated portion of the allowance. During 2008, the subjective factors were distributed to each type of loan. Prior to 2008, many of these adjustments were included in the unallocated portion of our allowance.
47 — Columbia Bancorp

The following table presents our loan loss experience for the years ended December 31:

Table 14
(dollars in thousands)	2008	2007	2006	2005	2004

Gross loans outstanding at end of year (1)	$864,004	$879,064	$813,443	$688,725	$583,865

Average loans outstanding for the year (1)	$915,732	$860,783	$745,578	$625,038	$546,600

Allowance for loan losses balance, beginning of year	$11,174	$10,143	$9,526	$8,184	$6,612

Loans charged-off:
Commercial	(3,013)	(205)	(655)	(1,261)	(762)
Real estate	—	(85)	(24)	(168)	(116)
Real estate construction	(23,708)	(113)	—	—	—
Agriculture	(2,027)	(3,253)	(893)	(156)	(80)
Consumer loans	(666)	(13)	(6)	(111)	(198)
Consumer overdrafts	(343)	(306)	(274)	(165)	—
Credit card and related accounts	(149)	(43)	(79)	(101)	(135)

Total loans charged-off	(29,906)	(4,018)	(1,931)	(1,962)	(1,291)

Recoveries:
Commercial	27	48	112	79	67
Real estate	—	—	35	9	8
Real estate construction	—	1	—	—	—
Agriculture	6	—	162	5	4
Consumer loans	11	28	19	32	13
Consumer overdrafts	287	223	—	60	—
Credit card and related accounts	2	9	10	4	11

Total recoveries	333	309	338	189	103

Net charge-offs	(29,573)	(3,709)	(1,593)	(1,773)	(1,188)

Provision for loan losses	43,110	4,740	2,900	3,115	2,760

Adjustment for credit card portfolio sales	(219)	—	—	—	—
Reclassify liability for off-balance-sheet financial insturment credit losses	—	—	(690)	—	—

Allowance for loan losses balance, end of year	$24,492	$11,174	$10,143	$9,526	$8,184

Liability for off-balance-sheet financial instruments, beginning of year	$848	$763	$—	$—	$—
Reclassify from allowance for loan losses	—	—	690	—	—
(Decrease) increase charged to other non-interest expense	(167)	85	73	—	—

Liability for off-balance-sheet financial instruments, end of year	$681	$848	$763	$—	$—

Total allowance for credit losses (2)	$25,173	$12,022	$10,906	$9,526	$8,184

Ratio of net loans charged off to average loans outstanding	3.23%	0.43%	0.21%	0.28%	0.22%

Ratio of allowance for credit losses to loans at end of period	2.91%	1.37%	1.34%	1.38%	1.40%

(1)	Includes loans held-for-sale and excludes allowance for loan losses and unearned fees.

(2)	Allowance for loan losses and liability for off-balance-sheet financial instruments.

48 — Columbia Bancorp

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
On loans of either a larger size or troubled industry type, we may perform an individual analysis of the loss or risk potential of specific loans. This individual analysis may include factors such as an updated review of the value of the collateral securing the loan, the geographic location of the loan, the expected or potential cash flows from the borrowers operations, the relative strength and liquidity of the guarantors and the past payment performance on the loan. In cases where existing collateral appraisals or evaluations are dated or stale in our opinion, we will typically obtain new appraisals or evaluations and these new values will be used to evaluate the risk of the loan and resulting provision for loan losses. Furthermore, in cases where the cash flow of the borrower or the absence of guarantor strength or liquidity has been eliminated, we may deem the loan to be totally collateral-dependent. In such cases, if the analysis of the underlying collateral value of the loan is determined to be deficient, that deficiency is charged-off.
The liability for off-balance-sheet financial instruments represents our best estimate of probable losses associated with off-balance-sheet financial instruments, which consist of commitments to extend credit, and commercial and standby letters of credit. The liability is included as a component of “Accrued interest payable and other liabilities” on our balance sheet.
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
During 2008, we recognized $43.11 million of provision for loan losses. As of December 31, 2008, our allowance for credit losses totaled $25.17 million, including the liability for off-balance-sheet financial instruments. Off-balance sheet financial instruments include unfunded commitments to lend. The significant increase in the allowance was in response to internal downgrades of credits, primarily residential real estate construction projects where the land values of the underlying collateral had declined and where the cash flows of these developers was proving insufficient to service their loans. It is important to note that during the last half of 2008, we refreshed appraisals for a large number of its residential construction and development loans. The new appraisals showed a continued and significant decline in the fair values of properties that secure these loans, centered primarily in Central Oregon and Portland/Vancouver metropolitan areas. In many cases, the refreshed appraisals showed significant declines in fair values from appraisals obtained as recently as January 2008 and in some instances, from March 2008. This directly influenced the large loan loss provision taken in the third and fourth quarters of 2008.
49 — Columbia Bancorp

We recognized $29.91 million in loan charge-offs during 2008, compared to $4.02 million in 2007. Of this amount, $25.00 million reflects the third quarter adjustment taken as a result of the examination that formed the basis of our regulatory order. The large increase was primarily the result of partially charged-off construction land development loans which were considered to be “collateral-dependent” loans. A collateral-dependent loan is one for which the primary source of repayment is considered to be the liquidation of the underlying collateral. Following SFAS No. 114, we have recognized an impairment charge on these loans as a result of declining market values. As we continue to refresh appraisals on collateral-dependent loans, we expect additional provisions and charge-offs until collateral values stabilize.
In other categories, we charged-off approximately $3.01 million in totals coded “commercial loans”. A large portion of this was credit extended to residential developers but not secured by real estate. We also charged-off approximately $2.03 million on a single agricultural client which settled an ongoing problem situation that began in 2007.
In our 30 year history, our average charge-off rate has traditionally been much lower than 2008 results. Our annual net charge-offs as a percentage of average gross loans ranged between 0.21% and 0.52% for the five year period from 2003 to 2007. However, our net charge-offs as a percentage of average gross loans was 3.23% for the year ended December 31, 2008. Our expectation is that we will return to a more normalized level of charge-off activity when the economic environment begins to rebound and real estate values in our key markets stabilize.
As previously disclosed, in response to the changes in the economic environment, our credit administration and risk management teams have examined loan relationships within the residential construction portfolio for indications of credit weaknesses. This is an ongoing and dynamic process and concentrated efforts were put forth to accelerate the examination of credits to ensure substantially all real estate construction credits were examined during the second and third quarter of 2008. The charge-offs noted during the third and fourth quarters are a result of this effort. This examination process includes the review of new or updated appraisals and resulting real estate collateral values. All appraisals are reviewed by our real estate risk management team, which includes three licensed appraisers and support staff. We expect continued stress in this sector of the portfolio until the overall national economy improves.
The Reserve Adequacy Committee established during the second quarter of 2008 is an active component of our heightened loan management. On a quarterly basis, all problem loan reports are formally updated for all our lending units and formal action plans are either developed or reviewed for effectiveness. Even though threshold guidelines for reporting to the committee exist, it does not preclude discussion of other credits or concerns that are present in the geographic areas that we service. The committee includes the Chief Credit Officer and other key members of executive management, including the Chief Executive Officer. As a result of this action, we were able to pull together previous lending unit processes and identify the underlying risks inherent in our loan portfolio. In addition, specific allocations to the allowance for loan losses and the adequacy of our current loan loss allowance were appropriately adjusted based on the review of affected loans. The Reserve Adequacy Committee will continue meeting on a quarterly basis. The resulting action plans will be dynamic and followed closely by the lending teams, credit administration, risk management and our special assets team. This will ensure appropriate risk identification, timely meetings with customers and achievement of these plans.
On a bi-weekly basis, the updates on action plans on selected problem loan amounts are reviewed during a meeting conducted by the Chief Credit Officer and other members of the Executive Team. This meeting allows for timely decisions on these action plans.
While we have been reserving for weakened credits as a result of our internal risk ratings and specific allocations, as new appraisals are received and if land values continue to decline, more allocations to the allowance for loan losses are probable, as are further impairment write downs. When such write downs or charge-offs are necessary, the allowance for loan losses will be impacted accordingly.

50 — Columbia Bancorp

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
The following table presents balances and ratios with respect to non-performing assets for the years ended December 31:

Table 15
(dollars in thousands)	2008	2007	2006	2005	2004

Loans on non-accrual status	$92,350	$9,865	$4,939	$5,688	$4,217
Loans past due — greater than 90 days	—	—	—	—	—
Restructured loans	57	84	52	40	—

Total non-performing loans	92,407	9,949	4,991	5,728	4,217

Other real estate owned	9,622	516	203	—	100
Repossessed other assets	—	5	—	—	—

Total non-performing assets	$102,029	$10,470	$5,194	$5,728	$4,317

Allowance for loan losses	$24,492	$11,174	$10,143	$9,526	$8,184
Ratio of total non-performing assets to total assets	9.09%	1.00%	0.50%	0.68%	0.60%
Ratio of total non-performing loans to total gross loans	10.70%	1.13%	0.61%	0.83%	0.72%
Ratio of total allowance for loan losses to non-performing loans	26.50%	112.31%	203.23%	166.31%	194.07%
The increase of $91.56 million from December 31, 2007 to December 31, 2008, is primarily due to an increase in loans placed on non-accrual status during 2008. See the information below discussing non-accrual loans and the section entitled “Other Real Estate Owned” for more discussion of the loans and properties comprising the total non-performing asset value.
51 — Columbia Bancorp

Non-Accrual Loans
The following table provides expanded detail of our non-accrual loans:

	December 31, 2008		September 30, 2008		June 30, 2008		March 31, 2008		December 31, 2007
Table 16	Number	Dollar	Number	Dollar	Number	Dollar	Number	Dollar	Number	Dollar
(dollars in thousands)	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount
Real estate secured loans:

Residential lots, sub-divisions, home construction	54	$63,119	49	$49,959	12	$26,542	2	$576	3	$7,824
Residential	9	3,454	6	2,353	11	5,122	7	2,605	1	810
Commercial real estate	6	5,290	3	2,434	3	2,436	2	1,165	2	1,173
Agricultural farmland (1)	6	15,094	4	3,116	—	—	—	—	—	—
Commercial and Industrial	12	3,072	11	3,335	5	717	2	45	1	41
Agricultural production	7	2,173	2	1,994	2	59	2	59	1	17
Consumer	7	148	3	39	1	9	2	9	—	—

	101	$92,350	78	$63,230	34	$34,885	17	$4,459	8	$9,865

(1)	Real estate-secured agricultural loans may be used for agricultural production purposes.
As 2008 progressed, our non-accrual loans have steadily increased with significant increases noted in the third and fourth quarter of 2008. The increases noted throughout the year are largely related to the ongoing economic uncertainly and conditions surrounding the subprime lending crisis and slow down in residential real estate demand and were exacerbated by our credit concentrations and the particularly acute impacts on the local economy. As the more liberal mortgage products were eliminated from the market, the number of potential home buyers has declined, resulting in an inventory of new homes and residential lots that exceeds current demand. This excess inventory is driving down current market prices. The reduction in the sales of residential lots and homes has created cash flow difficulties for builders and developers, forcing them to turn to personal reserves to help meet loan repayment requirements and ongoing operating needs. These personal reserves have continued to dwindle and a number of our borrowers reported they had exhausted their outside capacity during the second and third quarter of 2008. The result was past due loans and difficultly meeting ongoing operating expenses. As of December 31, 2008, the majority of the year to date increase in non-accrual loans was centered in residential land development loans, including loans to build both speculative and presold homes. Approximately 78% of our non-accrual loans are lot development credits and 22% are for residential homes loans for a total of 68% related to residential construction projects. The remaining 32% of our non-accrual totals are from all other areas of our loan portfolio.
During the last half of 2008, several individual loans to residential developers were placed on non-accrual status when clients were no longer able to meet required interest or principal reduction payments. In September 2008, a number of the loans, primarily construction and land development loans were evaluated and considered to be collateral-dependent. A loan is considered to be collateral-dependent when the only source of repayment is from the liquidation of the underlying collateral. Due to the declining fair market value of real estate collateral, several of these loans had loan balances in excess of the collateral’s estimated fair market value and were considered to be impaired. Based on our impairment analysis, we charged-off approximately $21.00 million of loans to reduce the balances to current fair value. Many of these loans will end up in foreclosure and be transferred to OREO in the months to come. The third quarter posted the largest increase in non-accruals from this sector, with the trend tapering off somewhat during the fourth quarter.
During the last quarter of 2008, we also had one large agricultural relationship migrate to non-accrual status. This relationship is partially secured by real estate, equipment, crop inventory and accounts receivable. A large portion of our fourth quarter loan loss provision was allocated to this relationship due to the uncertainly in the collateral values in our current economy. The client is attempting to resolve the situation through alternative funding and other measures.

52 — Columbia Bancorp

Other Real Estate Owned (“OREO”):
Other Real Estate Owned, or “OREO” is real property that a bank has acquired which do not constitute its bank facilities. Generally, property in the OREO account includes: (1) real estate acquired through foreclosure to protect the bank’s interest in debts previously contracted; (2) future expansion properties which have been held more than three years, or which are no longer intended for that use; (3) employees’ residences acquired to facilitate a change of duty assignment; and (4) real estate acquired with the prior written approval of the Commissioner. As of December 31, 2008, nine OREO properties comprised $9.62 million, or 9%, of total non-performing assets. Three of the nine OREO properties totaled $8.45 million, or 87% of the OREO balance as of December 31, 2008.
During the third and fourth quarters of 2008, we recognized impairment write-downs totaling $2.33 million for two of the properties. The impairment write-down was a result of declining fair market values based on new appraisals or evaluations received during the third and fourth quarters.
In 2008, we sold three properties with sales proceeds totaling $645,000, resulting in a net gain on sale of $37,000.
During 2008, we successfully sold all of the property that was in OREO as of December 31, 2007, with a minimal loss on sale of $5,888. We are actively marketing the remaining properties; we expect OREO properties will increase into 2009 as foreclosures take place on several of the land development projects currently on non-accrual status. To facilitate the management and timely liquidation of OREO properties, we formed an OREO committee in the second quarter of 2008 comprised of senior members of our real estate risk management, credit administration and risk management teams. This committee meets every two weeks to discuss the current and potential OREO properties and our efforts to market them for the best possible return to the bank.
Deposits
We offer various deposit accounts, including interest bearing checking, savings, money market, certificates of deposit and non-interest bearing checking. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. In order to minimize our interest expense, we recognize the importance of growing non-interest bearing demand deposits, as of December 31, 2008, our non-interest bearing deposits total 22% of total deposits.
Deposits were as follows for the years ended December 31:

Table 17	2008		2007		2006
(dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage

Interest bearing demand deposits	$271,244	27%	$303,235	33%	$313,433	37%
Savings deposits	30,873	3	35,784	4	35,456	4
Time certificates less than $100,000	371,231	37	264,042	29	196,648	23
Time certificates greater than $100,000	114,926	11	95,740	10	78,491	9

Total interest bearing deposits	788,274	78	698,801	76	624,028	73

Non-interest bearing deposits	215,922	22	224,092	24	235,037	27

Total deposits	$1,004,196	100%	$922,893	100%	$859,065	100%

53 — Columbia Bancorp

Deposits increased $81.30 million, or 9%, from 2007 to 2008 primarily due to the following factors:
•	Wholesale deposits increased $59.11 million to support loan growth during the first half of 2008 and for general liquidity management.

•	Retail time certificates increased $44.48 million primarily due to competitively priced certificate of deposit offerings.

•	Increases noted above were offset by decreases in non-interest bearing demand deposits, $8.17 million, interest bearing demand deposits, $31.99 million (includes $27.63 million of wholesale deposit reduction), and savings accounts, $4.91 million. We believe the decreases in these accounts is a result of the economic down-turn the nation experienced in 2008, as there was actually a net increase of 773 deposit accounts within the bank (excluding certificates of deposit), in 2008.
Deposits increased $63.83 million, or 7%, from 2006 to 2007 primarily due to the following factors:
•	Retail time certificates increased $30.67 million primarily due to promotionally priced certificate of deposit offerings.

•	Wholesale deposits increased $54.80 million to support loan growth during the first half of 2007.

•	Deposit growth was offset by a $37.00 million overnight deposit from year-end 2006 withdrawn at the beginning of 2007.
Average balances and rates paid by deposit category were as follows for the years ended December 31:

Table 18	2008 Averages		2007 Averages		2006 Averages
(dollars in thousands)	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Non-interest bearing deposits	$208,398	N/A	$220,325	N/A	$219,526	N/A
Interest bearing demand deposits	310,775	2.06%	299,257	2.83%	280,691	2.31%
Savings deposits	34,298	0.56	36,005	1.06	39,790	1.10
Time certificates	391,762	4.06	338,524	4.91	219,084	4.29

Total deposits	$945,233		$894,111		$759,091

Due to the competitive deposit environment, interest rates for interest bearing demand deposit and time certificates did not decrease as rapidly or as dramatically as loan yields during 2008. In order to avoid across-the-board deposit rate increases, we have employed a relationship pricing strategy, whereby we offer rates tailored to customers, often in exchange for using other bank services or a willingness to deposit additional funds. In order to support and manage liquidity, we have continued to selectively add wholesale liabilities during periods of slow retail deposit growth.
Increasing low cost retail deposits continues to be a challenge for us and for the banking industry in general. Deposit customers expect innovative banking products tailored to their needs and interest rates that are competitive in the market place. We compete for deposits with brokerage firm money market funds and other non-traditional financial institutions that offer pricing indexed to market interest rates. We will continue to address these challenges by further developing our infrastructure and technologies to focus on customer convenience and efficiency. We also realigned the reporting structure of our retail functions in 2007 to streamline reporting relationships and focus our activities around growing low cost deposits.

54 — Columbia Bancorp

Wholesale liabilities include all funding sources obtained outside the retail branch network and consist of brokered certificates of deposit, direct certificates of deposit, mutual fund money market deposits, out-of-market public funds, correspondent borrowings and advances from Federal Home Loan Bank (“FHLB”). Wholesale liabilities generally pay higher interest rates than comparable retail branch deposits. We have utilized wholesale liabilities during periods of slow retail deposit growth and in order to avoid across-the-board re-pricing of our deposit portfolio. Growth of wholesale liabilities halted during the third quarter and we have allowed balances to run-off, as a strategic initiative to reduce our dependence on higher-cost deposits.
The following table presents a comparison of wholesale deposit balances, which are included in total deposits shown above:

Table 19 (dollars in thousands)	2008	2007	2006

Brokered certificates of deposit	$213,455	$144,467	$89,325
Direct certificates of deposit	198	4,339	5,508
Mutual fund money market deposits	—	23,547	18,423
Out-of-market public funds	—	4,081	8,382
Certificate of deposit account registry deposits	21,894	4,849	1,583

	$235,547	$181,283	$123,221

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
Brokered, direct certificates of deposit and CDARS are classified as “Time certificates” on our balance sheet. Cash sweep funds and wholesale public fund deposits are classified as “Interest bearing demand deposits” on our balance sheet.
55 — Columbia Bancorp

Maturities of all time certificates of deposit outstanding as of December 31, 2008 were as follows:

Table 20	Time Certificates	Time Certificates
(dollars in thousands)	less than $100,000	greater than $100,000	Total

Three months or less	$83,116	$24,825	$107,941
Over three through six months	58,323	31,488	89,811
Over six months through twelve months	127,239	53,577	180,816
Over twelve months through five years	102,337	5,036	107,373
Over five years	216	—	216

	$371,231	$114,926	$486,157

Federal Home Loan Bank Advances and Federal Funds Purchased
Advances from FHLB represent the majority of our borrowings. As of December 31, 2008, 2007 and 2006, FHLB borrowings totaled $36.61 million, $5.43 million and $69.39 million, respectively. FHLB borrowings were lower as of December 31, 2007 due to repayments of long-term borrowings. In addition, FHLB borrowings as of December 31, 2006, included $50.00 million of short-term borrowings outstanding.
We also use a line of credit at a correspondent bank to purchase federal funds for short-term funding. We had no federal funds purchased as of December 31, 2008, 2007 and 2006. Other borrowings consist of a Treasury Tax and Loan note payable totaling $850,000 as of December 31, 2007 and $627,093 as of December 31, 2006. We satisfied our Treasury Tax and Loan note payable during 2008, as such there is no balance outstanding as of December 31, 2008.
The following table presents information with respect to our FHLB borrowings for the years ended December 31:

Table 21 (dollars in thousands)	2008	2007	2006

Amount outstanding at end of period	$36,613	$5,428	$69,387
Weighted-average interest rate at end of period	2.91%	3.36%	5.21%
Maximum amount outstanding at any month-end during the year	$51,978	$46,658	$70,001
Average amount outstanding during the period	$33,237	$15,246	$27,603
Weighted-average interest rate during the period	2.89%	4.29%	4.33%

56 — Columbia Bancorp

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
Capital Resources
As of December 31, 2008, shareholders’ equity totaled $75.05 million, compared to $102.24 million as of December 31, 2007, a decrease of 27%. The 2008 change is primarily attributable to net loss totaling $26.36 million. Dividends declared during 2008 totaled $0.11 per common share, totaling $1.11 million. Pursuant to the regulatory order issued by the FDIC and the DFCS in February 2009, the Bank may not pay dividends to the Company without prior consent of the FDIC.
Beginning in 2003, our Board of Directors authorized a program to repurchase shares of Columbia’s common stock on a periodic basis when excess capital is available. The plan was modified and renewed at various times, most recently in June 2007. The Board believes repurchases constitute a sound investment and use of our shareholders’ equity to reduce excess capital. Any stock repurchases would be made on the open market pursuant to Securities Exchange Act Rule 10b-18 at the sole discretion of Management. The repurchase plan authorizes us to repurchase common stock in an amount up to $1.50 million until the expiration date, June 30, 2008, or sooner if the maximum authorized amount of shares is repurchased prior to that date. Management determines the timing, price and number of the shares of common stock repurchased. During 2008, we did not repurchase any shares of common stock under this plan. This repurchase plan expired June 30, 2008 and was not renewed by the Board of Directors. We did repurchase stock pursuant to vesting of stock award shares. We allow employees to surrender stock to satisfy payroll tax withholding obligations on vesting of stock awards.
57 — Columbia Bancorp

The following table presents our common stock repurchases during 2007 and 2008:

			Total Number of	Maximum Dollar
			Shares Purchased	Value of Shares
	Total Number of	Average Price	as Part of Publicly	Remaining to be Purchased
Table 22	Shares Purchased	Paid per Share	Announced Plans(1)	Under the Plans(1)

July 2007	—	$—	—	$1,500,000
August 2007(2)	696	18.79	—	1,500,000
September 2007	—	—	—	1,500,000

Three months ended September 30, 2007	696	18.79	—	1,500,000

October 2007	—	—	—	1,500,000
November 2007(2)	24,393	17.60	23,442	1,000,370
December 2007	4,889	17.64	4,889	1,000,370

Three months ended December 31, 2007	29,282	17.61	28,331	1,000,370

Twelve months ended December 31, 2007	29,978	$17.64	28,331	$1,000,370

April 2008(3)	2,941	$10.97	—	$1,000,370
May 2008	—	—	—	1,000,370
June 2008	—	—	—	—

Three months ended June 30, 2008	2,941	$10.37	—	$—

July 2008	—	$—	—	$—
August 2008(3)	547	4.34	—	—
September 2008	—	—	—	—

Three months ended September 30, 2008	547	$4.34	—	$—

October 2008	—	$—	—	$—
November 2008(3)	722	4.00	—	—
December 2008	—	—	—	—

Three months ended December 31, 2008	722	$4.00	—	$—

Twelve months ended December 31, 2008	4,210	$8.91	—	$—

(1)	Plan announced in June 2006 to repurchase up to $1.50 million of common stock through June 30, 2007. In June 2007, the plan was renewed to allow purchases of up to $1.50 million of common stock through June 30, 2008. The plan was not subsequently renewed.

(2)	Includes 951 shares purchased pursuant to vesting of stock awards.

(3)	Shares purchased pursuant to vesting of stock awards.
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

58 — Columbia Bancorp

The following table presents Columbia Bancorp’s capital ratios compared to regulatory minimums for capital adequacy purposes as of December 31:
Table 23

		Well-
	Minimum	Capitalized	December 31, 2008	December 31, 2007
Total risk-based capital
Columbia Bancorp	8.00%	N/A	8.90%	11.76%
Columbia River Bank	8.00%	10.00%	8.75%	11.23%
Tier 1 risk-based capital
Columbia Bancorp	4.00%	N/A	7.64%	10.51%
Columbia River Bank	4.00%	6.00%	7.49%	9.98%
Teir 1 leverage ratio
Columbia Bancorp	4.00%	N/A	6.41%	9.75%
Columbia River Bank	4.00%*	5.00%*	6.29%	9.26%

*	Pursuant to the regulatory order issued by the FDIC and DFCS, the Bank must maintain Tier 1 leverage ratio of at least 10.00%.
Pursuant to the regulatory order issued by the FDIC and the DFCS, we must maintain a Tier 1 leverage ratio of at least 10.00% within 90 days of the order, and within 60 days of the regulatory order we must adopt a plan to thereafter meet and maintain the risk-based capital ratios required to be “well capitalized”. Actions to preserve and increase capital levels during 2008 included the following:
•	Suspension of board of director fees beginning in July 2008.

•	Suspension of stockholder dividends beginning in the third quarter of 2008.

•	Closure of mortgage banking business in September 2008, eliminating 39 positions.

•	Reduction in workforce eliminating 20 other positions in September 2008.

•	Sale of credit card portfolio at a gain of $1.23 million in September 2008.

•	Closure of Lake Oswego branch in October 2008.
Going forward, the Bank plans to improve its capital levels primarily through a strategy of reducing its overall asset size, resolving problem loans to minimize further losses and by lowering staff levels commensurate with the anticipated decrease in the size of the Bank.
In March 2009, the Bank began to implement a plan to relocate and consolidate certain administrative departments from downtown Vancouver, Washington to The Dalles, Oregon where Columbia’s corporate headquarters have been located since 1977. The plan includes the elimination of Columbia’s Chief Operating Officer and Director of Human Resources positions which were at the executive level. The Bank had planned to continue its expansion into Southwest Washington as a natural extension of its market area. However, following the economic downturn of 2008, the Bank now plans to relocate certain administrative functions back to The Dalles and refocus on its historical successes as a leading provider of superior deposit products, credit facilities and other financial services in the small to medium sized communities within our natural footprint. Management expects that these measures will provide benefits in terms of both liquidity and capital management while substantially reducing occupancy and general and administrative expense.
Expected financial benefits of this relocation plan include:
•	Annual cost savings of $522,000 due to elimination of six staff positions, including two executive officer positions.

•	Additional annual cost savings of $322,000 due to other restructuring of staff positions and salary reductions.

•	Reduction in occupancy and overhead expenses related to facilities in downtown Vancouver, Washington.

59 — Columbia Bancorp

Overall, estimated annual cost savings from staffing reductions total $3.14 million, a portion of which will phase-in by the middle of 2009 as the relocation is completed.
In addition, in order to preserve or grow capital, management may also look to the following options:
•	Continued reductions in other overhead expenses

•	Sale leaseback of branch facilities

•	Sale and/or participation of loans

•	Raise capital from third party investor(s)

•	Future participation in Government relief programs if such future programs benefit a community bank such as Columbia River Bank
Management has considered and investigated various capital raising options with third party investors, none of which have been successfully finalized. As a result, the Bank is proceeding as though no third party capital will be available in the near term.
Liquidity
We have adopted policies to address our liquidity requirements, particularly with respect to customer needs for borrowing and deposit withdrawals. Our main sources of liquidity are customer deposits; sales of loans; sales and maturities of investment securities; overnight federal funds purchases; advances from the Federal Home Loan Bank (“FHLB”); short-term borrowings from the Federal Reserve Discount Window (“FRB”); and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and are often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition, economic conditions and other factors.
Measurable liquid assets include the following: cash and due from banks, excluding vault cash; interest bearing deposits with other banks; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $174.40 million, or 16% of total assets, as of December 31, 2008, compared to $87.51 million, or 8% of total assets, as of December 31, 2007 and $146.34 million, or 14% of total assets, as of December 30, 2006. As of December 31, 2008, undrawn liquidity from correspondent bank, FRB and FHLB credit lines totaled $65.52 million.
As of December 31, 2008, we had a federal funds line of credit agreement with one financial institution. Maximum aggregate borrowings available under this credit line total $10.00 million. This credit line supports short-term liquidity requirements and generally cannot be used for more than 1 to 30 consecutive business days. During the year ended December 31, 2008, five financial institutions withdrew lines of credit totaling $58.00 million. In February 2009, the remaining financial institution withdrew their federal funds line.
The credit and financial crisis affecting financial institutions across the country may become more acute and may cause significant liquidity shortages. In our case, our liquidity may be affected by the loss of lines of credit with other banks and by the rapid withdrawal of deposits. In response, we have accumulated a higher than normal level of liquid assets to prepare for these possibilities. We have also pledged additional assets to FHLB and the FRB to increase our borrowing capacity. In addition, the increase in FDIC insurance limits from $100,000 to $250,000, along with the extension of FDIC coverage to all non-interest bearing transaction deposits is increasing our overall insured deposit balances.

60 — Columbia Bancorp

During the first three consecutive quarters of 2008, our liquidity was strained as loan growth outpaced retail deposit growth. As a result, we relied on wholesale borrowing sources to support loan growth and meet liquidity requirements. However, during the fourth quarter of 2008 we strategically reduced our reliance on brokered deposits, which are obtained through third parties, such as brokered certificates of deposits, certificate of deposit account registry system deposits, and other out-of-market deposits. As we work to reposition our balance sheet, our objective is to decrease the ratio of loans to deposits. To accomplish this, we participated loans to other financial institutions and were very selective in the renewal of loans at maturity. In the coming quarters, we will likely decline loan renewals for borrowers who have violated loan terms, have poor repayment history or have other risk factors that we find unacceptable going forward. We plan to continue to reposition our balance sheet in 2009, and we would expect to continue to sell or participate additional loans to other financial institutions if the opportunity arises. We also expect to continue to be selective in the granting of new loans and the renewal or extension of existing loans to insure that we maintain high quality borrowers as clients.
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
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash provided by operating activities increased $4.02 million, or 22%, from 2007 to 2008. The increase is primarily due to higher provision for loan losses, and the one-time charges of goodwill impairment. From 2006 to 2007, net cash provided by operating activities decreased by $1.16 million, or 6%, as a result of loan growth.
Net cash used in investing activities decreased $33.82 million, or 47%, due primarily to decreases in loan balances resulting from loan sales, participations with other financial institutions, transfer to OREO and loan charge-offs. From 2006 to 2007, net cash used in investing activities decreased $59.67 million, or 46%, primarily due to slower loan growth during 2007.
Net cash from financing activities increased $108.71 million, due primarily to increases in FHLB borrowings and time deposit balances. From 2006 to 2007, net cash from financing activities decreased $176.22 million, or 102%, primarily resulting from slower deposit growth and repayments of short-term borrowings during 2007.
Inflation
We do not consider the long-term effects of inflation, as measured by the Consumer Price Index, material to our financial position and results of operations.

61 — Columbia Bancorp

Off-Balance Sheet Arrangements
In the normal course of business, we utilize financial instruments with off-balance sheet risk to meet the financing needs of our customers, including loan commitments to extend credit, commercial letters of credit, standby letters of credit, and commitments to fund mortgage loans.
Our potential exposure to credit loss for commitments to extend credit and for letters of credit is limited to the contractual amount of those instruments. A credit loss would be triggered in the event of nonperformance by the other party. When extending off-balance sheet commitments and conditional obligations, we follow the same credit policies established for our on-balance-sheet instruments.
Off-balance sheet liabilities were as follows for the year ended December 31:

Table 24 (dollars in thousands)	2008	2007	2006

Commitments to extend credit	$145,814	$229,716	$236,582
Commitments to originate loans held-for-sale	—	7,170	8,723
Undisbursed credit card lines of credit	—	24,618	21,265
Commercial and standby letters of credit	2,045	3,200	3,504

Total	$147,859	$264,704	$270,074

Commitments to extend credit decreased from 2007 to 2008 primarily due to our efforts to reduce loan commitments by only renewing and extending credit to high quality borrowers. This was part of a strategy to lower the ratio of loans to deposits. Commitments to originate loans held-for-sale decreased following our closure of the CRB Mortgage Team, which originated loans to be sold on the secondary market. Following the sale of our credit card portfolio, we have no further commitment to fund credit card advances. We expect that commitments to extend credit will continue to decline in the coming quarters.

62 — Columbia Bancorp

Contractual Obligations
Our contractual obligations include notes due to the Federal Home Loan Bank of Seattle, operating leases, deferred compensation and salary continuation plans. Detailed below is a schedule of our current contractual obligations by maturity and/or anticipated payment date:

	Payment due by Period
Table 25		Less than			More than	Unspecified
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years	maturity

Long-term debt obligations Federal Home Loan Bank notes	$36,613	$18,152	$18,000	$461	$—	$—
Operating lease obligations	14,469	1,711	3,396	2,554	6,808	—
Other long term liabilities (1)	1,833	574	—	—	—	1,259

Total	$52,915	$20,437	$21,396	$3,015	$6,808	$1,259

(1)	Amount includes deferred compensation and salary continuation plan benefit obligations.
Recently Issued Accounting Standards
In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-04 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and requires the employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-04 is effective for fiscal years beginning after December 15, 2007. The effects of applying this Issue are recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Columbia has an endorsement split-dollar life insurance policy that serves as a post-employment benefit to a covered employee. As a result of adoption, Columbia recognized a cumulative-effect adjustment to retained earnings of $59,094.
In June 2008 the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this FSP is not expected to have a material impact on Columbia’s consolidated financial statements.

63 — Columbia Bancorp

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
In the banking industry, a major risk involves changing interest rates, which can have a significant impact on our profitability. We manage exposure to changes in interest rates through asset and liability management activities within the guidelines established by our Asset Liability Committees (“ALCO”). We have two levels of ALCO oversight and management: Management ALCO, which meets at least monthly, and Board ALCO, which meets quarterly. Our Board ALCO has responsibility for establishing the tolerances and monitoring compliance with asset-liability management policies, including interest rate risk exposure, capital position, liquidity management and the investment portfolio. Our Management ALCO has responsibility to manage the daily activities necessary to ensure compliance with asset-liability management policies and tolerances. Board ALCO minutes are provided to the Board of Directors for review and approval.
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
The table below shows the simulated percentage change in forecasted net interest income and the economic value of equity based on changes in the interest rate environment as of December 31, 2008. The change in interest rates assumes an immediate, parallel and sustained shift in the base interest rate forecast. Through these simulations, we estimate the impact on net interest income and present value of equity based on a 100 and 300 basis point upward and downward gradual change of market interest rates over a one-year period. The analysis did not allow rates to fall below zero.

	Percent Change	Percent Change
Table 26	in Net Interest	in Present Value
Change in Interest Rates	Income	of Equity
-200 Basis points	-1.15%	-2.65%
-100 Basis points	-0.59%	-2.04%
+100 Basis points	1.02%	0.60%
+200 Basis points	2.68%	1.35%
+300 Basis points	8.38%	2.87%
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

64 — Columbia Bancorp

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Selected Quarterly Financial Data (unaudited) — The following tables set forth Columbia’s unaudited consolidated financial data regarding operations for each quarter of 2008 and 2007. This information, in the opinion of Management, includes all normal and recurring adjustments to fairly state the information contained in the tables. Certain amounts previously reported have been reclassified to conform to the current presentation. These reclassifications had no net impact on the results of operations.

	2008 Quarterly Financial Data
Table 27	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Income Statement Data
Interest income	$18,465	$16,690	$16,180	$13,626	$64,961
Interest expense	6,103	5,479	5,989	6,776	24,347

Net interest income	12,362	11,211	10,191	6,850	40,614
Loan loss provision	3,050	5,650	25,400	9,010	43,110

Net interest income (loss) after loan loss provision	9,312	5,561	(15,209)	(2,160)	(2,496)
Non-interest income	2,959	3,181	2,085	4,069	12,294
Non-interest expense	10,344	9,476	10,241	19,096	49,157

Income (loss) before provision for income taxes	1,927	(734)	(23,365)	(17,187)	(39,359)
Provision for (benefit from) income taxes	708	(528)	(9,274)	(3,907)	(13,001)

Net income (loss)	$1,219	$(206)	$(14,091)	$(13,280)	$(26,358)

Earnings (Loss) Per Share
Basic earnings (loss) per common share	$0.12	$(0.02)	$(1.41)	$(1.32)	$(2.63)
Diluted earnings (loss) per common share	$0.12	$(0.02)	$(1.41)	$(1.32)	$(2.63)

	2007 Quarterly Financial Data
	First	Second	Third	Fourth
(In thousands except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Income Statement Data
Interest income	$18,923	$20,495	$20,412	$19,694	$79,524
Interest expense	6,010	7,101	6,872	6,525	26,508

Net interest income	12,913	13,394	13,540	13,169	53,016
Loan loss provision	1,025	2,325	800	590	4,740

Net interest income after loan loss provision	11,888	11,069	12,740	12,579	48,276
Non-interest income	2,646	2,778	2,555	2,861	10,840
Non-interest expense	9,014	9,024	9,166	8,870	36,074

Income before provision for income taxes	5,520	4,823	6,129	6,570	23,042
Provision for income taxes	2,067	1,817	2,252	2,424	8,560

Net income	$3,453	$3,006	$3,877	$4,146	$14,482

Earnings Per Share
Basic earnings per common share	$0.35	$0.30	$0.39	$0.41	$1.45
Diluted earnings per common share	$0.34	$0.30	$0.38	$0.41	$1.42

65 — Columbia Bancorp

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Columbia Bancorp and Subsidiary
We have audited the accompanying consolidated statement of financial condition of Columbia Bancorp and Subsidiary (Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on internal control over financial reporting based on our audits.
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

66 — Columbia Bancorp

Page 2: Report of Independent Registered Public Accounting Firm
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Columbia Bancorp and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Columbia Bancorp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon
March 25, 2009

67 — Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$39,245,220	$30,667,066
Interest bearing deposits with banks	25,742,260	12,457,082
Federal funds sold	117,491,560	49,099,652

Total cash and cash equivalents	182,479,040	92,223,800

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	19,218,096	19,626,384
Equity securities available-for-sale, at fair value	1,673,409	1,147,488
Debt securities held-to-maturity, at amortized cost, estimated fair value $8,284,350, and $11,081,097 at December 31, 2008 and 2007, respectively	8,130,397	10,969,311
Restricted equity securities	3,054,500	2,439,100

Total investment securities	32,076,402	34,182,283

LOANS
Loans held-for-sale	—	8,138,971
Loans, net of allowance for loan losses and unearned loan fees	838,949,514	858,691,380

Total loans	838,949,514	866,830,351

OTHER ASSETS
Property and equipment, net of accumulated depreciation	23,627,864	21,500,300
Accrued interest receivable	4,843,767	6,786,048
Other real estate owned	9,622,472	515,701
Goodwill	—	7,389,094
Other assets	30,694,506	13,280,052

Total other assets	68,788,609	49,471,195

TOTAL ASSETS	$1,122,293,565	$1,042,707,629

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$215,922,354	$224,091,709
Interest bearing demand deposits	271,244,206	303,234,920
Savings accounts	30,873,113	35,783,821
Time certificates	486,156,648	359,782,460

Total deposits	1,004,196,321	922,892,910

OTHER LIABILITIES
Federal Home Loan Bank advances and other short-term borrowings	36,612,730	6,277,959
Accrued interest payable and other liabilities	6,435,889	7,174,928
Junior subordinated debentures	—	4,124,000

Total other liabilities	43,048,619	17,576,887

Total liabilities	1,047,244,940	940,469,797

COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS’ EQUITY
Common stock, no par value, 20,000,000 shares authorized; 10,067,347 and 10,043,572 shares issued and outstanding at December 31, 2008 and 2007, respectively	55,698,975	55,393,110
Retained earnings	19,242,169	46,764,304
Accumulated other comprehensive income, net of taxes	107,481	80,418

Total shareholders’ equity	75,048,625	102,237,832

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,122,293,565	$1,042,707,629

See accompanying notes.

68 — Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2008	2007	2006
INTEREST INCOME
Interest and fees on loans	$62,553,495	$75,104,128	$67,027,115
Interest on investments:
Taxable investment securities	820,633	1,102,856	993,258
Nontaxable investment securities	386,470	482,592	548,389
Interest on federal funds sold	736,882	1,984,829	1,416,362
Other interest and dividend income	463,645	849,197	688,660

Total interest income	64,961,125	79,523,602	70,673,784

INTEREST EXPENSE
Interest on interest bearing demand deposit and savings accounts	6,595,226	8,841,941	6,931,301
Interest on time certificates	16,627,900	16,616,063	9,406,782
Other borrowed funds	1,123,493	1,050,046	1,664,267

Total interest expense	24,346,619	26,508,050	18,002,350

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	40,614,506	53,015,552	52,671,434
PROVISION FOR LOAN LOSSES	43,110,000	4,740,000	2,900,000

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(2,495,494)	48,275,552	49,771,434

NON-INTEREST INCOME
Service charges and fees	4,989,125	4,404,498	4,316,134
Mortgage banking revenue	3,003,703	3,802,743	3,175,893
Financial services revenue	1,072,827	1,055,863	870,787
Credit card discounts and fees	623,729	561,496	493,122
Gain on sale of credit card portfolio	1,233,844	—	—
Net gain (loss) on sale or call of investment securities	16,211	(6,236)	(46)
Other non-interest income	1,354,492	1,021,800	965,345

Total non-interest income	12,293,931	10,840,164	9,821,235

NON-INTEREST EXPENSE
Salaries and employee benefits	20,791,956	20,426,717	20,503,987
Occupancy expense	5,453,002	4,697,444	3,897,303
Advertising	891,058	846,350	805,381
Item and statement processing	720,142	812,731	904,713
Data processing expense	642,029	576,968	577,067
Goodwill impairment	7,389,094	—	—
Other real estate owned impairment	2,295,930	—	—
Other non-interest expense	10,973,979	8,713,566	7,684,201

Total non-interest expense	49,157,190	36,073,776	34,372,652

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(39,358,753)	23,041,940	25,220,017
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(13,000,804)	8,560,080	9,444,897

NET INCOME (LOSS)	(26,357,949)	14,481,860	15,775,120

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	49,707	158,575	100,383
Reclassification adjustment for (gains) losses included in net income	(9,905)	3,919	—
(Decrease) in fair value of interest rate swap	(12,739)	(36,948)	(23,217)

Other comprehensive income, net of taxes	27,063	125,546	77,166

COMPREHENSIVE INCOME (LOSS)	$(26,330,886)	$14,607,406	$15,852,286

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$(2.63)	$1.45	$1.60

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK	$(2.63)	$1.42	$1.55

See accompanying notes.
69 — Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’
	Shares	Amount	Earnings	Income/(Loss)	Equity

BALANCE, December 31, 2005	8,965,408	$33,425,084	$44,189,700	$(122,294)	$77,492,490
Stock-based compensation expense	—	294,216	—	—	294,216
Stock options exercised and stock awards granted	119,119	807,878	—	—	807,878
Income tax benefit from stock-based compensation	—	484,336	—	—	484,336
Repurchase of common stock	(1,136)	(31,070)	—	—	(31,070)
10% stock dividend and cash paid for fractional shares	896,146	19,786,904	(19,795,632)	—	(8,728)
Cash dividends, $0.39 per common share	—	—	(3,873,747)	—	(3,873,747)
Net income and other comprehensive income	—	—	15,775,120	77,166	15,852,286

BALANCE, December 31, 2006	9,979,537	54,767,348	36,295,441	(45,128)	91,017,661
Stock-based compensation expense	—	358,624	—	—	358,624
Stock options exercised and stock awards granted	94,013	610,519	—	—	610,519
Income tax benefit from stock-based compensation	—	185,342	—	—	185,342
Repurchase of common stock	(29,978)	(528,723)	—	—	(528,723)
Cash dividends, $0.40 per common share	—	—	(4,012,997)	—	(4,012,997)
Net income and other comprehensive income	—	—	14,481,860	125,546	14,607,406

BALANCE, December 31, 2007	10,043,572	55,393,110	46,764,304	80,418	102,237,832
Cumulative effect of change in accounting principle — split-dollar life insurance benefit	—	—	(59,094)	—	(59,094)
Stock-based compensation expense	—	344,801	—	—	344,801
Stock options exercised and stock awards granted	27,985	63,676	—	—	63,676
Income tax benefit from stock options exercised	—	1,563	—	—	1,563
Income tax adjustment for stock awards	—	(67,180)	—	—	(67,180)
Repurchase of common stock	(4,210)	(36,995)	—	—	(36,995)
Cash dividends, $0.11 per common share	—	—	(1,105,092)	—	(1,105,092)
Net loss and other comprehensive income	—	—	(26,357,949)	27,063	(26,330,886)

BALANCE, December 31, 2008	10,067,347	$55,698,975	$19,242,169	$107,481	$75,048,625

See accompanying notes.

70 — Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,357,949)	$14,481,860	$15,775,120
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net accretion of premiums and discounts on investment securities	(22,107)	(57,923)	(44,477)
Net (gain)/loss on sale or call of investment securities	(16,211)	6,236	46
Gain on sale of credit card portfolio	(1,233,844)	—	—
Loss (gain) on sale of mortgage loans	798,184	704,823	(133,640)
Net loss on sale or write-down of property, equipment and other real estate owned	2,279,180	49,485	189,797
Depreciation and amortization of property and equipment	2,858,103	2,531,659	2,028,782
Loss from limited partnerships	225,378	119,216	29,550
Stock-based compensation expense	344,801	358,624	344,849
Income tax benefit from stock-based compensation expense	(1,563)	(185,342)	(484,336)
Deferred income tax benefit	(8,301,329)	(598,021)	(429,130)
Provision for loan losses	43,110,000	4,740,000	2,900,000
(Reduction in)/provision for losses from off-balance sheet financial instruments	(167,000)	85,000	73,000
Goodwill impairment	7,389,094	—	—
Increase (decrease) in cash due to changes in certain assets and liabilities:
Proceeds from the sale of mortgage loans held-for-sale	119,673,766	141,375,688	100,016,040
Production of mortgage loans held-for-sale	(112,332,979)	(142,681,650)	(101,674,552)
Accrued interest receivable	1,942,281	(268,145)	(902,805)
Other assets	(526,323)	(510,245)	1,642,377
Accrued interest payable and other liabilities	(6,928,925)	(1,439,778)	62,575

Net cash provided by operating activities	22,732,557	18,711,487	19,393,196

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from the sale of available-for-sale securities	3,015,587	—	—
Proceeds from the maturity and call of available-for-sale securities	11,527,512	8,935,000	6,185,000
Purchases of available-for-sale securities	(14,555,034)	(8,554,397)	(8,953,633)
Proceeds from the maturity or call of held-to-maturity securities	2,836,676	3,660,637	2,248,847
Purchases of held-to-maturity securities	—	(202,623)	(205,907)
Purchases of restricted equity securities	(615,400)	—	—
Net change in loans made to customers	(41,566,120)	(69,645,746)	(131,429,100)
Proceeds from sale of loans	7,772,738	—	6,623,242
Investment in low-income housing tax credits	(189,502)	(225,379)	(143,000)
Investment in state tax credits	(1,431,069)	(124,683)	(261,197)
Proceeds from the sale of property and equipment	517,103	36,680	—
Proceeds from the sale of other real estate owned	645,125	200,127	—
Proceeds from the sale of repossessed assets	—	27,179	—
Purchase of employee residence under relocation benefit	—	—	(613,211)
Proceeds from sale of employee residence under relocation benefit	—	513,649	—
Payments made for purchase of property and equipment	(5,497,750)	(5,975,929)	(4,473,695)

Net cash used in investing activities	(37,540,134)	(71,355,485)	(131,022,654)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	(45,070,777)	(20,815,368)	44,277,719
Net change in time certificates	126,374,188	84,642,790	106,965,609
Net borrowings from (repayments of) short-term notes payable	(850,000)	(49,777,093)	29,777,093
Proceeds from long-term borrowings	40,000,000	—	—
Repayments of long-term borrowings	(9,187,462)	(13,959,261)	(5,453,731)
Repayment of junior subordinated debentures	(4,124,000)	—	—
Dividends paid and cash paid for fractional shares	(2,110,880)	(4,005,163)	(3,772,096)
Proceeds from stock options exercised	67,180	610,519	807,878
Income tax benefit from stock-based compensation expense	1,563	185,342	484,336
Repurchase of common stock	(36,995)	(528,723)	(31,070)

Net cash provided by (used in) financing activities	105,062,817	(3,646,957)	173,055,738

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	90,255,240	(56,290,955)	61,426,280
CASH AND CASH EQUIVALENTS, beginning of year	92,223,800	148,514,755	87,088,475

CASH AND CASH EQUIVALENTS, end of year	$182,479,040	$92,223,800	$148,514,755

71 — Columbia Bancorp

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$24,621,124	$26,015,584	$17,933,603

Taxes paid in cash	$2,200,000	$8,800,000	$9,125,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain or loss on available-for-sale securities, net of tax	$39,802	$162,494	$100,383

Change in fair value of interest-rate swap, net of tax	$(12,739)	$(36,948)	$(23,217)

Cash dividend declared and payable after year-end	$—	$1,005,788	$997,954

Transfers of loans to other real estate owned	$11,659,092	$547,651	$202,850

Reclassify liability for off-balance-sheet financial instrument credit losses	$—	$—	$690,000

See accompanying notes.

72 — Columbia Bancorp

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and nature of operations — Columbia Bancorp (“Columbia”) was incorporated October 3, 1995, and became the holding company of Columbia River Bank (the “Bank”) effective January 1, 1996. Substantially all activity of Columbia is conducted through its subsidiary bank. The Bank is a state-chartered financial institution authorized to provide banking services in the states of Oregon and Washington. Columbia and the Bank are subject to regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.
The Bank provides retail and commercial banking services, including lending, deposit accounts and other ancillary services. The Bank also originated and sold residential mortgage loans into the secondary market (discontinued during 2008). The Bank also offers a wide range of non-Federal Deposit Insurance Corporation (“FDIC”) insured financial products and services to consumers through arrangements with Primevest Financial Services, Inc., a registered securities broker-dealer.
With its administrative headquarters in The Dalles, Oregon, the Bank operates 21 branch facilities: 14 in Oregon and 7 in Washington. Oregon branches are located in Wasco, Hood River, Deschutes, Jefferson, Umatilla, Clackamas and Yamhill counties of Oregon. Washington branches are located in Klickitat, Benton, Franklin, Clark, and Yakima counties of Washington.
All significant intercompany accounts and transactions between Columbia and its subsidiary have been eliminated in the preparation of the consolidated financial statements.
Management’s estimates and assumptions — Preparation of the consolidated financial statements, in conformity with generally accepted accounting principles, requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates. Calculation of the allowance for loan losses, the fair value of financial instruments and the impairment of goodwill represent the most significant Management estimates.
Cash and cash equivalents — Cash and cash equivalents include cash on hand, amounts due from other banks, interest bearing deposits with other banks and federal funds sold. Cash and due from banks include amounts the Bank is required to maintain to meet certain average reserve and compensating balance requirements of the Federal Reserve. As of December 31, 2008 and 2007, the Bank had no reserve requirement to be maintained at the Federal Reserve; however, total clearing balance requirements as of December 31, 2008 and 2007 were $400,000.
Investment securities — Columbia is required to specifically identify its investment securities as “held-to-maturity,” “available-for-sale,” or “trading.” Management has determined that all investment securities held as of December 31, 2008 and 2007 were either “held-to-maturity” or “available-for-sale” and conform to the following accounting policies:
Securities held-to-maturity — Bonds, notes and debentures for which Columbia has the intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income, using the interest method over the period to maturity.
Securities available-for-sale — Available-for-sale securities consist of bonds, notes, debentures and certain equity securities not classified as held-to-maturity securities. Securities are generally classified as available-for-sale if the instrument may be sold in response to factors such as (1) changes in market interest rates and related changes in the prepayment risk, (2) needs for liquidity, (3) changes in the availability of and the yield on alternative instruments and (4) changes in funding sources and terms. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as other comprehensive income or loss and carried as accumulated comprehensive income or loss within shareholders’ equity until realized. Fair values for these investment securities are based on quoted market prices. Gains and losses on the sale of available-for-sale securities are calculated using the specific-identification method. Premiums and discounts are recognized in interest income using the effective interest method over the period to maturity.
73 — Columbia Bancorp

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
Restricted equity securities — Columbia’s equity investments in the Federal Home Loan Bank of Seattle and the Federal Agriculture Mortgage Corporation are classified as restricted equity securities since ownership of these instruments is restricted and there is no active market for them. These investments are carried at cost.
Loans held-for-sale — Loans held-for-sale consist primarily of residential mortgage loans originated by the Bank that are intended to be sold in the secondary market. Loans held-for-sale are carried at the lower of cost or estimated fair value. Fair value is determined on an aggregate loan basis. As of December 31, 2007, loans held-for-sale were carried at cost, which approximated fair market value. As of December 31, 2008, there were no loans held-for-sale, following the closure of CRB Mortgage Team.
Loans, net of allowance for loan losses and unearned loan fees — Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and by unearned loan fees, net of deferred loan costs. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.
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
Property and equipment — Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which range from three to seven years for furniture and equipment, and an average of 31 1/2 years for building premises. Amortization of leasehold improvements is computed over the life of the related lease, or the life of the related asset, whichever is shorter. Repairs and maintenance that do not extend the useful life of the assets are expensed.

74 — Columbia Bancorp

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
Goodwill — Goodwill represents the excess of cost over the fair value of net assets acquired from the purchase of Valley Community Bancorp in 1998. The Bank previously amortized goodwill on a straight-line basis over a 15-year period until December 31, 2001. Following the adoption of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Bank ceased amortization effective January 1, 2002. As required by SFAS No. 142, the Bank assesses goodwill impairment on an annual basis. The assessment of the fair value of goodwill is based on current market capitalization, discounted cash flows from forecasted earnings and an evaluation of current industry purchase transactions. The evaluation of the fair value of goodwill involves a substantial amount of judgment. Given the current economic environment, goodwill impairment testing was evaluated under the “stage two” analysis defined in SFAS No. 142. The stage two analysis of goodwill impairment required Management to evaluate the fair market value of the Company from the perspective of a potential purchaser. In that light, Management utilized public information for sales transactions of similar organizations, occurring within the last 5 years, as well as discrete information from loan sales occurring in a similar economic environment of the 1980’s. Based on this analysis, with a valuation date of December 31, 2008, it was concluded that the recorded goodwill was impaired; as such an impairment charge totaling $7.39 million is included in the income statement as a non-interest expense item.
Investment in limited partnerships — Columbia has a 10.00% interest in Homestead Equity Fund A — Oregon and a 5.56% interest in Homestead Western Communities Fund L.P. Both partnerships own and operate low-income housing projects. The investments qualify as part of Columbia’s ongoing compliance with the Community Reinvestment Act. Columbia receives tax benefits in the form of deductions for operating losses and tax credits. The tax credits may be used to reduce taxes currently payable or may be carried back one year or forward 20 years to recapture or reduce taxes. Columbia uses the equity method to account for its interest in the partnerships’ operating results; tax credits are recorded in the years they become available to reduce income taxes.
Other real estate owned — Other real estate owned represents property acquired through foreclosure or deeds in lieu of foreclosure and is carried at the lower of cost or estimated net realizable value. Net realizable value is determined based on real estate appraisals or and other valuation information, less estimated selling costs. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest income and expense. As of December 31, 2008 and 2007, other real estate owned totaled $9.62 million and $515,701, respectively.
Income taxes — Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.
75 — Columbia Bancorp

Effective January 1, 2007, Columbia adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48) and it did not have a significant impact on Columbia’s financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the elimination of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of the January 1, 2007 date of adoption of FIN 48 and as of December 31, 2008 and 2007, Columbia had an insignificant amount of unrecognized tax benefits, none of which would affect the effective tax rate if recognized. Columbia does not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. Columbia’s policy is to recognize interest and penalties on unrecognized tax benefits in the “Provision for (Benefit from) Income Taxes” in the Consolidated Statements of Operations. The amount of interest and penalties accrued for the years ended December 31, 2008 and 2007 was immaterial. Columbia files consolidated U.S. federal and Oregon income tax returns which are no longer subject to examinations by tax authorities for years prior to 2005.
Advertising — Advertising costs are charged to expense during the year in which they are incurred. Advertising expenses include promotional expenses such as public relations costs and donations, and were $891,058, $846,350, and $805,381 for the years ended December 31, 2008, 2007, and 2006, respectively.
Earnings (loss) per share — Basic earnings per share is computed by dividing net income (loss) available to shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued, unless the impact is anti-dilutive. Included in the denominator is the dilutive effect of stock options and awards computed by the treasury stock method. Due to the year to date net loss position of the company, potentially dilutive common shares were excluded from the calculation of diluted weighted average shares outstanding, including un-exercised stock options and unvested restricted stock awards, totaling 294,178 weighted average shares for the year ended December 31, 2008.
Share-based payment — On January 1, 2006, Columbia adopted SFAS No. 123 (Revised 2004) “Share-Based Payment” that requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires adoption as of January 1, 2006, the first day of Columbia’s 2006 fiscal year. In accordance with the modified prospective transition method, Columbia’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Upon adoption, Columbia elected to use the short-cut method provided by FASB Staff Position No. FAS 123(R)-3 to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).

76 — Columbia Bancorp

Off-balance-sheet financial instruments — In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments including commitments to extend credit, commitments under credit card arrangements, commercial letters of credit and standby letters of credit. These financial instruments are recorded in the consolidated financial statements when they are funded or related fees are incurred or received. Columbia monitors these off-balance-sheet items regularly along with its liquidity position to ensure funds are available if these commitments are funded.
Derivative financial instruments — Derivative instruments, including certain derivative instruments embedded in other contracts, are recognized in the consolidated balance sheets at fair value. Accounting for gains or losses from changes in a derivative instrument’s fair value is contingent upon whether the derivative instrument qualifies as a hedge.
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
Columbia formally documents the relationship between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking any hedge transaction. This process includes linking all derivative instruments that are designated as fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific forecasted transactions. Columbia used an interest-rate swap to mitigate the variability of interest payments on its junior subordinated debentures. The interest-rate swap expired in January 2008.
Fair value of financial instruments — The following methods and assumptions were used by Columbia in estimating fair values of financial instruments as disclosed herein:
Held-to-maturity, available-for-sale, equity securities and restricted equity securities — Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices in active markets for similar assets or liabilities, or quoted prices for identical assets or liabilities that are not active. The carrying value of restricted equity securities approximates fair value.
Loans receivable — The carrying value of variable rate loans that re-price frequently and have no significant change in credit risk approximates fair value. Fair values for certain mortgage loans (for example, one-to-four family residential loans), credit card loans, and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for fixed-rate commercial real estate and commercial loans are estimated using a present value of future expected cash flow methodology. The carrying value of impaired loans approximates fair value.
Deposit liabilities — The fair value of deposits with no stated maturity is equal to the amount payable on demand. The fair value of time certificates of deposit is estimated using a present value of future cash flow methodology. Present value is measured using current market interest rates and contractual cash flows.
Short-term borrowings — The carrying value of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings maturing within 90 days approximates fair value. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Bank’s current incremental borrowing rates for similar types of borrowing arrangements.
77 — Columbia Bancorp

Long-term debt — The fair value of Columbia’s long-term debt is estimated using a discounted cash flow analysis based on Columbia’s current incremental borrowing rate for similar types of borrowing arrangements.
Off-balance-sheet instruments — The Bank’s off-balance-sheet instruments include unfunded commitments to extend credit and standby and performance letters of credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market prices and the inability to estimate fair value without incurring excessive costs.
Recently issued accounting standards — In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-04 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods and requires the employer to recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-04 is effective for fiscal years beginning after December 15, 2007. The effects of applying this Issue are recognized through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Columbia has an endorsement split-dollar life insurance policy that serves as a post-employment benefit to a covered employee. As a result of adoption, Columbia recognized a cumulative-effect adjustment to retained earnings of $59,094.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of this FSP is not expected to have a material impact on Columbia’s financial statements.
Reclassifications — Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to the current year presentations. These reclassifications have no effect on previously reported net income.
NOTE 2 REGULATORY ORDER AND MANAGEMENT’S PLAN
During 2008, Columbia was directly affected by the fallout from the series of events labeled the “subprime lending crisis” in mid-2007. Columbia has substantial concentrations of residential land acquisition and development loans to builders and developers in the markets of Central Oregon and the Willamette Valley. The slowdown in residential demand has also caused the underlying collateral values of these properties to decline and led to the need for Columbia to take increased provisions for loan losses as well as higher charge-offs and other real estate owned write-downs. The operating loss posted by Columbia in 2008 is largely a result of these provisions and write-downs.
The FDIC and the Oregon Division of Finance and Corporate Securities (“DFCS”), the Bank’s principal regulators, primarily as a result of Columbia’s recent operating losses and levels of non-performing assets, imposed certain operating restrictions on the Bank, many of which have already been implemented by the Bank. On February 9, 2009, the Bank stipulated to the issuance of a cease and desist order against the Bank, by the FDIC and DFCS, based on certain findings from an examination of the Bank concluded in September 2008. In entering into the stipulation and consenting to entry of the order, the Bank did not concede the findings or admit to any of the assertions therein, but it did agree to adopt and implement a corrective program to address certain deficiencies noted in the examination.

78 — Columbia Bancorp

Among the required corrective actions required are for the Bank to maintain above-normal capital levels, including the Tier 1 leverage ratio. The threshold for this ratio has been set at 10% for the Bank to be considered “well capitalized” which is normally set at 5%. In addition, the order has provided 90 days from date of issuance to achieve the aforementioned threshold, as well as a total risk-based capital requirement of 10%. In addition, the Bank must retain qualified management and must notify the FDIC in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. Under the regulatory order the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives for the supervision of all the Bank’s activities.
The regulatory order further required the Bank to increase the allowance for loan losses by $25.00 million, a step that was accomplished during the fiscal quarter ended September 30, 2008, and to adapt its existing policy for estimating the adequacy of its loan loss allowance to better address the current state of the local and regional economy, particularly in the real estate sector. The Bank also must eliminate certain classified assets and must develop a plan to reduce delinquent loans, as well as reducing loans to borrowers in the troubled commercial real estate market sector within 60 days of the date of the order. The regulatory order also requires the Bank to submit its written three-year strategic plan and to develop a plan to preserve liquidity. The Bank is also restricted from paying cash dividends without the consent of the FDIC and from extending additional credit to certain borrowers.
In response to 2008 financial results and to address the provisions of the order, the Bank has developed specific plans focused on increasing liquidity and improving capital levels. The Bank’s first priority is to maintain liquidity sufficient to continue to meet our obligations as they come due. During 2008 and through March 10, 2009, the following actions were undertaken to address liquidity:
•	Raised $62.16 million of retail deposits and added approximately 1,100 (net) new deposit relationships during the fourth quarter of 2008.

•	Repaid $111.26 million of wholesale (brokered) deposits maturing from September 30, 2008 through March 10, 2009, thereby reducing the ratio of wholesale liabilities to total liabilities from 33.05% to 23.12%.

•	Participated in FDIC Temporary Liquidity Guarantee Program (“TGLP”) to extend unlimited FDIC coverage to qualifying transaction accounts. In addition, the Bank benefitted from increases in the FDIC insurance limits from $100,000 to $250,000.

•	Reduced loan balances by $78.61 million from September 30, 2008 through March 10, 2009, through normal attrition, exiting certain customer relationships, participations with other financial institutions and charge-off of certain loans.

•	Increased collateral pledged to Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”); this provides us with available borrowing capacity at FHLB and FRB, which totaled $69.11 million as of March 10, 2009.

•	Updated the Bank’s liquidity policy in light of the economy and the Bank’s financial performance and developed a written liquidity plan for 2009 and beyond which is focused on maintaining and increasing liquidity balances using a combination of asset reductions and deposit increases.
The Bank’s second priority is to increase capital levels in order to counterbalance the effects of net losses incurred during 2008. During 2008 and into the first part of 2009, the Bank has taken the following actions to increase or minimize reductions in its capital:
•	Suspended board of director fees beginning in July 2008.

•	Stockholder dividends were reduced in the second quarter of 2008 and then suspended in the third quarter of 2008.

•	Closed the mortgage banking business in September 2008, eliminating 39 positions.

•	Reduced work force, eliminating 20 additional positions in September 2008.

•	Sold its credit card portfolio at a gain of $1.20 million in September 2008.

•	Closed its Lake Oswego, Oregon branch in October 2008.

•	Since October 1, 2008, restructured or eliminated through attrition certain staff positions resulting in an estimated annual cost savings of $2.31 million.
79 — Columbia Bancorp

Going forward, the Bank plans to improve its capital levels primarily through a strategy of reducing its overall asset size, resolving problem loans to minimize further losses and by lowering staff levels commensurate with the anticipated decrease in the size of the Bank.
In March 2009, the Bank began to implement a plan to relocate and consolidate certain administrative departments from downtown Vancouver, Washington to The Dalles, Oregon where Columbia’s corporate headquarters have been located since 1977. The plan included the elimination of Columbia’s Chief Operating Officer and Director of Human Resources positions which were at the executive level. The Bank had planned to continue its expansion into Southwest Washington as a natural extension of its market area. However, following the economic downturn of 2008, the Bank now plans to relocate certain administrative functions back to The Dalles and refocus on its historical successes as a leading provider of superior deposit products, credit facilities and other financial services in the small to medium sized communities within our natural footprint. Management expects that these measures will provide benefits in terms of both liquidity and capital management while substantially reducing occupancy and general and administrative expense.
Expected financial benefits of this relocation plan include:
•	Annual cost savings of $522,000 due to elimination of six staff positions, including two executive officer positions.

•	Additional annual cost savings of $322,000 due to other restructuring of staff positions and salary reductions.

•	Reduction in occupancy and overhead expenses related to facilities in downtown Vancouver, Washington.
Overall, estimated annual cost savings from staffing reductions total $3.14 million, a portion of which will phase-in by the middle of 2009 as the relocation is completed.
In addition to these specific shorter-term plans, the Bank is developing and revising its three-year business plan to incorporate the relocation plans described above and to address the improvements to be made in the Bank’s capital levels. Specific strategies associated with the three-year plan may include, but are not limited to, the following:
•	Continued reductions in other overhead expenses

•	Sale leaseback of branch facilities

•	Sale and/or participation of loans

•	Raise capital from third party investor(s)

•	Future participation in Government relief programs if such future programs benefit a community bank such as Columbia River Bank
Management has considered and investigated various capital raising options with third party investors, none of which have been successfully finalized. As a result, the Bank is proceeding as though no third party capital will be available in the near term.
There are no assurances that these plans will successfully improve the Bank’s results of operation or financial condition or result in the termination of the regulatory orders from the FDIC and DFCS. The economic environment in our market areas and the duration of the downturn in the real estate market will have a significant impact on the implementation of the Bank’s business plans. Although not currently planned, the realization of assets in other than the ordinary course of business in order to meet liquidity needs could cause the Bank to incur losses not reflected in these financial statements.

80 — Columbia Bancorp

NOTE 3 SHARE-BASED COMPENSATION
In 1999, Columbia adopted a stock incentive plan that allows for grants of incentive stock options, nonstatutory stock options and other stock bonuses to both employees and directors. The plan was amended by the Board of Directors and ratified by the shareholders in 2002 and in 2008. Columbia issues new shares when options are exercised or when other stock bonuses are awarded. The plan, as amended, authorized a total of 1,727,259 shares of common stock, adjusted for stock dividends and splits, for grants stock options and awards.
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
The risk-free interest rate assumption is based upon U.S. Treasury rates consistent with the expected life of Columbia’s stock options.
No stock options were granted during the years ended December 31, 2008, 2007 or 2006.
Stock option activity during the year ended December 31, 2008 was as follows:

			Weighted Average	Aggregate
	Number	Weighted Average	Remaining	Intrinsic Value
	of Shares	Exercise Price	Contractual Term	(in thousands)

Stock options outstanding, December 31, 2007	444,594	$11.96
Granted	—	—
Exercised	(11,249)	7.17
Forfeited or expired	(15,452)	15.98

Stock options outstanding, December 31, 2008	417,893	$11.94	2.82	$—

Stock options exercisable, December 31, 2008	417,893	$11.94	2.82	$—

81 — Columbia Bancorp

As of December 31, 2008, there is no unrecognized compensation expense related to unvested stock options. Tax benefits realized from stock options exercised for the years ended December 31, 2008, 2007 and 2006 totaled $1,563, $185,342 and $484,336, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $67,344, $805,022 and $1.62 million, respectively.
Stock Awards
Stock awards are granted to executive, senior management and other select employees and directors at the discretion of the Board of Directors. Historically, grants to executive and senior management employees have vested over three to four years based on continued employment. During 2008, a stock award granted to directors vested immediately. Columbia’s Board of Directors determines and approves the numbers of shares awarded, vesting periods and other conditions. Stock award recipients do not pay cash consideration for the shares and have the right to vote and receive dividends on unvested shares. Compensation expense related to stock awards is recognized over the requisite service period based on the fair value of Columbia’s stock on the grant date.
Unvested stock award activity during the year ended December 31, 2008 was as follows:

		Weighted Average
	Number	Grant Date
	of Shares	Fair Value

Unvested stock awards, December 31, 2007	33,052	$21.24
Granted	37,675	11.09
Vested	(20,769)	16.19
Forfeited	(14,538)	16.62

Unvested stock awards, December 31, 2008	35,420	$15.30

As of December 31, 2008, unrecognized compensation expense related to unvested stock awards totaled $433,607 and is expected to be recognized over a weighted-average period of 2.84 years. The total fair value of stock awards vested during the years ended December 31, 2008 and 2007 was $189,523, and $248,630, respectively.
Phantom Stock
In 2002, Columbia granted its then Chief Executive Officer 17,340 units of phantom stock at $8.15 per unit, retroactively adjusted for stock dividends and splits, and exercisable after December 31, 2002. Columbia accrued or reduced expense based on the difference between the fair value of its common stock and the phantom stock exercise price at each period-end measurement date. As of December 31, 2008 and 2007, no phantom stock units were outstanding.
Share-based compensation and tax benefits recognized in the income statement were as follows for the years ended December 31:

	2008		2007		2006
	Share-Based	Recognized	Share-Based	Recognized	Share-Based	Recognized
	Compensation	Tax Benefits	Compensation	Tax Benefits	Compensation	Tax Benefits

Stock awards	$343,591	$133,451	$348,706	$129,544	$273,089	$102,272
Stock options	1,210	470	9,918	3,685	21,126	7,912
Phantom stock	—	—	—	—	50,634	18,962

	$344,801	$133,921	$358,624	$133,229	$344,849	$129,146

82 — Columbia Bancorp

NOTE 4 INVESTMENT SECURITIES
The amortized cost and estimated fair values of investment securities as of December 31, 2008 and 2007 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:

Debt securities available-for-sale:
U.S. Treasuries	$8,995,450	$—	$—	$8,995,450
Obligations of U.S.			.
government agencies	9,996,379	226,267	—	10,222,646

	$18,991,829	$226,267	$—	$19,218,096

Equity securities available-for-sale	$1,723,766	$—	$(50,357)	$1,673,409

Debt securities held-to-maturity:
Mortgage-backed securities	$1,556,394	$24,959	$—	$1,581,353
Municipal securities	6,574,003	141,921	(12,927)	6,702,997

	$8,130,397	$166,880	$(12,927)	$8,284,350

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2007:

Debt securities available-for-sale:
Obligations of U.S. government agencies	$19,296,799	$135,263	$(13,833)	$19,418,229
Municipal securities	205,123	3,032	—	208,155

	$19,501,922	$138,295	$(13,833)	$19,626,384

Equity securities available-for-sale	$1,161,182	$—	$(13,694)	$1,147,488

Debt securities held-to-maturity:
Mortgage-backed securities	$2,170,764	$14,738	$(21,879)	$2,163,623
Municipal securities	8,798,547	147,372	(28,445)	8,917,474

	$10,969,311	$162,110	$(50,324)	$11,081,097

Restricted equity securities consisted of the following as of December 31:

	2008	2007

Federal Home Loan Bank of Seattle stock	$3,045,100	$2,429,700
Federal Agriculture Mortgage Corporation stock	9,400	9,400

	$3,054,500	$2,439,100

83 — Columbia Bancorp

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of December 31, 2008:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Municipal securities	$—	$—	$907,727	$(12,927)	$907,727	$(12,927)
Equity securities	1,643,034	(5,732)	30,375	(44,625)	1,673,409	(50,357)

	$1,643,034	$(5,732)	$938,102	$(57,552)	$2,581,136	$(63,284)

Fair values are compared to current carrying values to determine whether a security is in a gain or loss position. Due to changes in market interest rates since the purchase date, four securities were in an unrealized loss position for 12 months or longer as of December 31, 2008.
Unrealized losses on municipal securities resulted from interest rate increases subsequent to the purchase of the securities. Management monitors published credit ratings of these securities and no material adverse ratings changes have occurred in the portfolio from the purchase date to December 31, 2008. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Columbia has the ability and intent to hold these investments until a market price recovery or to maturity, these securities are not considered other-than-temporarily impaired.
Equity securities in an unrealized loss position in excess of 12 months consisted of an investment in common shares of a financial institution. The financial institution is a small, de’novo institution in the Pacific Northwest. Unrealized losses on the common stock resulted from a devaluation of trading value of the common stock on the open market, which Management believes is a direct result of the current financial crisis. As Columbia presently has the ability and intent to hold the investment until a market price recovery, this security is not considered other-than-temporarily impaired.
Gross realized gains and losses from the sale or call of investment securities were $29,057 and $12,846, respectively, for the year ended December 31, 2008. Gross realized gains and losses from the call of investment securities were $1,657 and $7,893, respectively, for the year ended December 31, 2007. Gross realized losses from the maturity of investment securities totaled $46 for the year ended December 31, 2006.
The amortized cost and estimated fair value of investment securities as of December 31, 2008, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$9,994,655	$10,017,336	$1,149,184	$1,161,560
Due in one year through five years	—	—	5,807,763	5,945,389
Due in five years through ten years	8,997,174	9,200,760	1,156,659	1,159,684
Due after ten years	—	—	16,791	17,717

Debt securities	18,991,829	19,218,096	8,130,397	8,284,350
Equity securities	1,723,766	1,673,409	—	—

	$20,715,595	$20,891,505	$8,130,397	$8,284,350

84 — Columbia Bancorp

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
As of December 31, 2008 and 2007, investment securities with an amortized cost of $26.53 million and $22.22 million, respectively, were pledged to secure notes payable at the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank and public or other deposits, as required by law.
NOTE 5 LOANS AND ALLOWANCE FOR LOAN LOSSES
The loan portfolio consisted of the following for the years ended December 31:

	2008	2007

Commercial	$127,597,505	$129,018,049
Agriculture	74,630,411	70,095,363
Real estate	389,800,877	354,576,120
Real estate — construction	253,682,700	294,397,845
Consumer	14,414,445	11,630,205
Credit card and other loans	3,878,101	11,207,851

	864,004,039	870,925,433
Less allowance for loan losses	(24,492,350)	(11,174,199)
Less unearned loan fees	(562,175)	(1,059,854)

Loans, net of allowance for loan losses and unearned loan fees	$838,949,514	$858,691,380

As of December 31, 2008 and 2007, impaired loans totaled $92.35 million and $9.95 million, respectively. The Bank’s average investment in impaired loans was approximately $41.97 million, $6.75 million and $4.04 million during 2008, 2007 and 2006, respectively. The total allowance for loan losses related to impaired loans was approximately $12.41 million and $2.46 million as of December 31, 2008 and 2007, respectively. If non-performing loans had performed according to their original terms, additional interest income of $6,463,154, $881,096 and $435,118 would have been recognized in 2008, 2007 and 2006, respectively. No interest income was recognized on impaired loans during the period of impairment. There are no loans that are contractually past due 90 days or more and still accruing interest as of December 31, 2008 or 2007.
Demand and savings deposit overdrafts reclassified as loans totaled $722,077, and $529,634 as of December 31, 2008 and 2007, respectively.
As of December 31, 2008, loans with a carrying value of $109.84 million and $75.97 million were pledged as collateral for borrowings at Federal Home Loan Bank of Seattle and Federal Reserve Bank, respectively.
During the year ended December 31, 2008, credit card loans with a carrying value of $7.00 million were sold at a gain of $1,233,844. During the year ended December 31, 2007, no loans were sold. During the year ended December 31, 2006, loans with a carrying value of $6.62 million were sold at a gain of $133,640.
85 — Columbia Bancorp

Changes in the allowance for loan losses were as follows for the years ended December 31:

	2008	2007	2006

BALANCE, beginning of year	$11,174,199	$10,143,338	$9,525,524
Provision for loan losses	43,110,000	4,740,000	2,900,000
Loans charged-off	(29,906,130)	(4,018,226)	(1,930,859)
Loan recoveries	333,697	309,087	338,673
Adjustment for sale of credit card portfolio	(219,416)	—	—
Reclassify liability for off-balance-sheet financial instrument credit losses	—	—	(690,000)

BALANCE, end of year	$24,492,350	$11,174,199	$10,143,338

NOTE 6 PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows for the years ended December 31:

	2008	2007

Land	$5,409,889	$5,660,500
Construction in progress	94,316	1,777,450
Buildings and improvements	18,153,459	13,768,208
Furniture and equipment	15,241,927	13,005,984

Total property and equipment	38,899,591	34,212,142
Less accumulated depreciation	(15,271,727)	(12,711,842)

Property and equipment, net of accumulated depreciation	$23,627,864	$21,500,300

Depreciation and amortization expense for the year ended December 31, 2008, 2007 and 2006, totaled $2,858,103; $2,531,659; and $2,028,782, respectively.
For certain bank branch facilities, Columbia leases office space to third parties. Minimum future rental income from non-cancelable leases is as follows for the years ending December 31:

2009	$109,659
2010	7,938

Total	$117,597

Rental income for the year ended December 31, 2008, 2007 and 2006, totaled $154,949; $151,140; and $142,936, respectively.

86 — Columbia Bancorp

NOTE 7 TIME CERTIFICATES
Time certificates of deposit of $100,000 and over, aggregated $114.93 million and $95.74 million as of December 31, 2008 and 2007, respectively.
As of December 31, 2008, scheduled maturities for all time certificates are as follows:

Years ending December 31,	2009	$378,566,960
	2010	55,547,302
	2011	13,904,852
	2012	19,789,326
	2013	18,131,820
	Thereafter	216,388

		$486,156,648

NOTE 8 FEDERAL FUNDS PURCHASED AND FEDERAL HOME LOAN BANK ADVANCES
As of December 31, 2008, the Bank has a federal funds line of credit agreement with one financial institution. Maximum aggregate borrowings available under this credit line totaled $10.00 million. Borrowings are uncollateralized. This credit line supports short-term liquidity requirements and cannot be used for more than 1 to 30 consecutive business days. Borrowings outstanding under this agreement bear interest at 1.00% as of December 31, 2008. As of December 31, 2008 there were no borrowings outstanding under this agreement. In February 2009, the financial institution withdrew the federal funds line.
As of December 31, 2007, the Bank had federal funds lines of credit agreements with eight financial institutions. Maximum aggregate borrowing available under these credit lines totaled $66.40 million. As of December 31, 2007 there were no borrowings outstanding under these agreements.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. Interest rates on outstanding borrowings range from 2.40% to 5.48%. As of December 31, 2008, maximum FHLB borrowings were limited to $54.18 million, of which $17.57 million was currently available based on outstanding borrowings and collateral balances.
FHLB borrowings outstanding as of December 31, 2008 and 2007 were as follows:

December 31, 2008			December 31, 2007
		Weighted-			Weighted-
	Maturity	Average		Maturity	Average
Amount	Year	Interest Rate	Amount	Year	Interest Rate

$18,151,613	2009	2.94%	$4,989,958	2008	3.93%
18,000,000	2010	2.80%	751,613	2009	2.81%
461,117	2013	5.47%	536,388	2013	5.47%

$36,612,730		2.91%	$6,277,959		3.36%

87 — Columbia Bancorp

During 2008, the Bank entered into secured credit arrangements with the Federal Reserve Bank of San Francisco (“FRB”) under which authorized borrowings are collateralized by loans or other instruments which may be pledged. Borrowings outstanding under this agreement bear interest at 1.00% as of December 31, 2008. As of December 31, 2008, maximum FRB borrowings were limited to $34.90 million, based collateral balances. As of December 31, 2008 there were no borrowings outstanding under this agreement.
The Bank also participates in the U.S. Treasury Department’s Treasury Investment Program, which facilitates the acceptance and processing of federal tax deposits. Under this program, the Bank is authorized to accumulate daily tax payments up to authorized limits, and deploy the funds in short-term investments. In exchange, the Bank is required to issue a fully collateralized demand note to the U.S. Treasury and pay interest at the federal funds rate minus 25 basis points. As of December 31, 2007, the Bank had $850,000 outstanding under this program. During 2008, the Bank discontinued participation in this program.
NOTE 9 JUNIOR SUBORDINATED DEBENTURES
In December 2002, Columbia formed a wholly-owned Delaware statutory business trust subsidiary, Columbia Bancorp Trust I (the “Trust”), which issued $4.00 million of guaranteed undivided beneficial interests in Columbia’s Junior Subordinated Deferrable Interest Debentures (“Trust Preferred Securities”). These debentures qualified as Tier 1 capital under Federal Reserve Board guidelines. All of the common securities of the Trust were owned by Columbia.
Proceeds from the issuance of the common securities and the Trust Preferred Securities were used by the Trust to purchase $4.12 million of junior subordinated debentures of Columbia. The debentures, which represent the sole asset of the Trust, accrued and paid distributions quarterly at a variable rate of 90-day LIBOR plus 3.27% per annum (8.54% as of December 31, 2007) of the stated liquidation value of $1,000 per capital security.
Columbia entered into contractual arrangements which, taken collectively, fully and unconditionally guarantee payment of: (1) accrued and unpaid distributions required to be paid on the Trust Preferred Securities, (2) the redemption price with respect to any Trust Preferred Securities called for redemption by the Trust and (3) payments due upon a voluntary or involuntary dissolution, winding up or liquidation of the Trust. The Trust Preferred Securities were mandatorily redeemable upon maturity of the debentures on January 7, 2033, or upon earlier redemption as provided in the indenture. On January 7, 2008, Columbia exercised its right to redeem the debentures purchased by the Trust. The redemption resulted in the payment of principal and accrued interest totaling $4.21 million.
For the years ended December 31, 2007 and 2006, Columbia’s interest expense related to the Trust Preferred Securities totaled $360,815, and $352,915, respectively. The interest expense related to Trust Preferred Securities for the year ended December 31, 2008 was immaterial.
In March 2004, Columbia deconsolidated the Trust, in accordance with FASB Interpretation No. 46(R) “Consolidation of Variable Interest Entities.” As a result, the junior subordinated debentures issued by Columbia to the issuer trusts, totaling $4.12 million, are reflected on Columbia’s consolidated balance sheet as of December 31, 2007, under the caption “Junior Subordinated Debentures.” Columbia also recognized its $124,000 investment in the Trust, which was recorded among “Other Assets” in its consolidated balance sheet as of December 31, 2007.

88 — Columbia Bancorp

NOTE 10 INTEREST-RATE SWAP
During January 2003, in connection with the issuance of $4.00 million of floating-rate Trust Preferred Securities described in Note 9, Columbia entered into an interest-rate swap agreement with an unrelated third party. Under the terms of the agreement, which expired in January 2008, Columbia paid 3.27% interest on a notional amount of $4.00 million and received interest at the 90-day LIBOR rate on the same notional amount. The effect of this transaction was the conversion of the $4.00 million trust preferred issuance from a floating rate of 90-day LIBOR plus 330 basis points (8.54% as of December 31, 2007) to a fixed rate of 6.57% for five years, at which point Columbia had the option to call the Trust Preferred Securities. Columbia had classified the swap agreement as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
For the years ended December 31, 2007, the hedge was highly effective in achieving offsetting cash flows attributable to the hedged risk. Due to changes in interest rates, the interest-rate swap had a positive fair value of $20,850 as of December 31, 2007. The value of the swap was recorded as an asset among “Other Assets” on the consolidated balance sheet at December 31, 2007. Changes in the fair value of the swap were recorded as a component of other comprehensive income. As of December 31, 2007, the fair value of the swap, net of income taxes, is recorded in “Accumulated Comprehensive Income (Loss)” on the consolidated balance sheet and totaled $12,739. Columbia records interest income or expense depending on whether the swap amount is a net receipt or payment. Interest income related to the swap totaled $4,349, $83,481 and $75,646 for the years ended December 31, 2008, 2007 and 2006, respectively. The interest-rate swap expired in 2008.
NOTE 11 INCOME TAXES
The provision for income taxes consists of the following:

	2008	2007	2006

Current tax expense (benefit):
Federal	$(4,699,475)	$8,062,483	$8,682,850
State	—	1,095,618	1,191,177

	(4,699,475)	9,158,101	9,874,027

Deferred tax expense (benefit):
Federal	(6,990,593)	(503,597)	(361,373)
State	(1,310,736)	(94,424)	(67,757)

	(8,301,329)	(598,021)	(429,130)

Provision for (benefit from) income taxes	$(13,000,804)	$8,560,080	$9,444,897

89 — Columbia Bancorp

The net deferred tax asset consists of the following:

	2008	2007

Deferred tax assets:
Allowance for credit losses	$9,777,382	$4,676,635
Deferred compensation	711,989	754,954
Purchased state tax credits	2,484,888	348,964
Accrued bankcard rewards	158,296	110,931
Stock-based compensation	56,446	45,871
Other real estate owned	906,268	—
Accrued interest	1,794,757	—
Accrued expenses	91,128	—
Net operating losses (State of Oregon)	486,631	—

	16,467,785	5,937,355

Deferred tax liabilities:
Accumulated depreciation	(1,244,198)	(897,436)
Federal Home Loan Bank stock dividends	(356,303)	(356,851)
Prepaid expenses	(177,867)	(348,320)
Unrealized gains on investment securities	(68,429)	(43,089)
Unrealized gains on interest rate swap	—	(8,111)
Other	—	(82,584)

	(1,846,797)	(1,736,391)

Net deferred tax asset	$14,620,988	$4,200,964

During 2008, $1,431,069, of tax credits were purchased. Purchased tax credits totaling, $2,484,888 will be utilized to offset future state income taxes. The credits are comprised primarily of State of Oregon Business Energy Tax Credits (“BETC”). BETC credits are recognized over a five year period beginning in the year of purchase; unused credits from a particular year carry forward 8 years. BETC credits expire between 2009 and 2013.
State of Oregon net operating losses totaling $30,196,962 will offset future state income taxes and will expire in 2023.
Based on historical financial performance, management believes deferred tax assets will be realized in the normal course of operations. Accordingly, deferred tax assets are not reduced by a valuation allowance.

90 — Columbia Bancorp

A reconciliation between the federal tax rate and the effective tax rate follows:

	2008	2007	2006

Federal income taxes (benefit) at statutory rate	$(13,775,564)	$8,064,679	$8,827,006
State income tax expense (benefit), net of federal income tax benefit	(1,232,917)	864,127	857,884
Tax-exempt interest income	(135,265)	(149,872)	(175,077)
Purchased state tax credits	(109,445)	(100,243)	(94,718)
Goodwill impairment	2,416,510	—	—
Increase in cash surrender value of life insurance policies	(94,406)	(91,552)	(87,855)
Other	(69,717)	(27,059)	117,657

Provision for (benefit from) income taxes	$(13,000,804)	$8,560,080	$9,444,897

Effective tax rate	33.03%	37.15%	37.45%

NOTE 12 EARNINGS (LOSS) PER SHARE
The following table presents the computations of basic and diluted earnings (loss) per share, retroactively adjusted for stock dividends and splits, for the years ended December 31:

	2008	2007	2006

Income (loss) available to common shareholders	$(26,357,949)	$14,481,860	$15,775,120
Basic earnings (loss) per share:
Weighted-average common shares outstanding	10,021,197	9,982,386	9,889,978
Basic earnings (loss) per share	$(2.63)	$1.45	$1.60

Diluted earnings (loss) per share:
Weighted-average common shares outstanding	10,021,197	9,982,386	9,889,978
Net effect of dilutive stock options and awards — based on the treasury stock method using average market price	—	191,469	261,229

Weighted-average common shares outstanding and common stock equivalents	10,021,197	10,173,855	10,151,207

Diluted earnings (loss) per share	$(2.63)	$1.42	$1.55
Due to Columbia’s net loss position, potentially dilutive common shares were excluded from the calculation of diluted weighted average shares outstanding, including un-exercised stock options and unvested restricted stock awards, totaling 294,178 weighted average shares for the year ended December 31, 2008. No shares were considered to be antidilutive as of December 31, 2007 and 2006.
91 — Columbia Bancorp

NOTE 13 EMPLOYEE BENEFIT PLANS AND AGREEMENTS
Employee stock ownership plan (“ESOP”) — The ESOP is a qualified deferred compensation plan funded by contributions from Columbia. Contributions to the ESOP are at the discretion of the Board of Directors and are used to purchase shares of Columbia’s common stock. All employees over the age of 20 meeting minimum service requirements are eligible to participate in the plan. Employee contributions are not permitted. Employees vest in their proportionate share of the ESOP plan over a period of six years. Allocated shares in the ESOP are considered outstanding for purposes of calculating earnings per share. Plan contributions charged to expense totaled $90,102 and $156,000 for the years ended December 31, 2007 and 2006. There were no plan contributions for the year ended December 31, 2008.
ESOP assets as of December 31 were as follows:

	2008	2007

Allocated shares, retroactively adjusted for stock dividends and splits	245,063	250,892

Cash on hand	$16,301	$142,461

401(k) Savings Investment Plan — The plan allows employees to defer certain amounts of compensation for income tax purposes under Section 401(k) of the Internal Revenue Code. Generally, all employees over the age of 18 are eligible to participate in the plan. Employees may elect to defer and contribute up to statutory limits. For 2008 and 2007, Columbia matched 100% of employee contributions up to 4% of total participant compensation. Employee and employer contributions are invested by plan trustees in employee-designated mutual funds. Plan contributions charged to expense totaled approximately $676,676, $654,000 and $612,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Subsequent to December 31, 2008, and as part of its cost savings efforts, Columbia amended its policy and discontinued matching contributions beginning January 1, 2009.
Incentive Compensation Program — The program provides eligible employees additional compensation based upon the achievement of certain goals. Employees paid on commission, on-call employees and employees on probation are not eligible for incentive compensation. Incentive compensation expense totaled $250,771, $1.61 million and $3.14 million for the years ended December 31, 2008, 2007 and 2006, respectively.
Executive Officer Salary Continuation, Deferred Compensation and Split-Dollar Life Insurance Plans — Columbia has agreements with selected members of the executive team that generally provide for life insurance coverage, post-employment salary continuation and deferred compensation benefits. Salary continuation plans provide payments that commence at normal retirement age. Retirement payment amounts increase 3.00% per year after payments commence. Salary continuation liabilities totaled $1.26 million and $1.46 million as of December 31, 2008 and 2007, respectively. Deferred compensation arrangements allow executives to voluntarily defer a portion of compensation. Deferred compensation amounts accrue interest at an annual rate of 8.00%. Deferred compensation liabilities totaled $574,096 and $477,685 as of December 31, 2008 and 2007, respectively. The salary continuation and deferred compensation liabilities include amounts payable to former executive officers that participated in the plans. Subsequent to December 31, 2008, Columbia amended its policy to discontinue the deferred compensation plan, as such, no additional compensation will be deferred in 2009. Split-dollar insurance plans provide a defined death benefit to beneficiaries designated by the executive officer and to Columbia. The split-dollar plans serve partly as an employee benefit and also as a funding arrangement for the salary continuation and deferred compensation plans. The cash surrender value of life insurance policies totaled $6.75 million and $6.48 million as of December 31, 2008 and 2007. Expense (benefit) related to salary continuation and deferred compensation plans totaled ($163,163), $243,094 and $520,258 for the years ended December 31, 2008, 2007 and 2006, respectively. The benefit recognized in 2008 resulted from the departure of an executive officer providing release of benefit obligations to

92 — Columbia Bancorp

Columbia, and the associated salary continuation liability totaling $423,778 was eliminated with the benefit off-setting current period expense.
In 2001, Columbia had a retirement agreement with its then chief executive officer, which provided annual retirement payments for a seven-year period after the former chief executive officer’s retirement. Retirement payments were paid in annual installments of $48,000 plus the interest earned on a $120,000 interest earning investment. The final installment was paid during 2007.
NOTE 14 TRANSACTIONS WITH RELATED PARTIES
Columbia’s directors, executive officers and their associated companies are customers of the Bank. All loans and commitments to lend to related parties were made in compliance with applicable laws, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons, and do not involve more than the normal risk of collectability or present any other unfavorable features.
Loans outstanding to directors and executive officers and associated companies were as follows for the years ended December 31:

	2008	2007

BALANCE, beginning of year	$6,963,919	$6,774,706
New loans and advances	2,768,850	3,169,626
Loans repaid	(3,515,275)	(2,974,311)
Reclassification (1)(2)	(48,565)	(6,102)

BALANCE, end of year	$6,168,929	$6,963,919

(1)	A former executive officer who was previously considered a related party and was no longer so classified as of December 31, 2007.

(2)	2008 adjustment due to sale of credit card portfolio.
Deposits from directors, executive officers and their associated companies totaled approximately $1.06 million and $1.33 million as of December 31, 2008 and 2007, respectively.
NOTE 15 CONCENTRATIONS OF CREDIT RISK
The Bank maintains balances in correspondent bank accounts that at times may exceed federally insured limits. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the correspondent banks. The Bank has not experienced any losses in its correspondent bank accounts.
93 — Columbia Bancorp

The loan portfolio included a concentration of loans in certain industries and associated sub-classifications based on North America Industry Classification System (“NAICS”) as of December 31, 2008 as follows:

	December 31, 2008	% of Gross Loans

Construction	$251,291,741	29%
Land Subdivision	89,098,318	10
New Single-Family Housing Construction	82,348,261	9

Real Estate, including Rental and Leasing	200,161,645	23
Lessors of Non-Residential Buildings	73,329,496	8
Other Activities Related to Real Estate	63,661,590	7

Agriculture, Forestry, Fishing and Hunting	126,263,316	15
Crop Production	81,067,957	9
In addition to concentrations by NAICS classifications illustrated avove, loans collateralized by construction projects and included in Note 5 as “real estate — construction” have regional concentrations as of December 31, 2008 as follows:

	December 31, 2008
CONSTRUCTION LOANS BY REGION	Residential	Commercial	Total
Columbia River Gorge	$16,415,503	$2,372,811	$18,788,314
Columbia Basin — Eastern Washington	11,403,463	20,151,897	31,555,360
Columbia Basin — Northeastern Oregon	6,871,905	4,742,355	11,614,260
Central Oregon	70,076,707	37,478,590	107,555,297
Willamette Valley (1)	71,884,790	12,284,679	84,169,469

	$176,652,368	$77,030,332	$253,682,700

(1)	Includes Portland, Oregon and Vancouver, Washington metropolitan area
Substantially all of the Bank’s loans, commitments, and commercial and standby letters of credit have been granted to customers in the Bank’s market areas, the majority of whom are also depositors of the Bank. Investments in state and municipal securities are not significantly concentrated within any one region of the United States. The distribution of commitments to extend credit approximates the distribution of loans outstanding. Commercial and standby letters of credit were granted primarily to commercial borrowers as of December 31, 2008. The Bank’s loan policies prohibit the extension of credit to any single borrower or group of related borrowers in excess of $10.00 million without approval from the Board of Directors’ Loan Committee.
NOTE 16 FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK
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

94 — Columbia Bancorp

The Bank may or may not require collateral or other security to support financial instruments with credit risk, based on its loan underwriting guidelines.

	Contract Amounts
	December 31,
	2008	2007

Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$145,813,688	$229,716,385
Commitments to originate loans held-for-sale (1)	—	7,170,020
Undisbursed credit card lines of credit (2)	—	24,617,572
Commercial and standby letters of credit	2,045,023	3,200,412

	$147,858,711	$264,704,389

(1)	Elimination of the mortgage business during 2008

(2)	Sale of the credit card portfolio during 2008
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
As of December 31, 2008 and 2007, the liability for off-balance-sheet financial instrument credit losses totaled $681,000 and $848,000, respectively. The liability is included as a component of “Accrued interest payable and other liabilities” on Columbia’s balance sheet. The adequacy of the liability is reviewed on a quarterly basis, based upon changes in the amounts of commitments, loss experience and economic conditions. Adjustments to the liability are recorded as a component of non-interest expense.
95 — Columbia Bancorp

NOTE 17 COMMITMENTS AND CONTINGENCIES
Operating lease commitments — Columbia leases certain branch and administrative properties. Future minimum lease commitments are as follows.

Years ending December 31,
2009	$1,711,145
2010	1,694,436
2011	1,701,511
2012	1,451,253
2013	1,102,665
Thereafter	6,808,085

$14,469,095

Rental expense for all operating leases totaled $1,495,492, $1,168,360 and $1,038,876 for the years ended December 31, 2008, 2007 and 2006, respectively.
Legal contingencies —During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which individually or in the aggregate, could be material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.
From time to time we are also parties to various inter-creditor disputes, in which one or more creditors of a particular borrower assert claims to a limited repayment stream or collateral support. In certain of these instances, we may be subject to senior liens, such as construction or materiel-mens’ liens, even if we have perfected a first-priority security interest in the borrower’s assets. Any such outcomes could impair our recourse to repayment, could require us to compromise claims that we would otherwise pursue aggressively, or otherwise adversely affect our assets and revenues as related to the affected loan or loans.
Management is currently aware of one larger legal proceeding concerning the relative priority of the Bank’s first deed of trust and a construction lien filed on the property. Our customer disputes the validity of the mechanics lien and the claimant’s compliance with the formalities necessary to give the lien, if valid, a priority superior to ours. Such requirements are generally strictly enforced and we are pursuing this line of defense with vigor. If the claimant were to prevail, the reversal of priority could require the bank or client to advance approximately four million dollars to clear the lien. Notwithstanding this event, a very recent appraisal on the property shows that the appraised value of the property exceeds the sum of the two liens by a considerable margin.
As of December 31, 2008, the Company was subject to joint regulatory enforcement proceedings by the Federal Deposit Insurance Corporation and the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities, involving allegations that the Company’s wholly owned subsidiary, Columbia River Bank, had operated in violation of certain banking laws and regulations and had been operated in an unsafe and unsound manner. The allegations were made known to the Company and the Bank on September 18, 2008 at the conclusion of a routine regulatory examination using financial and lending data measured as of June 30, 2008. On February 9, 2009, the Bank entered into a stipulation and consent agreement pursuant to which it consented to the entry of an Order to cease and desist from certain allegedly unsafe and unsound banking practices. The stipulation and consent agreement did not contain an admission of guilt or other wrongdoing on the part of Columbia River Bank, Columbia Bancorp, or their respective officers, directors or affiliates.

96 — Columbia Bancorp

NOTE 18 PARENT COMPANY FINANCIAL INFORMATION
Condensed financial information for Columbia Bancorp (unconsolidated parent company only) is as follows:

	December 31,
	2008	2007
ASSETS
Cash and cash equivelents	$891,739	$5,769,302
Investment security available-for-sale	30,375	61,875
Investment in subsidiary Bank	73,702,169	101,225,749
Interest rate swap	—	20,850
Property and equipment, net of accumulated depreciation	123,471	179,894
Other assets	300,871	350,699

TOTAL ASSETS	$75,048,625	$107,608,369

LIABILITIES
Junior subordinated debentures	$—	$4,124,000
Dividend payable	—	1,005,788
Employee benefits	—	147,714
Interest and other payables	—	93,035

Total liabilities	—	5,370,537

SHAREHOLDERS’ EQUITY
Common stock	55,698,975	55,393,110
Retained earnings	19,242,169	46,764,304
Accumulated other comprehensive income, net of tax	107,481	80,418

Total shareholders’ equity	75,048,625	102,237,832

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$75,048,625	$107,608,369

	Years Ended December 31,
	2008	2007	2006

INCOME
Equity in undistributed earnings (loss) of subsidiary	$(27,761,672)	$9,633,406	$11,513,148
Dividends	2,200,000	6,300,000	5,732,000
Other	214,122	108,583	97,045

Total income (loss)	(25,347,550)	16,041,989	17,342,193
EXPENSES
Administrative and other expenses	(1,513,056)	(2,418,124)	(2,447,209)

Income (loss) before income tax benefit	(26,860,606)	13,623,865	14,894,984
Income tax benefit	502,657	857,995	880,136

Net income (loss)	$(26,357,949)	$14,481,860	$15,775,120

97 — Columbia Bancorp

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,357,949)	$14,481,860	$15,775,120
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed (earnings) loss of subsidiary	27,761,672	(9,633,406)	(11,513,148)
Depreciation of property and equipment	38,364	38,729	23,265
Stock-based compensation	41,047	87,059	113,196
Income tax benefit from stock-based compensation expense	—	—	(33,078)
Changes in other assets and liabilities	(280,740)	(285,609)	2,294,364

Net cash provided by operating activities	1,202,394	4,688,633	6,659,719

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	28,500	—
Proceeds from maturity of held-to-maturity security	—	80,000	—
Proceeds from dissolution of Columbia Bancorp Trust I	124,000	—	—
Payments made for purchase of property and equipment	4,242	(85,344)	(150,606)

Net cash provided by (used in) investing activities	128,242	23,156	(150,606)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of junior suborrdinated debentures	(4,124,000)	—	—
Dividends paid and cash paid for fractional shares	(2,110,880)	(4,005,163)	(3,772,096)
Repurchase of common stock	(36,995)	(528,723)	(31,070)
Income tax benefit from stock-based compensation expense	—	—	33,078
Proceeds from the exercise of stock options	63,676	610,519	807,878

Net cash (used in) financing activities	(6,208,199)	(3,923,367)	(2,962,210)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,877,563)	788,422	3,546,903
CASH AND CASH EQUIVALENTS, beginning of year	5,769,302	4,980,880	1,433,977

CASH AND CASH EQUIVALENTS, end of year	$891,739	$5,769,302	$4,980,880

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized gain or (loss) on available-for-sale securities, net of tax	$39,802	$(162,494)	$100,383

Change in fair value of interest-rate swap, net of tax	$(12,739)	$(36,948)	$(23,217)

Cash dividend declared and payable after year-end	$—	$1,005,788	$997,954

NOTE 19 REGULATORY MATTERS
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
Quantitative measures established by regulation require Columbia and the Bank to maintain minimum capital amounts and ratios (set forth in the table below). Tier 1 capital, risk-weighted assets and average assets are defined by regulations. As of December 31, 2008, Management believes that Columbia and the Bank meet all capital adequacy requirements to which they are subject.

98 — Columbia Bancorp

Based on the most recent notifications from regulatory agencies, the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based capital, Tier 1 risk-based capital, and Tier 1 leverage capital ratios as set forth in the table below. Subsequent to December 31, 2008, the Bank entered into an agreement with its primary regulators that stipulated a cease and desist order. The order requires the Bank to maintain above-normal capital levels; specifically the Bank must maintain Tier 1 leverage capital to average assets of at least 10%. The Bank must also develop and adopt a plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank, including a total risk-based capital ratio of at least 10%, and increase in the required regulatory Tier 1 leverage capital ratios for the Bank to be considered “well capitalized” to 10% from 5%.

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
As of December 31, 2008	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Columbia Bancorp	$84,928	8.90%	$76,321	≥8%	N/A	N/A

Columbia River Bank	$83,491	8.75%	$76,298	≥8%	$95,372	≥10%

Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$72,843	7.64%	$38,161	≥4%	N/A	N/A
Columbia River Bank	$71,406	7.49%	$38,149	≥4%	$57,223	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$72,843	6.41%	$48,901	≥4%	N/A	N/A
Columbia River Bank	$71,406	6.29%	$45,398	≥4%	$56,747	≥5%

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
As of December 31, 2007	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Columbia Bancorp	$110,508	11.76%	$75,202	≥8%	N/A	N/A
Columbia River Bank	$105,496	11.23%	$75,127	≥8%	$93,909	≥10%
Tier 1 capital to risk-weighted assets:
Columbia Bancorp	$98,772	10.51%	$37,601	≥4%	N/A	N/A
Columbia River Bank	$93,760	9.98%	$37,563	≥4%	$56,345	≥6%
Tier 1 capital to average assets:
Columbia Bancorp	$98,772	9.75%	$40,521	≥4%	N/A	N/A
Columbia River Bank	$93,760	9.26%	$40,495	≥4%	$40,495	≥5%
Dividends received from the Bank represent Columbia’s principal source of cash revenues. Dividend payments are subject to government regulation that may prohibit banks and bank holding companies from paying dividends that constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below the minimum applicable regulatory capital requirements. Under the Oregon Bank Act, the Oregon Director of Banks may suspend the payment of dividends if it is determined that the payment would cause a bank’s remaining shareholders’ equity to be inadequate for the safe and sound operation of the bank. In addition to these laws and regulations, the Bank is subject to a regulatory order that prohibits the payment of dividends by the Bank to Columbia, without the consent of its regulators, or until the regulatory order is lifted.
99 — Columbia Bancorp

NOTE 20 FAIR VALUES OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The following table presents estimates of fair value and the related carrying amounts of Columbia’s financial instruments:

	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$182,479	$182,479	$92,224	$92,224
Investment securities available-for-sale	20,892	20,892	20,774	20,774
Investment securities held-to-maturity	8,130	8,284	10,969	11,081
Restricted equity securities	3,055	3,055	2,439	2,439
Loans held-for-sale	—	—	8,139	8,139
Loans, net of allowance for loan losses and unearned loan fees	838,950	790,467	858,691	878,956
Interest rate swap	—	—	21	21

Financial liabilities:
Demand and savings deposits	$518,040	$518,040	$563,110	$563,110
Time certificates	486,157	495,880	359,782	361,653
Notes payable	36,613	37,037	6,278	6,278
Junior subordinated debentures	—	—	4,124	4,124
Estimates of fair value are based on Management’s judgment of the most appropriate factors. If Columbia were to dispose of such items there is no assurance that the estimated fair values would be realized since market values may differ depending on various circumstances. Estimated fair values as of December 31, 2008 and 2007 should not necessarily be relied upon at subsequent dates.
Other assets and liabilities, such as property and equipment, are not included in the above disclosures because they do not fit the definition of financial instruments. Also, nonfinancial instruments typically not recognized in the consolidated financial statements may nevertheless have value but are not included in the above disclosures. These include the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, trained workforce, customer goodwill and similar items.
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

100 — Columbia Bancorp

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
In accordance with FASB Staff Position No. FAS 157-2, Columbia will apply the fair value measurement and disclosures provisions of SFAS No. 157 to nonfinancial assets and liabilities measured at fair value on a non-recurring basis for the year beginning January 1, 2009. As of December 31, 2008, other real estate owned is the only nonfinancial asset measured at fair value on a non-recurring basis.
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value	Level 1	Level 2	Level 3
	December 31, 2008	Inputs	Inputs	Inputs
Debt securities, available-for-sale	$19,218,096	$—	$19,218,096	$—
Equity securities, available-for-sale	1,673,409	1,673,409	—	—

Total assets measured at fair value on recurring basis	$20,891,505	$1,673,409	$19,218,096	$—

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
The following table presents financial assets and liabilities measured at fair value on a non-recurring basis as of December 31, 2008:

	Fair Value	Level 1	Level 2	Level 3
	December 31, 2008	Inputs	Inputs	Inputs
Collateral-dependent impaired loans	$70,466,186	$—	$—	$70,466,186

Total assets measured at fair value on non-recurring basis	$70,466,186	$—	$—	$70,466,186

Fair values of collateral-dependent impaired loans are based on loan collateral values, which are supported by property appraisals and Management’s judgment. Adjustments to reflect the fair value of collateral-dependent impaired loans are a component in determining an appropriate allowance for loan losses. As a result, adjustments to the fair value of collateral-dependent impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. Impairment charges totaling $20.64 million and specific allowances under SFAS No. 114 totaling $12.41 million, resulted in an increase to the provision for loan losses.
101 — Columbia Bancorp

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants regarding accounting and financial disclosure matters during the year ended December 31, 2008.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Management has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Columbia’s principal executive and financial officers supervised and participated in this evaluation. Based upon this evaluation, Columbia’s principal executive and financial officers each concluded that the disclosure controls and procedures were effective as of the end of the fiscal year covered by this report. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of Management’s plans, products or procedures will succeed in achieving their intended goals under future conditions. In addition, no change in Columbia’s internal control over financial reporting occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting; including any corrective actions with regard to significant deficiencies or material weaknesses.
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
Management assessed the effectiveness of Columbia’s internal controls over financial reporting as of December 31, 2008. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), an Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that Columbia maintained effective internal control over financial reporting as of December 31, 2008.
In addition, Columbia’s independent registered public accounting firm, Moss Adams LLP, has audited and issued their report on the effectiveness of Columbia’s internal control over financial reporting, which is included in Item 8 above as “Report of Independent Registered Public Accounting Firm.”

102 — Columbia Bancorp

ITEM 9B OTHER INFORMATION
None.
PART III
ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information regarding directors and director nominees of Columbia is set forth under “Election of Directors” in Columbia’s Notice of Annual Meeting of Shareowners and Proxy Statement to be filed within 120 days after Columbia’s year end of December 31, 2008 (the “Proxy Statement”), which information is incorporated herein by reference.
The names of the directors and director nominees of Columbia and their employer and principal occupation as of the date hereof are set forth below.
Directors:

Name	Employer/Principal Occupation

Richard E. Betz	Chairman and Owner, Royale Columbia Farms, Inc., Bud-Rich Potato, Inc.

Charles F. Beardsley	Owner, Hershner & Bell, Inc.

William A. Booth	Real Estate, Retired

Dennis L. Carver	Chiropractor and Owner, Goldendale Chiropractic Clinic

Terry L. Cochran	President and Chief Executive Officer, Columbia River Bank and Columbia Bancorp

James J. Doran	Owner, Jim Doran Chevrolet Oldsmobile, Jim Doran Dodge Chrysler

Jean S. McKinney	President, Business Manager and Owner, McKinney Ranches, Inc.,

Donald T. Mitchell	Lumber Broker, Retired

Dr. Frank K. Toda	President, Columbia Gorge Community College
Executive Officers:
The executive officers of Columbia and their ages and titles are set forth below. Business experience for the past five years is provided in accordance with SEC rules are set forth under “Information Regarding Executive Management” in the Proxy Statement, which information is incorporated herein by reference.

Name	Age	Title

Robert V. Card	58	Columbia River Bank, Executive Vice President & Director of Risk Management

Terry L. Cochran	64	Columbia Bancorp & Columbia River Bank, President & Chief Executive Officer

Staci L. Coburn	39	Columbia Bancorp & Columbia River Bank, Executive Vice President & Chief Financial Officer

R. Shane Correa	43	Columbia River Bank, Executive Vice President & Chief Banking Officer

Christine M. Herb	45	Columbia River Bank, Executive Vice President & Chief Information Officer

Craig B. Hummel	52	Columbia River Bank, Executive Vice President & Chief Credit Officer

Craig J. Ortega	56	Columbia River Bank, Executive Vice President
103 — Columbia Bancorp

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
Columbia Bancorp
Attn: Investor Relations
P.O. Box 1050
The Dalles, OR 97058
(541) 298-6649
Audit Committee
Information regarding Columbia’s audit committee members is set forth in the Proxy Statement, which information is incorporated herein by reference.
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
PART IV
ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) and (a)(2) Financial Statements of Columbia Bancorp are included in Item 8 of this Annual Report on Form 10-K.
(a)(3) See exhibit list in section (b) below.
(b) Exhibits filed with this Annual Report on Form 10-K or incorporated by reference from other filings are as follows:

3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) of Columbia’s Quarterly Report on Form 10-Q for the period ended June 30, 1999.)

104 — Columbia Bancorp

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 3.1.2 of Columbia’s Annual Report on Form 10-K for the period ended December 31, 2007).

10.1+	Columbia Bancorp 1999 Stock Incentive Plan (Amended 2008) (Incorporated herein by reference to Exhibit 4.2 of Columbia’s Form S-8 Registration Statement filed August 7, 2008.)

10.2+	Columbia Bancorp Restated Employee Stock Ownership Plan and Trust Agreement (1999 Restatement) (Incorporated herein by reference to Exhibit 10.2 of Columbia’s Annual Report on Form 10-K for the period ended December 31, 1999.)

10.3+	Employment Agreement between R. Shane Correa and Columbia River Bank dated April 16, 2008 (Incorporated herein by reference to Exhibit 10.26 of Columbia’s Current Report on Form 8-K/A filed September 9, 2008.)

10.4+	Executive Bonus Deferral Agreement between Columbia River Bank and R. Shane Correa (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.5+	Executive Salary Continuation Agreement between Columbia River Bank and R. Shane Correa (Incorporated herein by reference to Exhibit 10.02 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.6+	Amendment No. 1 to Executive Salary Continuation Agreement between Columbia River Bank and R. Shane Correa (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed December 26, 2007.)

10.7+	Employment Agreement between Craig J. Ortega and Columbia River Bank dated April 16, 2008 (Incorporated herein by reference to Exhibit 10.26 of Columbia’s Current Report on Form 8-K/A filed September 9, 2008.)

10.8+	Executive Bonus Deferral Agreement between Columbia River Bank and Craig J. Ortega (Incorporated herein by reference to Exhibit 10.01 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.9+	Executive Salary Continuation Agreement between Columbia River Bank and Craig J. Ortega (Incorporated herein by reference to Exhibit 10.02 of Columbia’s Current Report on Form 8-K filed February 21, 2007.)

10.10+	Amendment No. 1 to Executive Salary Continuation Agreement between Columbia River Bank and Craig J. Ortega (Incorporated herein by reference to Exhibit 10.1 of Columbia’s Current Report on Form 8-K filed December 26, 2007.)

10.11+	Employment Agreement between Robert V. Card and Columbia River Bank dated April 16, 2008 (Incorporated herein by reference to Exhibit 10.26 of Columbia’s Current Report on Form 8-K/A filed September 9, 2008.)

10.12+	Executive Salary Continuation Agreement between Columbia River Bank and Robert V. Card (Incorporated herein by reference to Exhibit 99.1 of Columbia’s Current Report on Form 8-K filed April 9, 2007.)

10.13+	Employment Agreement between Staci L. Coburn and Columbia River Bank and Columbia Bancorp dated December 16, 2008

10.14+	Severance and Release Agreement between Roger L. Christensen and Columbia River Bank and Columbia Bancorp dated October 7, 2008.

21.1	List of Subsidiary.

23.1	Consent of Moss Adams LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-4(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350.

+	Management contract, compensation plan or arrangement.
105 — Columbia Bancorp

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 26, 2009.

COLUMBIA BANCORP
By:	/s/ Terry L. Cochran
Terry L. Cochran
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 26, 2009.

Signatures	Titles

/s/ Terry L. Cochran Terry L. Cochran	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Staci L. Coburn Staci L. Coburn	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Richard E. Betz Richard E. Betz	Director and Chairman

/s/ Charles F. Beardsley Charles F. Beardsley	Director

/s/ William A. Booth William A. Booth	Director

/s/ Lori R. Boyd Lori R. Boyd	Director

/s/ Dennis L. Carver Dennis L. Carver	Director

/s/ Terry L Cochran Terry L Cochran	Director

/s/ James J. Doran James J. Doran	Director

/s/ Jean S. McKinney Jean S. McKinney	Director

/s/ Donald T. Mitchell Donald T. Mitchell	Director

106 — Columbia Bancorp