Form 10-Q
period 2009-03-31
COLUMBIA BANCORP \OR\
filed 2009-05-11
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 7, 2009, there were 10,064,859 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
March 31, 2009

PART I. – FINANCIAL INFORMATION
These consolidated financial statements should be read in conjunction with the financial statements, accompanying notes and other relevant information included in the Company’s report on Form 10-K for the year ended December 31, 2008, and the notes and other information included in this report.
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS OF COLUMBIA BANCORP AND SUBSIDIARY
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$47,325,483	$39,245,220
Interest bearing deposits with other banks	8,322,818	25,742,260
Federal funds sold	48,007,089	117,491,560

Total cash and cash equivalents	103,655,390	182,479,040

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	29,899,561	19,218,096
Equity securities available-for-sale, at fair value	1,703,000	1,673,409
Debt securities held-to-maturity, at amortized cost, estimated fair value $7,674,119 and $8,284,350 at March 31, 2009 and December 31, 2008, respectively	7,497,892	8,130,397
Restricted equity securities	3,054,500	3,054,500

Total investment securities	42,154,953	32,076,402

LOANS
Loans, net of allowance for loan losses and unearned loan fees	812,533,402	838,949,514
OTHER ASSETS
Property and equipment, net of accumulated depreciation	22,776,718	23,627,864
Other real estate owned	11,328,802	9,622,472
Accrued interest receivable	4,916,266	4,843,767
Other assets	37,706,104	30,694,506

Total other assets	76,727,890	68,788,609

TOTAL ASSETS	$1,035,071,635	$1,122,293,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$183,284,993	$215,922,354
Interest bearing demand deposits	277,520,141	271,244,206
Savings accounts	30,793,081	30,873,113
Time certificates	445,609,588	486,156,648

Total deposits	937,207,803	1,004,196,321

OTHER LIABILITIES
Federal Home Loan Bank advances and other short-term borrowings	23,441,300	36,612,730
Accrued interest payable and other liabilities	6,209,814	6,435,889

Total other liabilities	29,651,114	43,048,619

TOTAL LIABILITIES	966,858,917	1,047,244,940

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 10,065,039 issued and outstanding (10,067,347 at December 31, 2008)	55,734,393	55,698,975
Retained earnings	12,340,267	19,242,169
Accumulated other comprehensive income, net of taxes	138,058	107,481

TOTAL SHAREHOLDERS’ EQUITY	68,212,718	75,048,625

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,035,071,635	$1,122,293,565

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$12,524,479	$17,739,654
Interest on investments:
Taxable investment securities	204,860	267,665
Nontaxable investment securities	86,138	102,455
Interest on federal funds sold	46,502	201,150
Other interest income	24,105	153,672

Total interest income	12,886,084	18,464,596

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	1,215,767	1,813,047
Interest on time deposit accounts	4,682,447	4,178,967
Other borrowed funds	223,578	111,231

Total interest expense	6,121,792	6,103,245

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,764,292	12,361,351
PROVISION FOR LOAN LOSSES	9,700,000	3,050,000

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(2,935,708)	9,311,351

NON-INTEREST INCOME
Service charges and fees	1,206,960	1,158,498
Mortgage banking revenue	—	924,818
Payment system revenue, net	214,064	122,037
Financial services revenue	172,440	270,246
Credit card discounts and fees	90,675	142,511
Other non-interest income	542,641	462,880

Total non-interest income	2,226,780	3,080,990

NON-INTEREST EXPENSE
Salaries and employee benefits	4,266,535	5,874,193
FDIC premiums and state assessments	1,928,196	165,274
Occupancy expense	1,539,964	1,310,691
Other real estate owned impairment	49,555	—
Other non-interest expenses	3,126,186	3,115,562

Total non-interest expense	10,910,436	10,465,720

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(11,619,364)	1,926,621
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(4,717,462)	708,033

NET INCOME (LOSS)	(6,901,902)	1,218,588

OTHER COMPREHENSIVE INCOME, NET OF TAXES
Unrealized holding gains arising during the period	29,159	103,238
Reclassification adjustment for losses included in net income	1,418	236
Decrease in fair value of interest rate swap	—	(12,739)

Total other comprehensive income, net of taxes	30,577	90,735

COMPREHENSIVE INCOME (LOSS)	$(6,871,325)	$1,309,323

Earnings (loss) per share of common stock
Basic	$(0.69)	$0.12
Diluted	$(0.69)	$0.12
Weighted average common shares outstanding
Basic	10,030,399	10,014,424
Diluted	10,030,399	10,108,613
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income	Equity
BALANCE, December 31, 2007	10,043,572	$55,393,110	$46,764,304	$80,418	$102,237,832

Cumulative effect of change in accounting principle — split-dollar life insurance benefit	—	—	(59,094)	—	(59,094)
Stock-based compensation expense	—	344,801	—	—	344,801
Stock options exercised and stock awards granted	27,985	63,676	—	—	63,676
Income tax effect from stock options exercised	—	1,563	—	—	1,563
Income tax adjustment for stock awards	—	(67,180)	—	—	(67,180)
Repurchase of common stock	(4,210)	(36,995)	—	—	(36,995)
Cash dividends, $0.11 per common share	—	—	(1,105,092)	—	(1,105,092)
Net loss and comprehensive loss	—	—	(26,357,949)	27,063	(26,330,886)

BALANCE, December 31, 2008	10,067,347	55,698,975	19,242,169	107,481	75,048,625

Stock-based compensation expense	—	35,622	—	—	35,622
Stock awards forfeited	(4,600)	—	—	—	—
Stock awards granted	2,500	—	—	—	—
Repurchase of common stock	(208)	(204)	—	—	(204)
Net loss and comprehensive loss	—	—	(6,901,902)	30,577	(6,871,325)

BALANCE, March 31, 2009	10,065,039	$55,734,393	$12,340,267	$138,058	$68,212,718

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,901,902)	$1,218,588
Adjustments to reconcile net income to net cash from operating activities:
Net (accretion) amortization of discounts and premiums on investment securities	66,853	(13,171)
Loss on called investment securities	2,319	375
Loss on sale of mortgage loans	—	233,311
Depreciation and amortization of property and equipment	809,269	685,728
Loss on sale or write-down of property and equipment	120,871	—
Loss on sale or write-down of bank owned real estate	49,555	5,888
Loss on limited partnerships	60,665	55,942
Stock-based compensation expense	35,622	65,080
Income tax benefit from stock-based compensation expense	—	(1,563)
Deferred income tax expense (benefit)	2,008,011	(1,021,520)
Provision for loan losses	9,700,000	3,050,000
Provision for losses from off-balance sheet financial instruments	25,000	41,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(72,499)	(143,216)
Proceeds from the sale of mortgage loans held-for-sale	—	37,532,893
Production of mortgage loans held-for-sale	—	(43,718,804)
Other assets	(4,136,228)	555,030
Accrued interest payable and other liabilities	(5,165,116)	987,900

NET CASH USED IN OPERATING ACTIVITIES	(3,397,580)	(466,539)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of available-for-sale securities	9,790,330	1,000,000
Proceeds from called available-for-sale securities	—	2,000,000
Proceeds from maturity of held-to-maturity securities	154,524	134,224
Proceeds from called held-to-maturity securities	472,681	—
Purchases of available-for-sale securities	(20,515,214)	(3,011,729)
Net change in loans made to customers	14,960,227	(24,911,946)
Investment in low-income housing tax credits	(49,472)	(64,738)
Investment in state energy tax credits	—	(912,178)
Proceeds from the sale of property and equipment	—	—
Proceeds from the sale of other real estate owned	—	76,462
Purchases of property and equipment	(78,994)	(2,078,810)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4,734,082	(27,768,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	(26,441,458)	(3,150,483)
Net change in time deposits	(40,547,060)	(18,777,289)
Net repayments of short-term notes payable	—	(850,000)
Proceeds from long-term borrowings	—	31,000,000
Repayments of long-term borrowings	(13,171,430)	(2,998,344)
Repayment of junior subordinated debentures	—	(4,124,000)
Cash paid for dividends and fractional shares	—	(1,004,255)
Proceeds from stock options exercised	—	63,675
Income tax benefit from stock-based compensation expense	—	1,563
Repurchase of common stock	(204)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(80,160,152)	160,867

NET DECREASE IN CASH AND CASH EQUIVALENTS	(78,823,650)	(28,074,387)
CASH AND CASH EQUIVALENTS, beginning of period	182,479,040	92,223,800

CASH AND CASH EQUIVALENTS, end of period	$103,655,390	$64,149,413

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$6,313,592	$6,589,247
Taxes paid in cash	—	200,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$30,577	$103,474
Change in fair value of interest rate swap, net of taxes	—	(12,739)
Cash dividend declared and payable after quarter-end	—	1,005,788
Transfer of loans to other real estate owned	1,755,885	6,492,483
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
The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of results to be anticipated for the year ending December 31, 2009.
Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the current year presentations. These reclassifications have no effect on previously reported net income.
2. Management’s Estimates and Assumptions
Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain policies that are critical to an understanding of the consolidated financial statements due to the judgments, estimates and assumptions inherent in those policies. These policies and judgments, estimates and assumptions are described in greater detail in the notes to the consolidated financial statements included in Columbia’s annual report on Form 10-K, filed March 26, 2009.
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
3. Regulatory Order and Management’s Plan
As disclosed in Columbia’s 2008 annual report on Form 10-K, on February 9, 2009, the Bank stipulated to the issuance of a cease and desist order against the Bank, by the Federal Deposit Insurance Corporation (“FDIC”) and Oregon Division of Finance and Corporate Securities (“DFCS”), based on certain findings from an examination of the Bank concluded in September 2008.
In response to recent financial results and to address the provisions of the order, the Bank has developed specific plans focused on increasing liquidity and improving capital levels.  The Bank’s first priority is to maintain liquidity sufficient to continue to meet our obligations as they come due.  During 2008 and through March 31, 2009, the following actions were undertaken to address liquidity:
•	Raised $42.17 million of retail deposits during the fourth quarter of 2008 and first quarter of 2009.

•	Repaid $123.04 million of wholesale (brokered) deposits maturing from September 30, 2008 through March 31, 2009, thereby reducing the ratio of wholesale liabilities to total liabilities from 33.05% to 23.08%.

•	Participated in FDIC Temporary Liquidity Guarantee Program (“TGLP”) to extend unlimited FDIC coverage to qualifying transaction accounts. In addition, the Bank benefitted from increases in the FDIC insurance limits from $100,000 to $250,000. Uninsured balances as of March 31, 2009 totaled $44.08 million, compared to total deposits of $937.21 million.

•	Reduced loan balances by $86.11 million from September 30, 2008 through March 31, 2009, through normal attrition, exiting certain customer relationships, participations with other financial institutions and charge-off of certain loans.

•	Increased collateral pledged to Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”), providing available borrowing capacity at FHLB and FRB totaling $66.53 million as of March 31, 2009.

•	Updated the Bank’s liquidity policy in light of the economy and the Bank’s financial performance and developed a written liquidity plan for 2009 and beyond which is focused on maintaining and increasing liquidity balances using a combination of asset reductions and deposit increases.
The Bank’s second priority is to increase capital levels in order to counterbalance the effects of net losses incurred during 2008 and the first quarter of 2009.  During 2008 and into 2009, the Bank has taken the following actions to increase or minimize reductions in its capital:
•	Suspended board of director fees beginning in July 2008.

•	Stockholder dividends were reduced in the second quarter of 2008 and then suspended in the third quarter of 2008 and for the near future quarters.

•	Closed the mortgage banking business in September 2008, eliminating 39 positions.

•	Reduced work force, eliminating 20 additional positions in September 2008.

•	No bonuses or incentive compensation awarded during 2008 or 2009.

•	Sold credit card portfolio at a gain of $1.20 million in September 2008.

•	Closed Lake Oswego, Oregon branch in October 2008.

•	Since October 1, 2008, restructured or eliminated through attrition certain staff positions resulting in an estimated annual cost savings of $2.31 million.
Going forward, the Bank plans to improve its capital levels primarily through a strategy of reducing its overall asset size, resolving problem loans to minimize further losses and by lowering staff levels commensurate with the anticipated decrease in the size of the Bank.
In March 2009, the Bank began to implement a plan to relocate and consolidate certain administrative departments from downtown Vancouver, Washington to The Dalles, Oregon where Columbia’s corporate headquarters have been located since 1977.  The plan included the elimination of two executive positions of Columbia’s Chief Operating Officer and Director of Human Resources. The Bank had planned to continue its expansion into Southwest Washington as a natural extension of its market area.  However, following the economic downturn of 2008, the Bank is currently relocating certain administrative functions back to The Dalles and refocusing on its historical successes as a leading provider of superior deposit products, credit facilities and other financial services in the small to medium sized communities within our natural footprint.  Management expects these measures will provide benefits in terms of both liquidity and capital management while substantially reducing occupancy and general and administrative expense.
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
Overall, estimated annual cost savings from staffing reductions total approximately $3.00 million, a portion of which will phase-in by the middle of 2009 as the relocation is completed.

In addition to these specific shorter-term plans, the Bank developed a three-year business plan to incorporate the relocation plans described above and to address the improvements to be made in the Bank’s capital levels.  Specific strategies associated with the three-year plan may include, but are not limited to, the following:
•	Continued reductions in other overhead expenses

•	Sale and leaseback of branch facilities

•	Sale and/or lease of excess branch property

•	Sale and/or participation of loans

•	Raise capital from third party investor(s)

•	Future participation in Government relief programs if such future programs benefit a community bank such as Columbia River Bank
Management has considered and investigated various capital raising options with third party investors, none of which have been successfully finalized.  As a result, the Bank is proceeding as though no third party capital will be available in the near term.
There are no assurances these plans will successfully improve the Bank’s results of operation or financial condition or result in the termination of the regulatory order from the FDIC and DFCS.  The economic environment in our market areas and the duration of the downturn in the real estate market will have a significant impact on the implementation of the Bank’s business plans.  Although not currently planned, the realization of assets in other than the ordinary course of business in order to meet liquidity needs could cause the Bank to incur losses not reflected in these financial statements.
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
The loan portfolio consisted of the following as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Real estate secured loans:
Commercial property	$250,361,887	$250,888,198
Farmland	58,172,245	65,474,029
Construction	236,851,067	253,682,700
Residential	42,820,498	44,208,284
Home equity lines	28,998,693	29,230,366

	617,204,390	643,483,577
Commercial	133,173,169	127,597,505
Agriculture	68,412,338	74,630,411
Consumer	13,417,228	14,414,445
Other Loans	4,110,121	3,878,101

	836,317,246	864,004,039
Less allowance for loan losses	(23,221,836)	(24,492,350)
Less unearned loan fees	(562,008)	(562,175)

Loans, net of allowance for loan losses and unearned loan fees	$812,533,402	$838,949,514

The Bank does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. As of March 31, 2009, no loans in default 90 days or more were still accruing interest. Non-accrual loans are considered impaired loans. Each impaired loan is carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the net realizable value of collateral if the loan is collateral-dependent. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Cash payments received on non-accrual loans are applied to the principal balance of the loan. Large groups of smaller balance, homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank may not separately identify individual consumer and residential loans for evaluation of impairment.
Loans on non-accrual status as of March 31, 2009 and December 31, 2008, were $94.99 million and $92.35 million, respectively. Impaired loans as of March 31, 2009 and December 31, 2008, were $95.03 million and $94.41 million, respectively.
The allowance for loan losses represents management’s best estimate of probable losses associated with the Bank’s loan portfolio and deposit account overdrafts. The estimate is based on evaluations of loan collectability and prior loan loss experience. The appropriateness of the recorded allowance is evaluated each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council and with Financial Accounting Standard Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 5 and No. 114. In determining the level of the allowance, the Bank estimates losses inherent in all loans and evaluates non-performing loans to determine the amount, if any, necessary for a specific reserve. Loans not evaluated for impairment and not requiring a specific allocation are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. The Bank regularly reviews the loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.
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
Increases to the allowance occur when amounts are expensed to the provision for loan losses or when there is a recovery for a loan or overdrafts previously charged-off. Decreases occur when loans are charged-off or for overdrafts that are deemed uncollectible. The Bank determines the appropriateness and amount of these charges by assessing the risk potential in the portfolio on an ongoing basis. Loan charge-offs do not necessarily result in the recognition of additional expense, except in cases where the amount of a loan charge-off exceeds the loss amount previously provided for in the allowance for loan losses.
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

Changes in the allowance for loan losses were as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
BALANCE, beginning of period	$24,492,350	$11,174,199
Provision for loan losses	9,700,000	3,050,000
Loans charged off	(11,045,236)	(1,043,927)
Loan recoveries	74,722	83,935

BALANCE, end of period	$23,221,836	$13,264,207

5. Other Real Estate Owned
Other real estate owned represents property acquired through foreclosure or deeds in lieu of foreclosure and is carried at the lower of cost or estimated net realizable value. Net realizable value is determined based on real estate appraisals less estimated selling costs. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to net realizable value, if any, or any disposition gains or losses are included in non-interest expense. As of March 31, 2009 and December 31, 2008, other real estate owned totaled $11.33 million and $9.62 million, respectively.
6. Federal Funds Purchased and Federal Home Loan Bank Advances
The Bank does not maintain any federal funds lines of credit, presently or, as of March 31, 2009.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. Interest rates on outstanding borrowings range from 2.40% to 5.48%. As of March 31, 2009, maximum FHLB borrowings were limited to $62.93 million, of which $39.48 million was available based on outstanding borrowings and collateral balances.
FHLB borrowings outstanding as of March 31, 2009 and December 31, 2008 were as follows:

March 31, 2009			December 31, 2008
		Weighted-			Weighted-
	Maturity	Average		Maturity	Average
Amount	Year	Interest Rate	Amount	Year	Interest Rate
$5,000,000	2009	3.41%	$18,151,613	2009	2.94%
18,000,000	2010	2.80%	18,000,000	2010	2.80%
441,300	2013	5.47%	461,117	2013	5.47%

$23,441,300		2.98%	$36,612,730		2.91%

The Bank has a secured credit arrangement with the Federal Reserve Bank of San Francisco (“FRB”) under which authorized borrowings are collateralized by loans and other instruments which may be pledged. Borrowings outstanding under this agreement bear interest at 1.00% as of March 31, 2009. As of March 31, 2009, there were no outstanding borrowings under this agreement and maximum borrowings were limited to $28.05 million, based on collateral balances.

7. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued, unless the impact is anti-dilutive. Due to Columbia’s year to date net loss position, potentially dilutive common shares under the treasury stock method have been excluded, including un-exercised stock options and unvested restricted stock awards, totaling 306,099 weighted average shares for the three months ended March 31, 2009.
8. Fair Value Measurements
On January 1, 2008, Columbia adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements.
SFAS No. 157 provides the following hierarchy of valuation techniques:

• Level 1 –	Quoted unadjusted prices in active markets for identical assets or liabilities

• Level 2 –	Significant observable inputs other than quoted prices in Level 1, such as quoted prices in active markets for similar assets or liabilities, or quoted prices for identical assets or liabilities in markets that are not active

• Level 3 –	Significant unobservable inputs based on the company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability
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
The following table presents financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value	Level 1	Level 2	Level 3
	March 31, 2009	Inputs	Inputs	Inputs
Debt securities, available-for-sale	$29,899,561	$—	$29,899,561	$—
Equity securities, available-for-sale	1,703,000	1,703,000	—	—

Total assets measured at fair value on recurring basis	$31,602,561	$1,703,000	$29,899,561	$—

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

The following table presents assets and liabilities measured at fair value on a non-recurring basis as of March 31, 2009:

	Fair Value	Level 1	Level 2	Level 3
	March 31, 2009	Inputs	Inputs	Inputs
Other real estate owned	$11,328,802	$—	$—	$11,328,802
Collateral-dependent impaired loans	75,282,074	—	—	75,282,074

Total assets measured at fair value on non-recurring basis	$86,610,876	$—	$—	$86,610,876

Fair values of other real estate owned are based on a combination of independent appraisals performed for the individual properties within other real estate owned, internal valuations performed by certified appraisers on staff and management’s evaluation of expected sales prices and selling costs. Properties are marked to the lower of the loans recorded at time of transfer or estimated fair market of underlying collateral value less estimated selling costs when transferred from loans to other real estate owned. Subsequent analyses of fair market values are performed on a regular basis, properties with indication of decrease in value are written down as necessary.
Fair values of collateral-dependent impaired loans are based on loan collateral values, which are supported by property appraisals and management’s judgment. Adjustments to reflect the fair value of collateral-dependent impaired loans are a component in determining an appropriate allowance for loan losses. As a result, adjustments to the fair value of collateral-dependent impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. For the three months ended March 31, 2009, impairment charges totaling $1.31 million and specific allowances under SFAS 114 totaling $9.85 million, resulted in an increase to the provision for loan losses.
9. Reclassifications
During the period, Columbia reclassified amounts from other non-interest income and non-interest expense into payment systems revenue. Payment systems revenue includes interchange income from credit and debit cards, annual fees, and other transaction and account management fees. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card associations and are based on cardholder purchase volumes. Columbia records interchange income as transactions occur. Transaction and account management fees are recognized as transactions occur or services are provided. Volume-related payments to partners and credit card associations and expenses for rewards programs are also recorded within payment systems revenue. Payments to partners and expenses related to rewards programs are recorded when earned by the partner or customer.
10. Recent Accounting Pronouncements
In April 2009, the FASB issued the following three FASB Staff Positions (“FSP”) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for Columbia’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company’s consolidated financial statements.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for Columbia’s interim period ending on June

30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect Columbia’s consolidated financial statements.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for Columbia’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on Columbia’s consolidated financial statements.

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
Because forward-looking statements are, in part, an attempt to project future events and explain current plans, they are subject to various risks and uncertainties, which could cause our actions and our financial and operational results to differ materially from those projected in forward-looking statements. These risks and uncertainties include, without limitation, our ability to identify, estimate and ultimately absorb the losses inherent in our loan portfolio; our ability to maintain our liquidity at levels sufficient at all times to meet the needs of our customers for deposit withdrawals and demands upon undrawn credit commitments; our ability to meet the requirements of the cease-and-desist order to which we are subject, and otherwise to comply with applicable banking laws and regulations; our ability to increase our levels of capital and to maintain such levels as may be necessary and appropriate in light of the risks inherent in our asset base; competitive risks that limit the interest rates we can charge for quality loans and the interest rates we are required to pay on our deposits; the possibility of a special assessment in order to build-up the FDIC insurance fund; and potential risks and liabilities associated with our previously announced relocation of our operations center to The Dalles, Oregon. We discuss these and other risks in greater detail below in Part II – Section 1A – “Risk Factors” and in the section of our Annual Report on Form 10-K in the section entitled “Risk Factors.”
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
Allowance for Loan Losses
Our allowance for loan losses represents our estimate of probable losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. Management evaluates the amount of our allowance each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) and with FASB SFAS Nos. 5 and 114. In determining the level of the allowance, we estimate losses inherent in all loans and evaluate individual classified and non-performing loans to determine the amount, if any, necessary for a specific reserve. Certain loans have been stress tested for potential impairment whether or not currently performing according to terms; loans of this nature may require a specific allocation based on historical loss rates and other subjective factors, to the extent that impairment is not identified. Loans not evaluated for impairment and not requiring a specific allocation, because the loan is determined not to be impaired, are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. We regularly review our loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.
Our methodology for estimating inherent losses in the portfolio takes into consideration all loans in our portfolio, segmented by industry type and risk rating, and utilizes a number of subjective factors in addition to historical loss rates. Subjective factors include: the economic outlook on both a national and regional level; the volume and severity of non-performing loans; the nature, value and estimated liquidity of collateral securing the loans; trends in loan growth; concentrations with individual and interrelated borrowers, industries and geographic regions; and competitive issues that impact loan underwriting.
Increases to the allowance occur when we expense amounts to the provision for loan losses or when we recover previously charged-off loans or overdrafts. We reduce the allowance when we charge-off loans or overdrafts that are deemed uncollectible, although we do not necessarily cease collection activities when a loan is charged-off. We determine the appropriateness and amount of these charges by assessing the risk potential in our portfolio on an ongoing basis. Loan charge-offs do not necessarily result in the recognition of additional expense, except in cases where the amount of a loan charge-off exceeds the loss amount previously provided for in the allowance for loan losses.
On loans of either a larger size or troubled industry classification, we also may perform an individual risk analysis on specific performing loans. This individual analysis may include factors such as an updated review of the value of the collateral securing the loan, the geographic location of the loan, the expected or potential cash flows from the borrowers operations, the relative strength and liquidity of the guarantors and the past payment performance on the loan. In cases where existing collateral appraisals or evaluations are dated or stale in our opinion, we will typically obtain new appraisals or evaluations and these new values will be used to evaluate the risk of the loan and resulting provision for loan losses. Furthermore, in cases where the cash flow or liquidity of the borrower has been eliminated or there is an absence of guarantor strength, we may deem the loan to be totally collateral dependent. In such cases, if the analysis of the net realizable value of the loan collateral is determined to be deficient, that deficiency is charged-off.
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
Approximately 76%, or $617.20 million, of our loan portfolio is secured by real estate collateral. Within the total balance of loans secured by real estate, certain loans are designated as construction credits. Of these, $71.31 million is secured by commercial property under construction (office buildings, warehouse, commercial lot pads, etc.) and $165.55 million is secured by residential property under construction (residential subdivisions, 1-4 family dwellings, homes under construction by developers, etc.). We are actively monitoring residential and commercial real estate values in all of our market regions. The residential markets have declined significantly in several key markets such as Central Oregon and select markets in the Portland, Oregon metro area. Some of our more rural eastern Oregon and Washington markets have remained stable or experienced only minor declines. Although commercial real estate markets are also softening, only Central Oregon has demonstrated significant distress at this time. In addition, due to the downturn in national and regional real estate sales, a number of our residential real estate construction and acquisition and development customers have been unable to sell existing inventories in the normal course of business and the repayment of these loans is now solely dependent on the liquidation of the collateral. Many of the loans of this nature were written down to their estimated fair market value less estimated costs to sell, resulting in significant charge-offs during the year ended December 31, 2008 and continuing in the quarter ended March 31, 2009. Based on this experience, we believe there is an increased risk in our remaining real estate loan portfolio, and as such we recognized additional loan loss provisions of $9.70 million during the first quarter of 2009. Further increases in the allowance for loan losses may be considered necessary during the remainder of 2009 if real estate values continue to decline; however, we expect future provisions will be at lower levels than those experienced throughout 2008 and the first quarter of 2009.
Income Taxes
We estimate tax expense based on the amount it expects to owe various taxing authorities in the current and future periods for transactions arising during the current period. Accrued and/or refundable income tax represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes and refundable taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.
The determination of our ability to fully utilize our deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. If it is determined that we, “more likely than not”, would be unable to fully recognize any deferred tax assets, we would be required to write them down to the net realizable value, which would have a material adverse affect on our future earnings, shareholders’ equity and regulatory capital.
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
We have a network of 21 full-service branches throughout Oregon and Washington. In Oregon, we operate 14 branches. These branches serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the Willamette Valley communities of McMinnville, Canby and Newberg. In Washington, we operate 7 branches. These branches serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside, Richland and Vancouver.

Business Developments:
On February 9, 2009, our wholly owned subsidiary, Columbia River Bank, entered into an agreement with the FDIC and the Oregon Division of Finance and Corporate Securities (“DFCS”), its principal banking regulators, which requires the Bank to take certain measures to improve its safety and soundness. In conjunction with this agreement, the Bank stipulated to issuance of a cease and desist order against the Bank, by the FDIC and DFCS, based on certain findings from an examination of the Bank concluded in September 2008 based on financial and lending data measured as of June 30, 2008. In entering into the stipulation and consenting to entry of the order, the Bank did not concede the findings or admit to any of the assertions therein, but it did agree to adopt and implement a corrective program to address certain deficiencies noted in the examination.
Significant requirements of the regulatory order and actions we took during the first quarter of 2009 to address each requirement were as follows:
Maintain above-normal capital levels. The Bank’s Tier 1 leverage ratio must be at least 10% to be considered well-capitalized. The 10% threshold must be met by May 9, 2009.
•	As of March 31, 2009, the Bank’s Tier 1 leverage ratio was 5.97%. The Bank had not achieved the required 10% threshold for the Tier 1 leverage ratio as of May 11, 2009, the date of this report. It is unclear what, if any, actions will be taken by the FDIC as a result of not meeting this requirement of the order.

•	Our efforts to increase capital levels have been adversely impacted by the continued deterioration of credit quality and the resulting need to place loans on non-accrual status and recognize additional loan loss provisions. To improve regulatory capital ratios, maintain and improve liquidity levels, hasten a return to profitability and address other requirements of the regulatory order, we took the following actions during the first quarter of 2009:
o	Reduced loans by $27.69 million. We continued our efforts to re-balance our assets and liabilities, primarily by reducing loan balances by $27.69 million since December 31, 2008. Loan balances decreased due to resolution of non-performing loans and customer payments and attrition.

o	Repaid $47.90 million of wholesale deposits and borrowings. We paid off higher-cost wholesale borrowings and deposits using available liquid assets and retail deposits gathered over the last several months, and have concentrated heavily on maintaining retail deposits even during the first quarter, when deposits traditionally decline as our customers reduce post-Holiday debts and withdraw funds to pay taxes. While our total deposits saw a slight decline, we are pleased with their relative stability given the current economic conditions confronting our customers across our geographic markets.

o	Aggressively managed credit quality. We continue to proactively address credit quality issues as they develop. During the first quarter, we recognized loan loss provisions totaling $9.70 million and charged-off $11.05 million of non-performing loans.

o	Invested in higher yielding assets. We added $20.52 million of U.S. Government-backed securities earning higher rates compared to overnight Federal Funds investments. The securities are available to support liquidity requirements as needed. Investment purchases were offset by maturities of lower yielding securities.

o	Reduced salaries and benefits. Salaries and benefits decreased compared to prior year quarters due to staffing reductions and restructuring, and suspension of company contributions to employee retirement plans. No bonuses or incentive compensation were awarded in 2008 or during the three months ended March 31, 2009.

o	Announced relocation plan. During the first quarter of 2009, we announced plans to relocate our operations center from Vancouver, Washington to The Dalles, Oregon and additional staff reductions, including two executive officer positions. Combined with other restructuring and staff reductions late in 2008, the relocation is expected to yield annual salary savings of approximately $3.00 million.

Retain qualified management / board of director oversight. The Bank must retain qualified management and notify the FDIC in writing when it proposes to add new members to its board of directors or to employ new senior executive officers. The Bank’s board of directors is also required to increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives for the supervision of all the Bank’s activities.
•	During the first quarter of 2009, we retained a professional consulting firm to evaluate the abilities, qualifications and structure of the Bank’s executive management team. The firm concluded our executive team is qualified to manage the Bank and to address the requirements of the regulatory order. In addition, we updated our organization structure to provide additional support and focus in the current environment. We also developed a plan to address the consulting firm’s additional recommendations.
•	At the 2009 Annual Meeting of Shareholders on April 23, our shareholders elected Dr. Frank K. Toda to replace outgoing director Lori L. Boyd. Dr. Toda’s accession to the board of directors is expected to occur immediately after his application is approved by our regulators. Once approved, Dr. Toda also will replace Ms. Boyd on the Bank’s audit committee. Dr. Toda currently serves as President of Columbia Gorge Community College following his retirement as a Colonel at the pinnacle of a 30 year career in the U.S. Air Force. Dr. Toda’s father, Frank Toda, was one of the original founders of Columbia River Bank, serving on its organization committee in 1976. Dr. Toda’s thirty-plus years as a financial management officer and executive will allow us to replace Ms. Boyd’s experience and dedication as she returns full-time to a busy consulting practice.
Adapt allowance for loan loss policy to current economic conditions. The order requires the Bank to adapt its existing policy for estimating the adequacy of its loan loss allowance to address the current state of the local and regional economy, particularly in the real estate sector. The Bank also must eliminate certain classified assets and must develop a plan to reduce delinquent loans, as well as reducing loans to borrowers in the troubled commercial real estate market sector within 30 days of the date of the order.
•	We believe we have sufficiently adapted our loan loss allowance methodology to address the present economic environment, including the distressed real estate markets where we extended credit.
•	We completed our plan to reduce delinquent loans, which has been provided to the FDIC. Pursuant to the plan, we added staff to and restructured our special assets team to allow for more effective and immediate loan collection efforts. We also continued to conduct quarterly Reserve Adequacy Committee meetings to identify emerging loan problems and address existing issues.
Written plans / dividend limitations / extensions of credit. The Bank is required to develop a written three-year strategic plan and a plan to preserve liquidity, and is restricted from paying cash dividends without the consent of the FDIC and from extending additional credit to certain borrowers.
•	We developed a written three year strategic plan to address improvement of capital, liquidity and profitability. The plan outlines several scenarios believed to be controllable by management action, such as reduction of total assets, resolution of non-performing assets and repayment of wholesale deposits.
In March, the Federal Deposit Insurance Corporation (“FDIC”) and the U.S. Department of the Treasury (“Treasury”) announced details of a new joint Legacy Loans Program (“LLP”). The LLP is designed to boost private demand for distressed assets that are currently held by banks and facilitate market-priced sales of troubled assets. Under the program, the FDIC and Treasury will partner with private investors to purchase troubled assets from banks in exchange for FDIC-backed notes payable to the banks. As we await further details of the Legacy Loans Program, we are proactively reviewing our loan portfolio to identify loans we would consider selling. Depending on how the program develops, we may benefit substantially from the sales of certain loans.

Financial Overview:
The following table presents an overview of our key financial performance indicators:

Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the
	Three Months Ended March 31,
			%
	2009	2008	Change
Return on average assets	-2.59%	0.48%
Return on average equity	-38.64%	4.75%
Average equity to average assets	6.71%	10.01%
Net interest margin, tax equivalent basis	2.79%	5.15%
Efficiency ratio	121.34%	67.16%

Net income (loss)	$(6,902)	$1,219	-666%
Earnings (loss) per diluted common share	$(0.69)	$0.12	-675%
Total gross loans (1)	$836,317	$902,410	-7%
Total assets	$1,035,072	$1,046,162	-1%
Deposits	$937,208	$900,964	4%

Book value per common share	$6.78	$10.21
Tangible book value per common share	$6.78	$9.48

(1)	Includes loan portfolio and loans held-for-sale and excludes allowance for loan losses and unearned loan fees.
The decrease noted in earnings per share was primarily due to an increase in the provision for loan losses, the effect of net interest margin compression and increases in non-interest expenses related to the increase in FDIC premiums, as well as, administrative expansion and centralization into Vancouver, Washington.
Significant items as of and for the three months ended March 31, 2009 were as follows:
•	Rebalanced assets and liabilities. In part as a result of our strategic plan to re-balance our assets and liabilities and focus closely upon our asset quality, gross loans decreased by $27.69 million from December 31, 2008, as we exited certain market sectors and customer relationships, and reclassified troubled loans to other real estate owned or charged-off against our allowance for loan loss. Gross loans decreased $66.09 million or 7% from March 31, 2008 for the same reasons.

•	Non-performing assets (“NPAs”) of $106.36 million, or 10.28% of total assets. Non-accrual loans comprised $94.99 million, or 89%, of NPAs. The remaining balance of $11.33 million, or 11%, was comprised of properties held as other real estate owned. Of the nonaccrual loans, $64.64 million, or 68% of the total are loans secured by residential real estate construction properties, $12.06 million, or 13% are loans secured by agricultural farmland, and the remaining $18.29 million, or 19% are loans secured by other miscellaneous asset types.

•	Loan loss provision of $9.70 million. Our provision for loan losses increased modestly by 8% to $9.70 million, compared to $9.00 million in the fourth quarter of 2008, as we continue to experience declining asset quality concentrated in our Central Oregon and Willamette Valley markets. Our first quarter loan loss provision increased by $6.65 million, or 218%, as compared to the first quarter of 2008. Continuing declines in asset quality are primarily attributable to the general deterioration of credit quality indicators in our residential construction portfolio.

•	Deposits decreased due to seasonal factors. Deposits decreased $66.99 million, or approximately 7%, from December 31, 2008. This decrease is partially a result of our planned reduction in wholesale deposits, with a decrease totaling $47.90 million during the three months ended March 31, 2009. The remaining decrease totaling $19.09 million represents a decrease in our retail deposits primarily due to seasonal trends, as our customer base has increased cash needs for the payment of income tax liabilities and agricultural production payments. The decrease in retail deposits for the period from December 31, 2007 to March 31, 2008 totaled $22.65 million.

•	Higher FDIC premiums. FDIC premiums and state assessments totaled $1.93 million for the three months ended March 31, 2009, an increase of $1.76 million, in comparison to the same period in 2008. The increase is a result of increases in premium assessments imposed by the FDIC, which is based on our voluntary participation in the Treasury Liability Guarantee Program (“TLGP”) and the FDIC’s rates applicable to adequately capitalized banks. In addition, premiums increased due to the rise in financial institution failures in 2008 and the first quarter of 2009. This expense may increase in the second quarter of 2009 due to a possible special assessment affecting all FDIC participants in order to build-up the FDIC insurance fund. We expect the expense will return to first quarter 2009 levels for the third and fourth quarters of 2009.

•	Reduced salaries and employee benefits. Salaries and employee benefits decreased 27%, or $1.61 million, as of March 31, 2009 in comparison to the similar period in 2008. Contributing to the decrease is the cost cutting measure to discontinue the 401(k) match, elimination of incentive compensation payments for 2009, as well as, the overall reduction in full-time equivalents (“FTE”). FTEs have decreased by 76, or 19%, from 391 FTE’s at March 31, 2008 to 315 FTE’s at March 31, 2009. We have made strategic efforts to reduce our salary and benefit expense, while maintaining high quality customer service; as such many of the FTE reductions were made in areas not affecting our service delivery. Included in the decrease in FTE’s were 2 executive positions, which were eliminated as part of a strategic re-alignment.

•	Net interest margin lower due to interest rate cuts and higher levels of non-accrual loans. Compared to the three months ended March 31, 2008, our net interest margin decreased for the three months ended March 31, 2009. This decrease is partially attributable to the federal funds rate cuts since March 2008 and the resulting decrease in our loan yields as our loans re-price more quickly than our deposits. Compounding this factor is the effect of reversing interest previously recognized on loans that were transferred to non-accrual status during the first quarter, and the loss of interest earnings on our existing non-accrual assets. During the three months ended March 31, 2009, approximately $2.10 million of interest income was not recognized for loans on non-accrual status. This resulted in a 85 basis point reduction in our net interest margin for the three months ended March 31, 2009.

RESULTS OF OPERATIONS
Net Interest Income
Net interest income, our primary source of operating income, is the difference between interest income and interest expense. Interest income is earned primarily from our loan and investment security portfolios. Interest expense results primarily from customer deposits and borrowings from other sources, including Federal Home Loan Bank advances, wholesale deposits. Like most financial institutions, our net interest income increases when we are able to charge higher interest rates on loans while paying relatively lower interest rates on deposits and other borrowings.
The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended March 31,			Three Months Ended March 31,
	Average Balances			Average Yields/Costs Tax Equivalent
	2009	2008	Change	2009	2008	Change
Taxable securities	$29,009	$23,008	$6,001	2.86%	4.68%	-1.82%
Nontaxable securities (1)	6,509	9,002	(2,493)	8.26%	7.04%	1.22%
Interest bearing deposits	19,040	19,371	(331)	0.51%	3.19%	-2.68%
Federal funds sold	79,767	25,699	54,068	0.24%	3.15%	-2.91%
Loans (2) (3)	855,819	891,725	(35,906)	5.94%	8.00%	-2.06%

Interest earning assets	990,144	968,805	21,339	5.30%	7.69%	-2.39%

Non-earning assets	88,977	62,400	26,577

Total assets	$1,079,121	$1,031,205	$47,916

Savings & interest bearing deposits	$306,937	$346,071	$(39,134)	1.61%	2.11%	-0.50%
Time certificates	469,869	354,589	115,280	4.04%	4.74%	-0.70%
Borrowed funds	30,902	15,302	15,600	2.93%	2.92%	0.01%

Interest bearing liabilities	807,708	715,962	91,746	3.07%	3.43%	-0.36%

Non-interest bearing demand deposits	192,972	205,680	(12,708)
Other liabilities	6,002	6,289	(287)
Shareholders’ equity	72,439	103,274	(30,835)

Total liabilities and shareholders’ equity	$1,079,121	$1,031,205	$47,916

(1)	In calculation of average yield, tax-exempt income has been adjusted to a tax-equivelant basis at a rate of 35%.

(2)	Non-accrual loans and loans held-for-sale are included in the average balance.

(3)	Loan fee income is included in interest income and in calculation of average yield, three months ended March 31; 2009, $33; 2008, $348.
Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration, but is also subject to fluctuations in the volume of earning assets, particularly during economic times in which loan performance deteriorates on a widespread basis. Our tax equivalent net interest margin measured 2.79% for the three months ended March 31, 2009, compared to 5.15% for the same period in 2008. The decrease is primarily due to two factors. First, loan yields decreased as our variable rate loans tied to the prime rate charged by major financial institutions re-priced, following cuts in the Fed Funds rate. The prime rate has historically followed changes in the fed funds rate. Second, during the first quarter of 2009, approximately $730,000 of interest income was reversed as loans were placed on non-accrual status. When a loan is placed on non-accrual status, all interest recognized as income, but not yet paid, is reversed. Including this amount of reversed interest, we were unable to recognized additional interest income of approximately $2.10 million relating to loans currently on non-accrual status. This foregone interest would have contributed approximately 85 basis points to the net interest margin for the three months ended March 31, 2009.

Unlike prior periods, our balance sheet is currently liability sensitive, meaning that interest bearing liabilities mature or re-price more frequently than interest earning assets in a given period. The sensitivity fluctuation resulted from the 225 basis point decrease in the fed funds rate from March 31, 2008 to March 31, 2009. This decrease is primarily because the majority of our loans are variable rate loans based on the prime rate. To mitigate the potential effect of decreases in the fed funds rate, we have incorporated interest rate floors into $516.01 million, or 64% of our loans. With the decrease in the fed funds rate from 2.25% at March 31, 2008 to 0.00% at March 31, 2009, $439.89 million, or 54% of our loans are earning interest at their floor rate and are behaving similar to fixed rate loans, which has resulted in our balance sheet being liability sensitive. One factor that would contribute to our return to an asset sensitive balance sheet is the increase of the fed funds rate by approximately 200 basis points.
Re-pricing of our deposit interest rates has lagged the more immediate decrease in earning asset yields which resulted from a need to increase retail deposits as we have divested or allowed brokered certificates of deposit and other non-core funds to mature without renewal. We expect continued pressure on our costs of funds due to the fed funds rate decrease and the competitive deposit environment.
The following table presents increases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes:
(dollars in thousands)

	Three Months Ended March 31,
	2009 over 2008
	Increase (Decrease) due to
			Net
	Volume	Rate	Change
Interest earning assets:
Loans	$(624)	$(4,592)	$(5,216)
Investment securities
Taxable securities	71	(134)	(63)
Nontaxable securities	(28)	12	(16)
Balances due from banks	(1)	(129)	(130)
Federal funds sold	427	(581)	(154)

Total	(155)	(5,424)	(5,579)

Interest bearing liabilities:
Interest bearing checking and savings accounts	(194)	(403)	(597)
Time deposits	1,389	(886)	503
Borrowed funds	114	(2)	112

Total	1,309	(1,291)	18

Net decrease in net interest income	$(1,464)	$(4,133)	$(5,597)

Net interest income before provision for loan losses decreased 45% for the three months ended March 31, 2009, compared to the same period in 2008. The decrease is primarily attributable to lower yields on loans following a series of Fed Funds rate cuts since March 2008. Decreases in net interest income were partially offset by lower rates paid on interest bearing liabilities. Due to the competitive deposit environment, decreases in interest rates paid on deposits have lagged decreases in interest rates on interest earning assets.

We expect continued slow to moderate improvement in our net interest margin over the next few quarters, as our efforts to replace expensive wholesale funds with retail deposits have a positive effect on the Bank’s overall cost of funds.  During the first quarter 2009, $42.35 million in brokered certificates of deposit matured without replacement, with an average rate of 4.08%. We expect to mature an additional $92.85 million in higher rate brokered certificates of deposit without replacement, with an average rate of 4.31%, by the end of 2009. To mitigate the liquidity effect of these maturing brokered certificates of deposit, we plan to continue in our efforts to re-balance our balances sheet; including efforts to increase retail, or “core”, deposits and allow loans to stay stable or decrease.
Non-Interest Income
Non-interest income is comprised of service charges and fees, mortgage banking revenues, payment system revenue, financial services revenues, credit card discounts and gains and losses from the sale of loans, securities and other assets. Mortgage banking revenues include service release premiums and revenues from the origination and sale of mortgage loans. Mortgage origination activities were discontinued in September 2008. Financial services income is derived from the sale of investments and financial planning services to our customers.
Service charges on deposits increased 4% for the three months ended March 31, 2009, compared to the same period in 2008. The increase is primarily attributable to an increase in the volume of deposit accounts in the current period compared to the similar period in 2008.
The decrease in non-interest income is attributable in part to the disbanding of CRB Mortgage Team, which occurred during the third quarter of 2008. Associated mortgage banking revenue has decreased $924,818 for the three months ended March 31, 2009, compared to the same period in 2008. Net income derived from the operation of CRB Mortgage Team for the three months ended March 31, 2009 totaled approximately $168,000. CRB Mortgage Team originated mortgage loans to be sold on the secondary market. The discontinuation of these activities reduces total operational costs and risk exposure associated with that business.
Provision for Loan Losses
Our provision for loan losses represents an expense against current period income that allows us to establish an appropriate allowance for loan losses and deposit account overdraft exposure. Charges to the provision for loan losses result from our ongoing analysis of probable losses in our loan portfolio and probable losses from deposit account overdrafts.
Our provision for loan loss increased modestly in comparison to the fourth quarter of 2008, to $9.70 million from $9.0 million, or 8% as we continue to experience declining asset quality that is concentrated in our Central Oregon and Willamette Valley markets. For the three months ended March 31, 2009, compared to the same period in 2008, the provision for loan loss was higher by $6.65 million, or 68% primarily due to the same reasons. Risks contributing to this increase in provision are discussed in more detail in the section entitled “Allowance for Loan Losses” below.
Non-Interest Expense
Non-interest expense consists of salaries and benefits, FDIC premiums and state assessments, occupancy costs, other real estate owned impairment charges and various other non-interest expenses.
Total non-interest expense has increased 4% for the three months ended March 31, 2009. These increases are primarily attributable to increases noted in FDIC insurance premiums and occupancy expenses, which are not yet fully offset by announced decreases in salaries and employee benefits.
Expense increases were partially offset by salary and benefit expense, which decreased by $1.61 million, or 27%, for the three months ended March 31, 2009, in comparison to the same period in 2008. The decrease is the result of the discontinued 401(k) match for employees, the discontinuation of incentive compensation bonuses and the overall reduction in full-time equivalents (“FTE”), with a reduction of approximately 76 FTE’s from March 31, 2008 to March 31, 2009, which included the elimination of two executive positions. We have made strategic efforts to reduce our salary and benefit expense, while maintaining high quality customer service; as such, many of the FTE reductions were made in areas not affecting our customer service delivery.
FDIC insurance premiums and state assessments have increased substantially, $1.76 million for the three months ended March 31, 2009, compared to the same period in 2008. The increase is a result of the increases in premium assessments imposed by the FDIC, which is based on our voluntary participation in the Treasury Liability Guarantee Program (“TLGP”) and the FDIC’s rates applicable to adequately capitalized banks. In addition, premiums have increased due to the rise in financial institution failures in 2008 and the first quarter of 2009. This expense may increase in the second quarter of 2009 due to a possible special assessment affecting all FDIC participants. The special assessment is designed to build-up the FDIC’s insurance fund, however, the final amount could change based on legislation currently pending in the U.S. Congress. We expect the expense will return to first quarter 2009 levels for the third and fourth quarters of 2009.
Occupancy expense increased $229,000, or 17%, for the three months ended March 31, 2009, in comparison to the same period in 2008. This increase is primarily due to increases in depreciation expense, contributing 51% of the increase; resulting from the completion of our Sunnyside and Yakima, Washington permanent branch locations. Increases in lease expense contributed 47% of the increase, which is associated with the administrative and operations offices opened in Vancouver, Washington during the second and third quarter of 2008. To reduce this expense in the coming quarters, we have announced the closure of our Vancouver, Washington operations office. In addition, we have identified approximately 42,500 square feet of excess office space in our existing locations, which we are actively marketing for either a sub-lessor or a lease transferee, where possible. We believe this could be a viable revenue source to offset occupancy expense in the coming quarters of 2009.
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Primarily due to lower interest income caused by interest rate cuts and higher levels of non-accrual loans, our efficiency ratio increased to 121.34% for the three months ended March 31, 2009, compared to 67.77% for the same periods in 2008. We expect our efficiency ratio will return to more historical levels as the bank moves to a profitable position.
Provision for Income Taxes
The following table presents the provision for income taxes and effective tax rates:
Provision for (Benefit from) Income Taxes:
(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
Provision for (benefit from) income taxes	$(4,717)	$708
Income before provision for (benefit from) income taxes	(11,619)	1,927

Effective tax rate	40.60%	36.74%
Our statutory tax rate is 38.84%, representing a blend of the statutory federal income tax rate of 35.00% and apportioned effect of the Oregon income tax rate of 6.60%. For the three months ended March 31, 2009, we have recognized a tax benefit on our pre-tax loss due to taxable income in carry back periods, future reversals of existing taxable temporary differences and projected future taxable income. Our effective rate for this period differs from the expected statutory rate primarily due to tax-exempt municipal interest and nontaxable revenue from the increase in cash surrender value of bank owned life insurance policies.

FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities.
Loans
Loan products include construction, land development, real estate, commercial and agriculture.
During the third quarter of 2008, the Bank entered into and executed a contract with Élan to sell the credit card portfolio. The sale transaction transferred all credit card loans to Élan as of August 31, 2008. In conjunction with the sale, we entered into a marketing agreement with Élan, which we believe will improve the credit card products offered to our customer base.
The following table presents our loan portfolio by loan type:
Loans:
(dollars in thousands)

	March 31, 2009		December 31, 2008		March 31, 2008
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Real estate secured loans:
Commercial property	$250,362	31%	$250,888	30%	$235,510	27%
Farmland	58,172	7%	65,474	8%	64,292	7%
Construction	236,851	29%	253,683	30%	290,996	33%
Residential	42,820	5%	44,208	5%	50,388	6%
Home equity lines	28,999	4%	29,231	3%	28,829	3%

	617,204	76%	643,484	76%	670,015	76%
Commercial loans	133,173	16%	127,598	15%	128,082	15%
Agricultural loans	68,413	8%	74,630	9%	66,619	8%
Consumer loans	13,417	2%	14,414	3%	12,275	1%
Credit cards	—	—	—	—	6,402	1%
Other loans	4,110	1%	3,878	—	4,926	—

	836,317		864,004		888,319
Allowance for loan losses	(23,222)	-3%	(24,492)	-3%	(13,264)	-1%
Unearned loan fees	(562)	—	(562)	—	(994)	—

Loans, net of allowance for loan losses and unearned loan fees	$812,533	100%	$838,950	100%	$874,061	100%

Gross loans decreased 3% since December 31, 2008, primarily due to transfers of loans to other real estate owned, charge-offs of certain loans and attrition as we exited certain lending relationships.
As of March 31, 2009, our loan portfolio continues to have a concentration of loans secured by real estate. This includes $165.55 million of construction loans secured by residential properties and $71.31 million of construction loans secured by commercial properties. Although this general real estate concentration is consistent with our Pacific Northwest community bank peers, we could be subject to further losses resulting from declines in real estate values and the related effects on our borrowers. It should be noted that some loans that are designated as being “real estate” secured were granted for consumer and business purposes other than the acquisition of real estate. While it is difficult to predict when the local real estate market will return to levels customarily associated with our markets, we believe that the risk is limited to some extent in our portfolio, because loans included in this category include those that are secured by real estate but for which repayment is not expected to come directly from the liquidation of the real estate. However, given the current economic environment and the volatility in the residential real estate market, we do recognize additional risk in real estate loans in our allowance for loan losses. See “Allowance for Loan and Lease Losses” below.

The following table presents our construction and land development loans by region:
Construction and Land Development Loans by Region:
(dollars in thousands)

	March 31, 2009
	Residential	Commercial	Total
Columbia River Gorge	$15,225	$2,604	$17,829
Columbia Basin — Eastern Washington	6,884	16,357	23,241
Columbia Basin — Northeastern Oregon	6,763	4,649	11,412
Central Oregon	67,867	36,550	104,417
Willamette Valley (1)	68,807	11,145	79,952

	$165,546	$71,305	$236,851

(1)	Includes Portland, Oregon and Vancouver, Washington metropolitan area
We participate in non-real estate agricultural lending, which comprises approximately 8% of our net loan portfolio. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. In addition, we diversify our agricultural loan portfolio across numerous commodity types. We participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 15% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
Allowance for Loan Losses
During the three months ended March 31, 2009, we recognized $9.70 million of provision for loan losses. As of March 31, 2009, our allowance for credit losses totaled $23.93 million, including the liability for off-balance-sheet financial instruments. The significant increase in the provision was in response to internal downgrades of credits, primarily residential real estate construction projects, and the declining land values on such residential construction collateral. It is important to note that during the second half of 2008 and first quarter of 2009, the Bank refreshed appraisals for a large number of its residential construction and development loans. The new appraisals showed a continued and significant decline in the fair values of properties that secure these loans, centered primarily in Central Oregon and Portland/Vancouver metropolitan areas. In many cases, the refreshed appraisals showed significant declines in fair values from previous appraisals obtained. This directly influenced the large loan loss provision taken in the first quarter of 2009.

The following table presents activity in the allowance for loan and credit losses:
Allowance for Loan and Credit Losses:
(dollars in thousands)

	Three Months Ended March
	31,
	2009	2008
Allowance for loan losses, beginning of period	$24,492	$11,174
Charge-offs:
Commercial	(639)	(107)
Real estate	(10,111)	(796)
Agriculture	—	—
Consumer loans	(233)	—
Credit card and related accounts	—	(48)
Demand deposit overdrafts	(62)	(92)

Total charge-offs	(11,045)	(1,043)
Recoveries:
Commercial	1	1
Real estate	—	—
Agriculture	9	3
Consumer loans	3	—
Credit card and related accounts	1	9
Demand deposit overdrafts	61	70

Total recoveries	75	83
Provision for loan losses	9,700	3,050

Allowance for loan losses, end of period	$23,222	$13,264

Liability for off-balance-sheet financial instruments, beginning of period	$681	$848
Increase charged to other non-interest expense	25	41

Liability for off-balance-sheet financial instruments, end of period	$706	$889

Total allowance for credit losses (1)	$23,928	$14,153

Ratio of net loans charged-off to average loans outstanding for the period	1.28%	0.11%

Ratio of allowance for loan losses to gross loans at end of period	2.78%	1.47%

Ratio of allowance for credit losses to gross loans at end of period	2.86%	1.57%

(1)	Includes allowance for loan losses and liability for off-balance-sheet financial instruments
For the three months ended March 31, 2009, we recognized $11.05 million in loan charge-offs. The large increase in charge-offs during the three months ended March 31, 2009 were the result of partially charged-off construction land development loans which were considered to be “collateral dependent” loans. A collateral dependent loan is one for which the primary source of repayment is considered to be the liquidation of the underlying collateral. Following SFAS No. 114, we have recognized an impairment charge on these loans as a result of declining market values.
In our 30 year history, our average charge-off rate has traditionally been much lower than the above results. Our annual charge-offs as a percentage of average gross loans ranged between 0.21% and 3.23% for the five year period from 2003 to 2008. Without intending to suggest that you should consider our historic performance to paint an appropriate expectation for future outcomes, we do expect that once the economic environment begins to rebound and real estate values in our key markets stabilize, we will return to less volatile levels of performance.
As previously disclosed, in response to the changes in the economic environment, our credit administration and risk management teams have examined loan relationships within the residential construction portfolio for indications of credit weaknesses. This is an ongoing and dynamic process and concentrated efforts were put forth to accelerate the examination of credits to ensure substantially all real estate construction credits were examined. This examination process includes the review of new or updated appraisals and resulting real estate collateral values. All appraisals are reviewed by our real estate risk management team, which includes three licensed appraisers and support staff.
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
The following table presents information about our non-performing assets:
Non-Performing Assets:
(dollars in thousands)

	March 31, 2009	December 31, 2008	March 31, 2008
Loans on non-accrual status	$94,986	$92,350	$4,459
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	46	57	73

Total non-performing loans	95,032	92,407	4,532
Other real estate owned	11,329	9,622	7,315
Repossessed other assets	—	—	5

Total non-performing assets	$106,361	$102,029	$11,852

Allowance for loan losses	$23,222	$24,492	$13,264

Ratio of total non-performing assets to total assets	10.28%	9.09%	1.13%
Ratio of total non-performing loans to total gross loans	11.36%	10.70%	0.50%
Ratio of allowance for loan losses to total non-performing loans	24.44%	26.50%	292.67%
The increase in NPAs of $94.51 million from March 31, 2008 to March 31, 2009, is primarily due to an increase in loans placed on non-accrual status during the second and third quarter of 2008. See the sections below entitled “Non-Accrual Loans” and “Other Real Estate Owned” for more discussion of the loans and properties comprising the total non-performing asset value.

Non-Accrual Loans:
The following table provides expanded detail of our non-accrual loans:
Non-Accrual Loans by Type:
(dollars in thousands)

	March 31, 2009		December 31, 2008		September 30, 2008		June 30, 2008		March 31, 2008
	Number	Dollar	Number	Dollar	Number	Dollar	Number	Dollar	Number	Dollar
	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount	of Loans	Amount
Real estate secured loans:
Residential lots, sub-divisions, home construction	71	$64,642	54	$63,119	49	$49,959	12	$26,542	2	$576
Residential	10	3,850	9	3,454	6	2,353	11	5,122	7	2,605
Commercial real estate	8	6,054	6	5,290	3	2,434	3	2,436	2	1,165
Agricultural farmland (1)	9	12,061	6	15,094	4	3,116	—	—	—	—
Commercial and Industrial	15	3,531	12	3,072	11	3,335	5	717	2	45
Agricultural production	5	4,627	7	2,173	2	1,994	2	59	2	59
Consumer	5	221	7	148	3	39	1	9	2	9

	123	$94,986	101	$92,350	78	$63,230	34	$34,885	17	$4,459

(1)	Real estate-secured agricultural loans may be used for agricultural production purposes.
Non-accrual loans have increased slightly from December 31, 2008, and have increased in each quarter since March 31, 2008. The increases noted throughout 2008 and in 2009 are directly related to the ongoing economic uncertainly and conditions surrounding the subprime lending crisis and slow down in residential real estate demand. As the more liberal mortgage products were eliminated from the market, the number of potential home buyers has declined, resulting in an inventory of new homes and residential lots that exceeds current demand. This excess inventory is driving down current market prices. The reduction in the sales of residential lots and homes has created cash flow difficulties for builders and developers, forcing our borrowers to turn to personal reserves to help meet loan repayment requirements and ongoing operating needs. Reserves have continued to dwindle and a number of them are now exhausted, resulting in past due loans and difficultly meeting ongoing operating expenses. We have observed that this is a nationwide trend affecting many banks.
Approximately 51% of our non-accrual loans are lot development credits and 17% are for residential homes loans for a total of 68% related to residential construction projects. The remaining 32% of our non-accrual totals are from all other areas of our loan portfolio.
Other Real Estate Owned (“OREO”):
As of March 31, 2009, our total other real estate owned totaled $11.33 million or 11% of total non-performing assets. Three of the fifteen OREO properties totaled $8.45 million, or 75% of the OREO balance as of March 31, 2009.
The balance of OREO has fluctuated during the quarter ended March 31, 2009, as illustrated in the following table:
Other Real Estate Owned
(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Other real estate owned, beginning of period	$9,622	$516

Transfers from outstanding loans	1,757	6,492
Improvements and other additions	—	389
Sale, net gain or loss	—	(82)
Impairment charges	(50)	—

Total other real estate owned	$11,329	$7,315

We expect OREO properties will substantially increase for the remainder of 2009 as foreclosures take place on several of the land development projects currently on non-accrual status.  To facilitate the management and timely liquidation of OREO properties, we formed an OREO committee in the second quarter of 2008 comprised of senior members of our real estate risk management, credit administration and risk management teams. The OREO committee updates disposition (sales) progress on all of the properties on a bi-monthly basis. The committee reviews current sales offers as well as strategies for counter offers. The committee also monitors the current conditions of OREO properties. During the meetings any up keep or maintenance items are presented, evaluated for return on investment, and discussed for resolution. The committee considers market conditions in each region in which OREO properties are located in an attempt to manage and liquidate the OREO assets in the most efficient and profitable manner.  The Special Assets Team participates in these meetings to update the committee on properties that may be coming moving to the OREO portfolio within the next two quarters.  The OREO committee assists in establishing the appropriate value for the asset when it is moved from Special Assets to the OREO portfolio.
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
The following table presents the composition of our deposits:
Deposits:
(dollars in thousands)

	March 31, 2009		December 31, 2008		March 31, 2008
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing deposits	$183,285	20%	$215,922	22%	$205,349	23%
Interest bearing deposits	277,520	30%	271,244	27%	319,465	35%
Savings deposits	30,793	3%	30,873	3%	35,146	4%
Time certificates	445,610	47%	486,157	48%	341,005	38%

Total deposits	$937,208	100%	$1,004,196	100%	$900,965	100%

Total deposits decreased 7% since December 31, 2008. Non-interest bearing deposits decreased primarily due to seasonal trends, as our customer base has increased cash needs for the payment of income tax liabilities and agricultural production payments. Time certificates decreased as a result of the continued exit from brokered certificates of deposits, partially off-set by increases in retail certificates of deposit. See additional information surrounding the brokered certificates of deposit in the following table entitled “Wholesale Deposits”.

The following table presents the maturities of all time certificates of deposit, including retail and wholesale time certificates of deposit, as of March 31, 2009:
(dollars in thousands)

	Time Certificates	Time Certificates
	less than $100,000	greater than $100,000	Total
Three months or less	$61,960	$33,796	$95,756
Over three through six months	72,198	33,572	105,770
Over six months through twelve months	88,645	38,199	126,844
Over twelve months through five years	100,495	14,414	114,909
Over five years	1,716	615	2,331

	$325,014	$120,596	$445,610

The following table presents a comparison of wholesale deposit balances, which are included in total deposits and maturity tables shown above:
Wholesale Deposits:
(dollars in thousands)

	March 31,	December 31,	March 31,
	2009	2008	2008
Brokered certificates of deposit	$179,515	$213,455	$142,879
Direct certificates of deposit	892	198	1,639
Mutual fund money market deposits	—	—	23,680
Out-of-market public funds	—	—	4,224
Certificate of deposit account registry system deposits	8,565	21,894	500

	$188,972	$235,547	$172,922

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
As of March 31, 2009, maturities of brokered certificates of deposit ranged between 1 month and 60 months, including $91.32 million maturing during the remainder of 2009.
See the “Liquidity Analysis” below for further discussion regarding the availability of brokered deposits and our planned liquidity strategies.

Federal Home Loan Bank Advances and Federal Funds Purchased
As of March 31, 2009, FHLB borrowings totaled $23.44 million, a decrease of $13.17 million from the December 31, 2008 balance of $36.61 million and a decrease of $10.36 million compared to the $33.80 million balance as of March 31, 2008. Since December 31, 2008, FHLB borrowings decreased primarily due to maturities of long-term borrowings that were not renewed.
The following table presents year-to-date FHLB balances and interest rates:
FHLB Borrowings:
(dollars in thousands)

	March 31,	December 31,	March 31,
	2009	2008	2008
Amount outstanding at end of period	$23,441	$36,613	$33,802
Weighted average interest rate at end of period	2.98%	2.91%	2.85%
Maximum amount outstanding at any month-end and during the period	$36,556	$51,978	$33,802
Average amount outstanding during the period	$30,891	$33,237	$14,049
Weighted average interest rate during the period	2.89%	2.89%	2.95%
The Bank does not presently maintain any federal funds lines of credit; see further discussion in Note 5 of the consolidated interim financial statements and the “Liquidity Analysis” section below.
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
We may or may not require collateral or other security to support financial instruments with credit risk, depending on our loan underwriting guidelines. The following table presents a comparison of contract commitment amounts:
Commitments:
(dollars in thousands)

	March 31,	December 31,	March 31,
	2009	2008	2008
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit	$130,129	$145,814	$226,030
Commitments to originate loans held-for-sale	—	—	21,405
Undisbursed credit card lines of credit	—	—	25,241
Commercial and standby letters of credit	1,679	2,045	3,592

	$131,808	$147,859	$276,268

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
Commitments to originate loans held-for-sale decreased due to our closure of the CRB Mortgage Team during the third quarter of 2008. In part, the drop in commitments since March 31, 2008 reflects our efforts to reduce activity in residential real estate development and construction loans. Commitments for undisbursed credit card lines of credit have been reduced to zero in conjunction with our sale of the credit card portfolio.
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
The following table presents the distribution of commitments to extend credit classified by loan type as of March 31, 2009:
Commitments to Extend Credit:
(dollars in thousands)

	Dollar	Percent of
	Amount	Total
Commercial loans	$50,702	39%
Agricultural loans	38,686	30%
Real estate loans	20,597	15%
Real estate loans — construction	7,312	6%
Consumer loans	12,697	10%
States and political sub-divisions	135	—%

	$130,129	100%

Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. As of March 31, 2009, commitments to extend credit for overdrafts totaled $12.47 million, which represents our estimated total exposure if every customer utilized the full amount of this protection at the same time. Year-to-date average usage outstanding was approximately 2% of the total exposure as of each of the periods ending March 31, 2009, December 31, 2008 and March 31, 2008.
Commitments and Contingencies
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

Columbia River Bank was named as a defendant in the District Court for Crook County, Oregon in a case captioned Hooker Creek Companies, LLC v. Remington Ranch, LLC, Columbia River Bank, United Pipe & Supply Co., Inc., Integrity Golf, Inc. et. al., Case No. 08CV0023, filed June 3, 2008, in which monetary relief is sought against Remington Ranch, LLC.  If the case is decided against the defendant it would have a negative impact on the priority of the Bank’s security interest in the real property at issue.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
We have adopted policies to address our liquidity requirements, particularly with respect to customer needs for borrowing and deposit withdrawals. Our main sources of liquidity are customer deposits; sales of loans; sales and maturities of investment securities; advances from the Federal Home Loan Bank; short-term borrowings from the Federal Reserve Discount Window; brokered certificates of deposit; and net cash provided by operating activities. Scheduled loan repayments are traditionally a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and are often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition, economic conditions and other factors.
Measurable liquid assets include: cash due from banks, excluding vault cash; interest bearing deposits with other banks; federal funds sold; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $106.79 million, or 10% of total assets, as of March 31, 2009, compared to $174.40 million, or 16% of total assets, as of December 31, 2008.
We have credit arrangements with the Federal Home Loan Bank of Seattle (“FHLB”) providing short-term and long-term borrowings collateralized by our FHLB stock and other instruments we may pledge. As of March 31, 2009, our maximum borrowing capacity totaled approximately $62.93 million with approximately $39.48 million available based on outstanding borrowings. We have credit arrangements with the Federal Reserve Bank of San Francisco (“FRB”) providing short-term and long-term borrowings collateralized by financial instruments pledged. As of March 31, 2009, our maximum borrowing capacity totaled approximately $28.05 million, all of which is available based on outstanding borrowings. As of March 31, 2009, we did not maintain other lines of credit with correspondent banks.
To prudently manage liquidity and comply with regulatory restrictions, we intend to reduce our level of brokered deposits, which are obtained through third parties, such as brokered certificates of deposits, and certificate of deposit account registry system deposits. As a result, maturing brokered deposits have been replaced with retail deposits gathered in our branches. In order to replace brokered deposits maturing in the future, and in addition to new retail deposits we raise, we may also utilize non-brokered wholesale deposits, which are raised outside of our branch network using online rate listing services. Overall, we expect to decrease our level of wholesale and brokered deposits. In that light, we continue to reposition our balance sheet in order to decrease the ratio of loans to deposits. We will continue to sell and participate loans to other financial institutions when, and if, opportunities arise. In addition, we plan to continue to be very selective in the renewal of loans at maturity and will likely decline loan renewals for borrowers who have violated loan terms, have poor repayment history or have other risk factors that we find unacceptable going forward. Every effort will be made to maintain high quality borrowers as clients. We also plan to continue our efforts to attract new retail deposits and retain existing retail depositors, through superior customer service, products and delivery.
During 2008 we recognized that the credit and financial crisis affecting financial institutions across the country was becoming acute and we expected this to cause significant liquidity shortages. In response, we accumulated a higher than normal level of liquid assets to prepare for these possibilities. One such action was to pledge additional assets to FHLB and the Federal Reserve to increase our borrowing capacity. In addition, we voluntarily elected to participate in government programs that provided FDIC coverage to all non-interest bearing transaction deposits and nominal-interest bearing transaction accounts which increases our overall insured deposit balances.

Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash used in operating activities increased $2.93 million for the three months ended March 31, 2009 compared to the same period in 2008. This was primarily the result of lower collections of interest income, offset by elimination of funding for mortgage loans held-for-sale.
Net cash provided by (used in) investing activities increased $32.50 million for the three months ended March 31, 2009 compared to the same period in 2008. The increase was primarily the result of a slowed loan growth and loan balance decreases during the three months ended March 31, 2009, compared to the same period in 2008, offset by net purchases of investment securities.
Net cash provided by (used in) financing activities decreased $80.32 million for the three months ended March 31, 2009 compared to the same period in 2008. The decrease was primarily due to decreases in long-term borrowings combined with decreases in deposits. Decreases in certificates of deposit are the result of the maturity of brokered certificates of deposit.
Shareholders’ Equity
As of March 31, 2009 and December 31, 2008, shareholders’ equity totaled $68.21 million and $75.05 million, respectively. The decrease is primarily attributable to net loss totaling $6.91 million. See section entitled “Capital Requirements and Ratios” for a description of management’s plan to preserve and increase capital levels during 2009.
Capital Requirements and Ratios
The Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. Pursuant to the regulatory order entered into between the FDIC, the DFCS and the Bank, the Bank is required to maintain above-normal capital levels, including an above normal Tier 1 leverage ratio, which is typically set at 5% for an institution to be “well capitalized.” This threshold has been set at 10% for the Bank to be considered “well capitalized.”
The following table presents our capital ratios as compared to regulatory minimums to be considered adequately capitalized and well capitalized:
Capital Ratios:

	Adequately-	Well-	March 31, 2009	December 31, 2008
	Capitalized	Capitalized	Actual Ratio	Actual Ratio
Total risk-based capital
Columbia Bancorp	8.00%	N/A	8.48%	8.90%
Columbia River Bank	8.00%	10.00%	8.35%	8.75%
Tier 1 risk-based capital
Columbia Bancorp	4.00%	N/A	7.21%	7.64%
Columbia River Bank	4.00%	6.00%	7.08%	7.49%
Leverage ratio
Columbia Bancorp	4.00%	N/A	6.09%	6.41%
Columbia River Bank	4.00%*	5.00%*	5.97%	6.29%

*	Pursuant to the regulatory order issued by the FDIC and DFCS, the Bank must maintain Tier 1 leverage ratio of at least 10.00%
Actions to preserve and increase capital levels in the first quarter of 2009 include the plan to relocate and consolidate certain administrative departments from downtown Vancouver, Washington to The Dalles, Oregon where our corporate headquarters have been located since 1977. The plan included the elimination of the executive level Chief Operating Officer and Director of Human Resources positions. We had planned to continue expansion into Southwest Washington as a natural extension of our market area. However, following the economic downturn of 2008, we now plan to continue to focus on our historical successes as a leading provider of superior deposit products, credit facilities and other financial services in the small to medium sized communities within our natural footprint. Management expects these measures will provide benefits in terms of both liquidity and capital management while substantially reducing occupancy and general and administrative expense.
Expected financial benefits of this relocation plan include:
•	Annual cost savings of $522,000 due to elimination of six staff positions, which included two executive officer positions.

•	Additional annual cost savings of $322,000 due to other restructuring of staff positions and salary reductions.

•	Reduction in occupancy and overhead expenses related to facilities in downtown Vancouver, Washington.
Overall, estimated annual cost savings from staffing reductions total approximately $3.00 million, a portion of which will phase-in by the middle of 2009 as the relocation is completed.
In addition, in order to preserve or grow capital, management may also look to the following options:
•	Continued reductions in overhead expenses

•	Sale and leaseback of branch facilities

•	Sale and/or lease of excess branch property

•	Sale and/or participation of loans

•	Raise capital from third party investors

•	Future participation in Government relief programs or other government programs.
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
The table below shows the simulated percentage change in forecasted net interest income and the economic value of equity based on changes in the interest rate environment as of March 31, 2009. The change in interest rates assumes an immediate, parallel and sustained shift in the base interest rate forecast. Through these simulations, we estimate the impact on net interest income and present value of equity based on a 100 and 200 basis point upward and downward gradual change of market interest rates over a one-year period. The analysis did not allow rates to fall below zero.

	Percent Change	Percent change in
	in Net Interest	Present Value of
Change in Interest Rates	Income	Equity
-200	-0.04%	11.90%
-100	-0.33%	3.66%
+100	-1.44%	-5.28%
+200	-2.37%	-9.66%
As illustrated in the above table, our balance sheet is currently liability sensitive, meaning that interest earning liabilities mature or re-price more frequently than interest bearing assets in a given period. In recent prior periods, our balance sheet was asset sensitive. The fluctuation resulted from the decrease in the fed funds rate, which caused many of our variable rate loans to be at their interest rate floors and behave similar to fixed rate loans. Therefore, according to our simulation model, net interest income should increase once our variable rate loans increase over the floor rate, which is expected to occur when the fed fund rate increases by approximately 200 basis points.
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
ITEM 4. CONTROLS AND PROCEDURES
Columbia’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, the disclosure controls and procedures are effective in ensuring all material information required to be filed in this quarterly report has been made known to them in a timely fashion.
There were no changes in Columbia’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are likely to materially affect, Columbia’s internal control over financial reporting.
PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of December 31, 2008, the Company was subject to joint regulatory enforcement proceedings by the Federal Deposit Insurance Corporation and the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities, involving allegations that the Company’s wholly owned subsidiary, Columbia River Bank, had operated in violation of certain banking laws and regulations and had been operated in an unsafe and unsound manner. The findings were made known to the Company and the Bank on September 18, 2008 at the conclusion of a routine regulatory examination using financial and lending data measured as of June 30, 2008. On February 9, 2009, the Bank entered into a stipulation and consent agreement pursuant to which it consented to the entry of an Order to cease and desist from certain allegedly unsafe and unsound banking practices. The stipulation and consent agreement did not contain an admission of guilt or other wrongdoing on the part of

Columbia River Bank, Columbia Bancorp, or their respective officers, directors or affiliates. Columbia River Bank was named as a defendant in the District Court for Crook County, Oregon in a case captioned Hooker Creek Companies, LLC v. Remington Ranch, LLC, Columbia River Bank, United Pipe & Supply Co., Inc., Integrity Golf, Inc. et. al., Case No. 08CV0023, filed June 3, 2008, in which monetary relief is sought against Remington Ranch, LLC. If the case is decided against the defendant it would have a negative impact on the priority of the Bank’s security interest in the real property at issue.
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
ITEM 1A. RISK FACTORS
A failure by the Bank to comply with the regulatory order would likely have a material adverse impact on our results of operations.
As previously announced, on February 3, 2009 the Bank entered into an order requiring the Bank to take certain actions to, among other things, increase capital levels, reduce reliance on brokered deposits, improve asset quality, improve management and return to compliance with applicable banking laws and regulations. Among the specific requirements imposed by the order is a mandate that the Bank, not later than May 9, 2009, increase its Tier 1 leverage capital ratio to not less than 10%. As of March 31, 2009, the last date covered by this report, the Bank’s Tier 1 leverage capital ratio was 5.97%. There have been no occurrences between March 31, 2009 and the date of this report which would serve to materially increase the Bank’s Tier 1 leverage capital ratio. Management is aware of no combination of circumstances, other than a sale of assets or an infusion of capital from one or more third parties, that would increase the Bank’s capital to a level sufficient to meet the requirements of the regulatory order. Further, there is no such pending transaction or series of transactions which management believes have a material likelihood of success in being consummated, either before or after the May 9, 2009 deadline. Federal and state banking regulators have not indicated to management that any specific punitive or corrective actions are contemplated or imminent with respect to a failure to meet this or other requirements of the regulatory order; however, neither have the regulators agreed to waive or amend the requirements of the order, or to forbear an event of noncompliance. Accordingly, if the Bank fails to meet the requirements of the order, the FDIC or the Oregon Division of Finance and Corporate Securities, or both, may take further actions, or may require Columbia or the Bank to take further actions, to protect depositors. These actions may include civil money penalties against the Bank’s “institution-affiliated parties” including Columbia and its directors and executive officers; further restrictions on the Bank’s business; and in extreme circumstances, a seizure of the Bank’s assets. Any one or more of these actions would likely have a material adverse effect upon the business, financial condition and results of operations of Columbia.
We may not be able to improve our asset quality.
One of the most critical aspects of our continued viability is our undertaking to improve our asset quality. In addition to being required by our cease-and-desist order to develop a plan to identify and collect or dispose of delinquent loans, we must meet capital and liquidity requirements that are imposed by the order and by generally applicable banking laws and regulations, as well as those dictated by prudent business practices. During the first quarter of 2009 we recognized additional loan loss provision expense of $9.70 million, compared to $9.00 million in the fourth quarter of 2008 and $3.05 million during the first quarter of 2008. The aggregate provision expense over the past three quarters has totaled $44.10 million, which has had a substantial adverse effect upon our capital and makes it more difficult for us to withstand a continuing or exacerbated downturn in our markets. As our single most substantial expense item in recent periods, it also directly impacts our ability to meet the terms of our regulatory order. If we experience continuing declines in asset quality, we will suffer corresponding adverse impacts upon our financial condition and results of operations, and we will face additional challenges in satisfying the terms of the cease-and-desist order.
Except as noted above, there have been no material changes to Columbia’s risk factors previously disclosed in Part I – item 1A “Risk Factors: of Columbia’s 10K filed with the SEC on March 26, 2009 for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased	Remaining to be
	Shares	Average Price	as Part of Publicly	Purchased Under the
	Purchased(1)	Paid per Share	Announced Plans	Plans
January 2009	—	$—	—	—
February 2009	208	0.98	—	—
March 2009	—	—	—	—

Three months ended March 31, 2009	208	$0.98	—	—

(1)	Purchase of shares was pursuant to 2009 vesting of stock awards to satsify employee payroll tax obligations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibits
3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s Form 10-Q for the period ended June 30, 1999).

3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 3.1.2 to Columbia’s Form 10-K for the year ended December 31, 2007).

10.1	Agreement between Columbia Bancorp and the Federal Deposit Insurance Corporation and the Oregon Department of Consumer and Business Services, Order to Cease and Desist effective February 9, 2009.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLUMBIA BANCORP
Dated: May 11, 2009	/s/ Terry Cochran
Terry L. Cochran
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2009	/s/ Staci L. Coburn
Staci L. Coburn
Chief Financial Officer (Principal Financial and Accounting Officer)