Form 10-Q
period 2009-06-30
COLUMBIA BANCORP \OR\
filed 2009-08-10
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2009, there were 10,062,792 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
June 30, 2009

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
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED FINANCIAL STATEMENTS OF COLUMBIA BANCORP AND SUBSIDIARY
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$185,934,526	$39,245,220
Interest bearing deposits with other banks	3,455,368	25,742,260
Federal funds sold	326,645	117,491,560

Total cash and cash equivalents	189,716,539	182,479,040

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	25,444,687	19,218,096
Equity securities available-for-sale, at fair value	1,722,398	1,673,409
Debt securities held-to-maturity, at amortized cost, estimated fair value $5,477,676 and $8,284,350 at June 30, 2009 and December 31, 2008, respectively	5,328,163	8,130,397
Restricted equity securities	3,054,500	3,054,500

Total investment securities	35,549,748	32,076,402

LOANS
Loans, net of allowance for loan losses and unearned loan fees	776,282,464	838,949,514

OTHER ASSETS
Property and equipment, net of accumulated depreciation	22,228,811	23,627,864
Other real estate owned	11,301,884	9,622,472
Accrued interest receivable	4,938,404	4,843,767
Other assets	27,916,183	30,694,506

Total other assets	66,385,282	68,788,609

TOTAL ASSETS	$1,067,934,033	$1,122,293,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$189,211,431	$215,922,354
Interest bearing demand deposits	283,265,200	271,244,206
Savings accounts	30,698,960	30,873,113
Time certificates	489,520,529	486,156,648

Total deposits	992,696,120	1,004,196,321

OTHER LIABILITIES
Federal Home Loan Bank advances and other short-term borrowings	23,421,066	36,612,730
Accrued interest payable and other liabilities	6,774,849	6,435,889

Total other liabilities	30,195,915	43,048,619

TOTAL LIABILITIES	1,022,892,035	1,047,244,940

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 10,062,913 issued and outstanding (10,067,347 at December 31, 2008)	55,756,879	55,698,975
(Accumulated deficit)/retained earnings	(10,940,725)	19,242,169
Accumulated other comprehensive income, net of taxes	225,844	107,481

TOTAL SHAREHOLDERS’ EQUITY	45,041,998	75,048,625

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,067,934,033	$1,122,293,565

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$11,785,630	$16,117,398	$24,310,109	$33,857,052
Interest on investments:
Taxable investment securities	205,465	246,082	410,325	513,747
Nontaxable investment securities	49,998	98,694	136,136	201,149
Interest on federal funds sold	54,707	114,702	101,209	315,852
Other interest and dividend income	11,994	113,612	36,099	267,284

Total interest income	12,107,794	16,690,488	24,993,878	35,155,084

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	1,072,727	1,669,576	2,288,494	3,482,623
Interest on time deposit accounts	4,220,106	3,487,048	8,902,553	7,666,015
Other borrowed funds	174,795	322,098	398,373	433,329

Total interest expense	5,467,628	5,478,722	11,589,420	11,581,967

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,640,166	11,211,766	13,404,458	23,573,117
PROVISION FOR LOAN LOSSES	14,400,000	5,650,000	24,100,000	8,700,000

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	(7,759,834)	5,561,766	(10,695,542)	14,873,117

NON-INTEREST INCOME
Service charges and fees	1,239,436	1,195,191	2,446,396	2,353,689
Mortgage banking revenue	—	1,169,575	—	2,094,393
Payment system revenue, net	317,866	147,689	531,930	269,726
Financial services revenue	227,860	291,454	400,300	561,700
Credit card discounts and fees	—	157,028	90,675	299,539
Other non-interest income	326,883	316,034	869,524	784,803

Total non-interest income	2,112,045	3,276,971	4,338,825	6,363,850

NON-INTEREST EXPENSE
Salaries and employee benefits	4,466,791	4,924,228	8,733,326	10,798,421
FDIC premiums and state assessments	1,412,627	165,274	3,340,823	362,257
Occupancy expense	1,552,803	1,306,924	3,092,767	2,617,615
Other real estate owned impairment and gain/(loss) on sale, net	478,762	(51,958)	528,317	(46,069)
Other non-interest expenses	2,488,053	3,227,615	5,614,239	6,311,468

Total non-interest expense	10,399,036	9,572,083	21,309,472	20,043,692

INCOME (LOSS) BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(16,046,825)	(733,346)	(27,666,189)	1,193,275
PROVISION FOR (BENEFIT FROM) INCOME TAXES	7,234,167	(528,206)	2,516,705	179,827

NET INCOME (LOSS)	(23,280,992)	(205,140)	(30,182,894)	1,013,448

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding gains (losses) arising during the period	90,272	(201,910)	119,431	(98,672)
Reclassification adjustment for gains included in net income	(2,486)	(1,570)	(1,068)	(1,334)
Decrease in fair value of interest rate swap	—	—	—	(12,739)

Total other comprehensive income (loss), net of taxes	87,786	(203,480)	118,363	(112,745)

COMPREHENSIVE INCOME (LOSS)	$(23,193,206)	$(408,620)	$(30,064,531)	$900,703

Earnings (loss) per share of common stock
Basic	$(2.31)	$(0.02)	$(3.00)	$0.10
Diluted	$(2.31)	$(0.02)	$(3.00)	$0.10
Weighted average common shares outstanding
Basic	10,064,092	10,017,201	10,047,339	10,015,813
Diluted	10,064,092	10,017,201	10,047,339	10,062,907
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			(Accumulated	Accumulated
			Deficit) /	Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income	Equity
BALANCE, December 31, 2007	10,043,572	$55,393,110	$46,764,304	$80,418	$102,237,832

Cumulative effect of change in accounting principle — split-dollar life insurance benefit	—	—	(59,094)	—	(59,094)
Stock-based compensation expense	—	344,801	—	—	344,801
Stock options exercised and stock awards granted	27,985	63,676	—	—	63,676
Income tax effect from stock options exercised	—	1,563	—	—	1,563
Income tax adjustment for stock awards	—	(67,180)	—	—	(67,180)
Repurchase of common stock	(4,210)	(36,995)	—	—	(36,995)
Cash dividends, $0.11 per common share	—	—	(1,105,092)	—	(1,105,092)
Net (loss) and comprehensive loss	—	—	(26,357,949)	27,063	(26,330,886)

BALANCE, December 31, 2008	10,067,347	55,698,975	19,242,169	107,481	75,048,625

Stock-based compensation expense	—	65,343	—	—	65,343
Stock awards forfeited	(5,940)	(6,565)	—	—	(6,565)
Stock awards granted	2,500	—	—	—	—
Repurchase of common stock	(994)	(874)			(874)
Net (loss) and comprehensive loss	—	—	(30,182,894)	118,363	(30,064,531)

BALANCE, June 30, 2009	10,062,913	$55,756,879	$(10,940,725)	$225,844	$45,041,998

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(30,182,894)	$1,013,448
Adjustments to reconcile net income (loss) to net cash from operating activities:
Net amortization (accretion) of discounts and premiums on investment securities	287,872	(22,423)
Net gain on called investment securities	(1,747)	(2,123)
Loss on sale of mortgage loans	—	604,485
Depreciation and amortization of property and equipment	1,591,638	1,362,460
Loss on sale or write-down of property and equipment	128,066	4,771
Loss (gain) on sale or write-down of bank owned real estate	528,317	(46,070)
Loss on limited partnerships	127,036	113,547
Stock-based compensation expense	58,778	246,251
Excess tax benefit from stock-based compensation expense	—	8,820
Provision for loan losses	24,100,000	8,700,000
(Reversal of) provision for losses from off-balance sheet financial instruments	(91,000)	133,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(94,637)	83,625
Proceeds from the sale of mortgage loans held-for-sale	—	90,924,155
Production of mortgage loans held-for-sale	—	(92,346,127)
Other assets	2,746,243	(3,383,965)
Accrued interest payable and other liabilities	360,814	(551,559)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(441,514)	6,842,295

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of available-for-sale securities	14,157,614	6,770,000
Proceeds from called available-for-sale securities	2,000,000	2,252,500
Proceeds from maturity of held-to-maturity securities	485,505	784,699
Proceeds from called held-to-maturity securities	2,315,000	—
Purchases of available-for-sale securities	(22,523,870)	(3,528,489)
Net change in loans made to customers	35,593,065	(72,405,292)
Capital contributions to low-income housing partnerships	(101,168)	(102,259)
Investment in state energy tax credits	—	(1,431,069)
Proceeds from the sale of other real estate owned	766,257	403,800
Purchases of property and equipment	(320,651)	(3,851,977)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	32,371,752	(71,108,087)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	(14,864,082)	35,299,145
Net change in time deposits	3,363,881	(18,781,390)
Net borrowings of short-term notes payable	—	27,050,000
Proceeds from long-term borrowings	—	31,000,000
Repayments of long-term borrowings	(13,191,664)	(3,604,420)
Repayment of junior subordinated debentures	—	(4,124,000)
Cash paid for dividends and fractional shares	—	(2,010,032)
Proceeds from stock options exercised	—	44,024
Excess tax benefit from stock-based compensation expense	—	1,563
Repurchase of common stock	(874)	(12,081)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(24,692,739)	64,862,809

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,237,499	597,017
CASH AND CASH EQUIVALENTS, beginning of period	182,479,040	92,223,800

CASH AND CASH EQUIVALENTS, end of period	$189,716,539	$92,820,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$11,853,280	$12,067,969
Taxes paid in cash	—	2,200,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$119,431	$(100,006)
Change in fair value of interest rate swap, net of taxes	—	(12,739)
Cash dividend declared and payable after quarter-end	—	100,815
Transfer of loans to other real estate owned	2,973,985	6,742,483
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
The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Columbia has traditionally only provided a complete financial statement on an annual basis, in Form 10-K. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of results to be anticipated for the year ending December 31, 2009.
Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the current year presentations. These reclassifications have no effect on previously reported net income (loss).
In preparing these financial statements, Columbia has evaluated events and transactions for potential recognition or disclosure through August 7, 2009, the date the financial statements were available to be issued. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.
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

3. Regulatory Order and Management’s Plan
As disclosed in Columbia’s 2008 annual report on Form 10-K, on February 9, 2009, the Bank stipulated to the issuance of a cease and desist order (the “Order”) against the Bank by the Federal Deposit Insurance Corporation (“FDIC”) and the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”), based on certain findings from an examination of the Bank concluded in September 2008.
The Order requires the Bank to comply with certain corrective actions, including above-normal capital levels and asset-quality benchmarks, among other requirements, within a specific timeframe. As of June 30, 2009, and through the filing date, the Bank has not fully complied with the corrective actions of the Order, including reaching the required capital levels and achieving the asset-quality benchmarks. In addition, based upon capital levels at June 30, 2009, the Bank is considered under-capitalized for regulatory capital adequacy classification purposes.
There are no assurances that previously disclosed plans to achieve objectives set forth in the Order will successfully improve the Bank’s results of operation or financial condition or result in the termination of the Order from the FDIC and the DFCS. The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. Although not currently planned, the conversion to cash of assets, in other than the ordinary course of business, to meet liquidity needs could cause the Bank to incur losses not reflected in these financial statements.

4. Investment Securities
The amortized cost and estimated fair values of investment securities as of June 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009:

Debt securities available-for-sale:
Mortgage-backed securities	$16,069,090	$286,626	$—	$16,355,716
State bonds	1,971,580	—	(17,599)	1,953,981
Obligations of U.S. government agencies	7,000,000	134,990	—	7,134,990

	$25,040,670	$421,616	$(17,599)	$25,444,687

Equity securities available-for-sale	$1,756,785	$6,863	$(41,250)	$1,722,398

Debt securities held-to-maturity:
Mortgage-backed securities	$1,298,571	$49,270	$—	$1,347,841
Municipal securities	4,029,592	109,052	(8,809)	4,129,835

	$5,328,163	$158,322	$(8,809)	$5,477,676

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008:

Debt securities available-for-sale:
U.S. Treasuries	$8,995,450	$—	$—	$8,995,450
Obligations of U.S. government agencies	9,996,379	226,267	—	10,222,646

	$18,991,829	$226,267	$—	$19,218,096

Equity securities available-for-sale	$1,723,766	$—	$(50,357)	$1,673,409

Debt securities held-to-maturity:
Mortgage-backed securities	$1,556,394	$24,959	$—	$1,581,353
Municipal securities	6,574,003	141,921	(12,927)	6,702,997

	$8,130,397	$166,880	$(12,927)	$8,284,350

Restricted equity securities consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Federal Home Loan Bank of Seattle stock	$3,045,100	$3,045,100
Federal Agriculture Mortgage Corporation stock	9,400	9,400

	$3,054,500	$3,054,500

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of June 30, 2009:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Municipal securities	$—	$—	$432,637	$(8,809)	$432,637	$(8,809)
Equity securities	—	—	33,750	(41,250)	33,750	(41,250)
State bonds	1,953,981	(17,599)	—	—	1,953,981	(17,599)

	$1,953,981	$(17,599)	$466,387	$(50,059)	$2,420,368	$(67,658)

Fair values are compared to current carrying values to determine whether a security is in a gain or loss position. Due to changes in market interest rates since the purchase date, two securities were in an unrealized loss position for 12 months or longer as of June 30, 2009.
Unrealized losses on municipal securities resulted from interest rate increases subsequent to the purchase of the securities. Management monitors published credit ratings of these securities and no material adverse ratings changes have occurred in the portfolio from the purchase date to June 30, 2009. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Columbia has the ability and intent to hold these investments until a market price recovery or to maturity, these securities are not considered other-than-temporarily impaired.
Equity securities in an unrealized loss position in excess of 12 months consisted of an investment in common shares of a financial institution. The financial institution is a small, de’novo institution in the Pacific Northwest. Unrealized losses on the common stock resulted from a devaluation of trading value of the common stock on the open market, which Management believes is a direct result of the current nation-wide financial crisis. As Columbia presently has the ability and intent to hold the investment until a market price recovery, this security is not considered other-than-temporarily impaired.
Gross realized gains from the sale or call of investment securities were $4,066 and $2,500, respectively, for the three months ended June 30, 2009 and 2008, respectively. There were no gross realized losses from the sale or call of investment securities for the three months ended June, 30, 2009 and 2008. Gross realized gains from the sale or call of investment securities were $4,066 and $2,500, respectively, for the six months ended June 30, 2009 and 2008, respectively. Gross realized losses from the sale or call of investment securities were $2,319 and $376, respectively, for the six months ended June 30, 2009 and 2008.

The amortized cost and estimated fair value of investment securities as of June 30, 2009, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$11,882,251	$12,073,460	$1,071,810	$1,091,528
Due in one year through five years	6,186,840	6,307,877	3,654,358	3,783,549
Due in five years through ten years	5,000,000	5,109,370	583,477	582,622
Due after ten years	1,971,579	1,953,980	18,518	19,977

Debt securities	25,040,670	25,444,687	5,328,163	5,477,676
Equity securities	1,756,785	1,722,398	—	—

	$26,797,455	$27,167,085	$5,328,163	$5,477,676

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
As of June 30, 2009 and December 31, 2008, investment securities with an amortized cost of $29.63 million and $26.53 million, respectively, were pledged to secure notes payable at the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank and public or other deposits, as required by law.
As of June 30, 2009, the Bank held $3.05 million of common stock in the FHLB. This security is reported at par value, which represents the Bank’s cost. The FHLB recently announced that it would report a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator. As a result, the FHLB has stopped paying a dividend and stated that it would suspend the repurchase and redemption of outstanding common stock until its retained earnings deficiency was reclaimed.
The FHLB has communicated to the Bank that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Bank has not recorded an “other than temporary impairment” on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, which may impair the Bank’s ability to meet liquidity demands.
5. Loans and Allowance for Loan Losses
Loans are stated at the amount of unpaid principal, reduced by an allowance for loan losses and by unearned loan fees, net of deferred loan costs. Interest on loans is calculated using the simple-interest method on daily balances of the principal amount outstanding. Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield over the life of the related loan.

The loan portfolio consisted of the following as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Real estate secured loans:
Commercial property	$243,837,455	$250,888,198
Farmland	53,533,684	65,474,029
Construction	218,748,968	253,682,700
Residential	41,044,270	44,208,284
Home equity lines	28,541,964	29,230,366

	585,706,341	643,483,577
Commercial	121,390,387	127,597,505
Agriculture	74,413,840	74,630,411
Consumer	13,892,062	14,414,445
Other loans	4,160,323	3,878,101

	799,562,953	864,004,039
Less allowance for loan losses	(22,743,182)	(24,492,350)
Less unearned loan fees	(537,307)	(562,175)

Loans, net of allowance for loan losses and unearned loan fees	$776,282,464	$838,949,514

The Bank does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. As of June 30, 2009, no loans in default 90 days or more were still accruing interest. Non-accrual loans are considered impaired loans. Each impaired loan is carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the net realizable value of collateral if the loan is collateral-dependent. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Cash payments received on non-accrual loans are applied to the principal balance of the loan. Large groups of smaller balance, homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank may not separately identify individual consumer and residential loans for evaluation of impairment.
Loans on non-accrual status as of June 30, 2009 and December 31, 2008, were $111.31 million and $92.35 million, respectively. Impaired loans as of June 30, 2009 and December 31, 2008, were $111.35 million and $94.41 million, respectively.
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
Changes in the allowance for loan losses were as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

BALANCE, beginning of period	$23,221,836	$13,264,207	$24,492,350	$11,174,199
Provision for loan losses	14,400,000	5,650,000	24,100,000	8,700,000
Loans charged off	(15,073,648)	(1,900,410)	(26,118,884)	(2,944,337)
Loan recoveries	194,994	85,351	269,716	169,286

BALANCE, end of period	$22,743,182	$17,099,148	$22,743,182	$17,099,148

6. Other Real Estate Owned
Other real estate owned (“OREO”) represents property acquired through foreclosure or deeds in lieu of foreclosure and is carried at the lower of cost or estimated net realizable value. Net realizable value is determined based on real estate appraisals less estimated selling costs. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to the net realizable value, if any, or any disposition gains or losses are recognized in current earnings. As of June 30, 2009 and December 31, 2008, OREO totaled $11.30 million and $9.62 million, respectively.

7. Federal Funds Purchased and Federal Home Loan Bank Advances
The Bank does not maintain any federal funds lines of credit, presently or, as of June 30, 2009.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. Interest rates on outstanding borrowings range from 2.72% to 5.48%. As of June 30, 2009, maximum FHLB borrowings were limited to $58.20 million, of which $34.78 million was available based on outstanding borrowings and collateral balances.
FHLB borrowings outstanding as of June 30, 2009 and December 31, 2008 were as follows:

June 30, 2009			December 31, 2008
		Weighted-			Weighted-
	Maturity	Average		Maturity	Average
Amount	Year	Interest Rate	Amount	Year	Interest Rate

$5,000,000	2009	3.41%	$18,151,613	2009	2.94%
18,000,000	2010	2.80%	18,000,000	2010	2.80%
421,066	2013	5.47%	461,117	2013	5.47%

$23,421,066		2.98%	$36,612,730		2.91%

The Bank has a secured credit arrangement with the Federal Reserve Bank of San Francisco (“FRB”) under which authorized borrowings are collateralized by loans and other instruments which may be pledged. Borrowings outstanding under this agreement bear interest at 1.00% as of June 30, 2009. As of June 30, 2009, there were no outstanding borrowings under this agreement and maximum borrowings were limited to $75.28 million, based on collateral balances.
8. Earnings (Loss) Per Share
Basic earnings (loss) per share is computed by dividing net income (loss) available to shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued, unless the impact is anti-dilutive. Due to Columbia’s year to date net loss position, potentially dilutive common shares under the treasury stock method have been excluded, including un-exercised stock options, totaling 282,668 and 293,760 weighted average shares for the three and six months ended June 30, 2009, respectively.
9. Income Tax
During the three months ended June 30, 2009, Columbia recorded a deferred tax asset (“DTA”) valuation allowance of $12.00 million, which represents a 100% valuation allowance on the net deferred tax asset. The adjustment was recorded in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, management is required to assess whether it is more likely than not that some or all of the company’s DTA will not be realized. The asset must be written down to the extent that tax rules may potentially limit the ultimate realization of the DTA (generally through a “carryback” to prior year’s taxable income). While the benefit of the DTA may still be realized in the future, accounting rules limit the extent to which a company may utilize projections of future income to support current DTAs.

Guidance for interim reporting of income taxes is provided in paragraphs 19 and 20 of APB 28 as well as FASB Interpretation No. 18. A company is required to project what its effective tax rate will be for the full year (including the impact of any valuation allowances for temporary differences originating during the year). This annualized effective tax rate is then applied to each interim quarter during the year. The change in valuation allowance is attributable to deferred tax assets (including DTAs related to the allowance for loan losses, valuation adjustments to OREO properties and purchased state tax credits) that originated in 2009. Therefore, management determined that it is appropriate to adjust the estimated annual effective tax rate for the year.
10. Fair Value of Financial Instruments and Fair Value Measurements
The following table presents estimates of fair value and the related carrying amounts of Columbia’s financial instruments:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$189,717	$189,717	$182,479	$182,479
Investment securities available-for-sale	27,167	27,167	20,892	20,892
Investment securities held-to-maturity	5,328	5,478	8,130	8,284
Restricted equity securities	3,055	3,055	3,055	3,055
Loans, net of allowance for loan losses and unearned loan fees	776,282	736,162	838,950	790,467

Financial liabilities:
Demand and savings deposits	$503,176	$503,176	$518,040	$518,040
Time certificates	489,521	497,353	486,157	495,880
FHLB Advances	23,421	23,723	36,613	37,037
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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value	Level 1	Level 2	Level 3
	June 30, 2009	Inputs	Inputs	Inputs

Debt securities, available-for-sale	$25,444,687	$—	$25,444,687	$—
Equity securities, available-for-sale	1,722,398	1,722,398	—	—

Total assets measured at fair value on recurring basis	$27,167,085	$1,722,398	$25,444,687	$—

The following table presents assets and liabilities measured at fair value on a non-recurring basis as of June 30, 2009:

	Fair Value	Level 1	Level 2	Level 3
	June 30, 2009	Inputs	Inputs	Inputs

Other real estate owned	$11,301,884	$—	$—	$11,301,884
Collateral-dependent impaired loans	96,038,987	—	—	96,038,987

Total assets measured at fair value on non-recurring basis	$107,340,871	$—	$—	$107,340,871

The following methods and assumptions were used by Columbia in estimating fair values of financial instruments as disclosed herein:
Held-to-maturity, available-for-sale, equity securities and restricted equity securities — Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices in active markets. If quoted prices are not available, fair value is based on an independent vendor pricing models, which utilizes quoted prices of similar securities, discounted cash flows, market interest rate curves, credit spreads, and estimated pre-payment rates, as applicable. Changes in the fair value of available-for-sale securities are recorded in other comprehensive income. The carrying value of restricted equity securities approximates fair value.
Loans receivable — The carrying value of variable rate loans that re-price frequently and have no significant change in credit risk approximates fair value. Fair values for certain mortgage loans (for example, one-to-four family residential loans) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for fixed-rate commercial real estate and commercial loans are estimated using a present value of future expected cash flow methodology. The carrying value of impaired loans approximates fair value.
Other real estate owned — Fair values of OREO are based on a combination of independent appraisals performed on the individual properties within OREO, internal valuations performed by on-staff certified appraisers and management’s evaluation of expected sales prices and selling costs. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent analyses of fair market values are performed on a regular basis, and carrying values of properties are written down as necessary. For the three and six months ended June 30, 2009, impairment charges net of gain/loss on sale totalled $478,762 and $528,317, respectively. Impairment Charges net of gain/loss on sale are included in non-interest expense.
Collateral-dependent impaired loans — Fair values of collateral-dependent impaired loans are based on loan collateral values, which are supported by property appraisals and management’s judgment. Adjustments to reflect the fair value of collateral-dependent impaired loans are a component in determining an appropriate allowance for loan losses. As a result, adjustments to the fair value of collateral-dependent impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. For the three and six months ended June 30, 2009, specific allowances under SFAS 114 totaled $9.70 million and $19.55 million, respectively. Specific allowances are included in the provision for loan losses.

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
11. Reclassifications
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
12. Recent Accounting Pronouncements
In April 2009, the FASB issued the following three FASB Staff Positions (“FSP”) to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for Columbia’s current interim period. Adoption of FSP FAS 157-4 did not have a material impact on Columbia’s consolidated financial statements.
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for Columbia’s current interim period and the required disclosures have been added to the notes to the interim financial statements.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for Columbia’s current interim period. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on Columbia’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under this FSP EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends will be considered to be a separate class of common stock and will be included in the basic EPS calculation using the two-class method that is described in FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of FSB EITF 03-6-1 did not have a material impact on Columbia’s consolidated financial statements.
In May 2009, FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. The statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. We adopted the provisions of SFAS No. 165 for the interim period ended June 30, 2009, and the impact of adoption did not have a material impact on Columbia’s consolidated financial statements.

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
Because forward-looking statements are, in part, an attempt to project future events and explain current plans, they are subject to various risks and uncertainties, which could cause our actions and our financial and operational results to differ materially from those projected in forward-looking statements. These risks and uncertainties include, without limitation, the factors discussed in Part II — Section 1A — “Risk Factors.”
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
Allowance for Loan Losses
Our allowance for loan losses represents our estimate of probable losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. Management evaluates the amount of our allowance each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) and with FASB SFAS Nos. 5 and 114. In determining the level of the allowance, we estimate losses inherent in all loans and evaluate individual classified and non-performing loans to determine the amount, if any, necessary for a specific reserve. Certain loans have been stress tested for potential impairment whether or not currently performing according to terms; these loans may require a specific allocation based on historical loss rates and other subjective factors, to the extent that impairment is not identified. Loans not evaluated for impairment and not requiring a specific allocation because the loan is determined not to be impaired, are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. We regularly review our loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.

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
Increases to the allowance occur when we expense amounts to the provision for loan losses or when we recover previously charged-off loans or overdrafts. We reduce the allowance when we charge-off loans or overdrafts that are deemed uncollectible, although we do not necessarily cease collection activities when a loan is charged-off. We determine the appropriateness and amount of these charges by assessing the risk potential in our portfolio on an ongoing basis. Loan charge-offs do not result in the recognition of additional expense, unless the amount of a loan charge-off exceeds the loss amount previously provided for in the allowance for loan losses.
On loans of either a larger size or troubled industry classification, we also may perform an individual risk analysis on specific performing loans. This individual analysis may include factors such as an updated review of the value of the collateral securing the loan, the geographic location of the loan, the expected or potential cash flows from the borrowers operations, the relative strength and liquidity of the guarantors and the past payment performance on the loan. If existing collateral appraisals or evaluations are, in our opinion, dated or stale, we will typically obtain new appraisals or evaluations and these new values will be used to evaluate the risk of the loan and resulting provision for loan losses. Furthermore, in cases where the cash flow or liquidity of the borrower has been eliminated or there is an absence of guarantor strength, we may deem the loan to be totally collateral dependent. In such cases, if the analysis of the net realizable value of the loan collateral is determined to be deficient, that deficiency is charged-off.
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
Approximately 75%, or $585.71 million, of our loan portfolio is secured by real estate collateral. Within the total balance of loans secured by real estate, certain loans are designated as construction credits. Of these, $66.76 million is secured by commercial property under construction (office buildings, warehouse, commercial lot pads, etc.) and $151.99 million is secured by residential property under construction (residential subdivisions, 1-4 family dwellings, homes under construction by developers, etc.). We are actively monitoring residential and commercial real estate values in all of our market regions. The residential markets have declined significantly in our Central Oregon and Portland-Vancouver metropolitan markets. Some of our more rural eastern Oregon and Washington markets have remained stable or experienced only minor declines. Although commercial real estate markets are also softening, only Central Oregon has demonstrated significant distress at this time. In addition, due to the downturn in national and regional real estate sales, a number of our residential real estate construction and acquisition and development customers have been unable to sell existing inventories in the normal course of business and the repayment of these loans is now solely dependent on the liquidation of the collateral. Many of the loans of this nature were written down to their estimated fair market value less estimated costs to sell, resulting in significant charge-offs during the year ended December 31, 2008 and continuing into the first half of 2009.

Income Taxes
We estimate tax expense based on the amount we expect to owe various taxing authorities in the current and future periods for transactions arising during the current period. Accrued and/or refundable income tax represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes and refundable taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.
The determination of our ability to fully utilize our deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. During the three month period ended June 30, 2009, we determined that it is not “more likely than not” that we would be able to fully recognize our net deferred tax assets. Therefore, we established a valuation allowance to reduce our net deferred tax assets to zero.
OVERVIEW
Columbia Bancorp (“Columbia”) is a bank holding company organized in 1996 under Oregon Law. Columbia’s common stock is traded on the Nasdaq Global Select Market under the symbol “CBBO.” Columbia’s wholly-owned subsidiary, Columbia River Bank (“CRB” or the “Bank”), is an Oregon state-chartered bank, headquartered in The Dalles, Oregon, through which substantially all business is conducted. CRB offers a broad range of services to its customers, primarily small and medium sized businesses and individuals.
We have a network of 21 full-service branches throughout Oregon and Washington. In Oregon, we operate 14 branches. These branches serve the northern and eastern Oregon communities of The Dalles, Hood River, Pendleton and Hermiston, the central Oregon communities of Madras, Redmond, and Bend, and the Willamette Valley communities of McMinnville, Canby and Newberg. In Washington, we operate seven branches. These branches serve the communities of Goldendale, White Salmon, Pasco, Yakima, Sunnyside, Richland and Vancouver.
Strategic Initiatives:
During the second quarter of 2009, we completed the previously announced plan to relocate our operations center from Vancouver, Washington to The Dalles, Oregon and additional staff reductions, including two executive officer positions. Combined with other restructuring and staff reductions late in 2008, these reductions are expected to yield annual salary savings of approximately $3.00 million.
A primary business strategy has been a continuing focus on improving credit quality and resolving non-performing assets. During the second quarter we added two additional experienced problem credit officers to our Special Assets Team and realigned the Special Asset and Real Estate Risk Management teams to better facilitate the sale of foreclosed bank owned properties. One benefit of this realignment is to provide assistance to borrowers who want to sell troubled real estate collateral prior to the bank taking possession of such property. This strategy provides one more method to work out of troubled situations instead of foreclosure. At the end of the second quarter we made a strategic decision to engage a dedicated real estate broker responsible for coordinating the marketing efforts of our other real estate owned. The agreement with the broker was finalized in July 2009.

Financial Overview:
The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the			As of and for the
	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
	2009	2008	Change	2009	2008	Change
Return on average assets	-8.81%	-0.08%		-5.69%	0.19%
Return on average equity	-148.91%	-0.80%		-90.06%	1.98%
Average equity to average assets	5.92%	9.65%		6.32%	9.83%
Net interest margin, tax equivalent basis	2.74%	4.57%		2.71%	4.86%
Efficiency ratio	118.82%	65.84%		120.10%	66.70%

Net income (loss)	$(23,281)	$(205)	11257%	$(30,183)	$1,013	-3080%
Earnings (loss) per diluted common share	$(2.31)	$(0.02)	11450%	$(3.00)	$0.10	-3100%
Total gross loans (1)				$799,563	$942,610	-15%
Total assets				$1,067,934	$1,109,324	-4%
Deposits				$992,696	$939,410	6%

Book value per common share				$4.48	$10.14	-56%
Tangible book value per common share				$4.48	$9.41	-52%

(1)	Includes loan portfolio and loans held-for-sale and excludes allowance for loan losses and unearned loan fees.
The decrease noted in earnings per share was primarily due to an increase in the provision for loan losses, the valuation allowance recorded against deferred tax assets, the effect of net interest margin compression and increases in non-interest expenses related to the increase in FDIC premiums.
Significant items as of and for the three months ended June 30, 2009 were as follows:
•
Rebalanced assets and liabilities. In part as a result of our strategic plan to re-balance our assets and liabilities and focus closely upon our asset quality, gross loans decreased by $64.44 million from December 31, 2008, as we exited certain market sectors and customer relationships, and either reclassified troubled loans to other real estate owned (“OREO”) or charged-off loans against our allowance for loan losses. Gross loans decreased $36.75 million or 4% from March 31, 2009 for the same reasons.

•
Non-performing assets (“NPAs”) of $122.65 million, or 11% of total assets. Non-accrual loans comprised $111.31 million, or 91%, of NPAs. The remaining balance of $11.30 million, or 9%, was comprised of properties held as OREO. Of the non-accrual loans, $65.61 million, or 59% of the total are loans secured by residential real estate construction properties, $7.77 million or 7% are loans secured by residential home loans, $17.45 million or 16% are loans secured by commercial real estate, $11.85 million, or 11% are loans secured by agricultural farmland, and the remaining $8.63 million, or 7% are loans secured by other miscellaneous asset types.

•
Loan loss provision of $14.40 million. Our provision for loan losses increased $4.70 million, or 48%, compared to $9.70 million recognized during the first quarter of 2009, as we continue to experience declining asset quality concentrated in our Central Oregon and Willamette Valley markets. Our second quarter loan loss provision increased by $8.75 million, or 155%, compared to the second quarter of 2008. Continuing declines in asset quality are primarily attributable to the general deterioration of credit quality indicators in our residential construction portfolio.

•
Repaid $28.57 million of brokered deposits and borrowings. We paid off higher-cost wholesale borrowings and deposits using available liquid assets and retail deposits gathered over the last several months, and have concentrated heavily on maintaining retail deposits. During the quarter, deposits increased $55.49 million primarily due to non-branch deposits obtained from online rate listing services.

•
Higher FDIC premiums. FDIC premiums and state assessments totaled $1.41 million for the three months ended June 30, 2009, an increase of $1.25 million, in comparison to the same period in 2008. The increase is a result of increases in premium assessments imposed by the FDIC, which is based on our voluntary participation in the Treasury Liability Guarantee Program (“TLGP”) and the FDIC’s rates applicable to banks in our regulatory classification as of March 31, 2009. In addition, premiums increased due to a special assessment assessed on all financial institutions during the quarter totaling 0.05% of total assets, or approximately $496,000. The special assessment is intended to re-build the federal financial institutions insurance fund following the rise in financial institution failures in 2008 and the first quarter of 2009.

•
Reduced salaries and employee benefits. Salaries and employee benefits decreased 9%, or $457,000, for the three months ended June 30, 2009 in comparison to the same period in 2008. Contributing to the decrease was the cost cutting measure to discontinue the 401(k) match along with the overall reduction in full-time equivalents (“FTE”). FTEs have decreased by 93, or 22%, from 407 FTEs as of June 30, 2008 to 314 FTE’s as of June 30, 2009. We have made strategic efforts to reduce our salary and benefit expense, while maintaining high quality customer service; as such many of the FTE reductions were made in areas not affecting our service delivery. Included in the decrease in FTE’s were two executive positions, eliminated as part of a strategic re-alignment. As we continue to actively manage our growing non-performing asset portfolio, we expect to hire additional employees and experts to assist where necessary. These additional resources may offset a portion of our previously expected savings.

•
Net interest margin lower due to interest rate cuts and higher levels of non-accrual loans. Compared to the three months ended June 30, 2008, our net interest margin decreased for the three months ended June 30, 2009. The decrease is primarily attributable to the impact of Federal Funds rate cuts since June 30, 2008, the effect of reversing previously recognized interest on loans placed on non-accrual status along with the loss of interest on existing non-accrual loans, and the shift from higher yielding loans to lower yielding cash and liquid investments. During the three months ended June 30, 2009, approximately $2.66 million of interest income was not recognized for loans on non-accrual status. This resulted in a 109 basis point reduction in our net interest margin for the three months ended June 30, 2009. During the six months ended June 30, 2009, approximately $4.20 million of interest income was not recognized for loans on non-accrual status. This resulted in an 85 basis point reduction in our net interest margin for the six months ended June 30, 2009.

•
Established valuation allowance against deferred tax assets. During the second quarter of 2009, we recognized a valuation allowance against previously recognized deferred tax assets totaling $12.00 million, bringing our net deferred tax assets to zero. Recognition of the valuation allowance resulted primarily from significant losses incurred during 2008 and the first half of 2009.

RESULTS OF OPERATIONS
Net Income (Loss)
Net loss for the three months ended June 30, 2009 totaled $23.28 million, or $2.31 per share, which represents a decrease of $16.38 million from a net loss of $6.90 million, or $0.69 per share, for the three months ended March 31, 2009, and a decrease of $23.08 million from a net loss of $205,000 for the three months ended June 30, 2008.
For the six months ended June 30, 2009, net loss totaled $30.18 million, or $3.00 per share, which represents a decrease of $31.19 million from net income of $1.01 million, or $0.10 per share, for the same period in 2008.
Net losses for the second quarter of 2009 are primarily related to $14.40 million of provision for loan losses and the establishment of $12.00 million valuation allowance against deferred tax assets.

Net Interest Income
Net interest income, our primary source of operating income, is the difference between interest income and interest expense. Interest income is earned primarily from our loan and investment security portfolios. Interest expense results primarily from customer deposits and borrowings from other sources, including Federal Home Loan Bank advances and wholesale deposits. Like most financial institutions, our net interest income increases when we are able to charge higher interest rates on loans while paying relatively lower interest rates on deposits and other borrowings.
The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended June 30,			Three Months Ended June 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2009	2008	Change	2009	2008	Change
Taxable securities	$34,324	$21,067	$13,257	2.43%	4.70%	-2.27%
Nontaxable securities (1)	5,677	8,776	(3,099)	5.50%	6.96%	-1.46%
Interest bearing deposits	44,892	18,720	26,172	0.11%	2.44%	-2.33%
Federal funds sold	79,522	22,783	56,739	0.28%	2.02%	-1.74%
Loans (2) (3)	824,217	921,096	(96,879)	5.80%	7.04%	-1.24%

Interest earning assets	988,632	992,442	(3,810)	4.98%	6.79%	-1.81%

Non-earning assets	71,405	70,611	794

Total assets	$1,060,037	$1,063,053	$(3,016)

Savings & interest bearing deposits	$309,462	$368,791	$(59,329)	1.41%	1.82%	-0.41%
Time certificates	469,978	330,215	139,763	3.64%	4.25%	-0.61%
Borrowed funds	23,428	47,545	(24,117)	3.03%	2.72%	0.31%

Interest bearing liabilities	802,868	746,551	56,317	2.76%	2.95%	-0.19%

Non-interest bearing demand deposits	184,201	207,741	(23,540)
Other liabilities	10,258	6,126	4,132
Shareholders’ equity	62,710	102,635	(39,925)

Total liabilities and shareholders’ equity	$1,060,037	$1,063,053	$(3,016)

	Six Months Ended June 30,			Six Months Ended June 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2009	2008	Change	2009	2008	Change
Taxable securities	$33,198	$22,038	$11,160	2.49%	4.69%	-2.20%
Nontaxable securities	6,091	8,889	(2,798)	6.93%	7.00%	-0.07%
Interest bearing deposits	42,251	19,033	23,218	0.15%	2.82%	-2.67%
Federal funds sold	79,644	24,241	55,403	0.26%	2.62%	-2.36%
Loans	839,931	906,410	(66,479)	5.84%	7.51%	-1.67%

Interest-earning assets	1,001,115	980,611	20,504	5.02%	7.23%	-2.21%

Nonearning assets	68,424	66,506	1,918

Total assets	$1,069,539	$1,047,117	$22,422

Savings & interest bearing deposits	$308,206	$357,431	$(49,225)	1.50%	1.96%	-0.46%
Time certificates	469,924	342,402	127,522	3.82%	4.50%	-0.68%
Borrowed funds	27,144	31,423	(4,279)	2.96%	2.77%	0.19%

Interest bearing liabilities	805,274	731,256	74,018	2.90%	3.19%	-0.29%

Non-interest bearing demand deposits	188,563	206,710	(18,147)
Other liabilities	8,120	6,195	1,925
Shareholders’ equity	67,582	102,956	(35,374)

Total liabilities and shareholders’ equity	$1,069,539	$1,047,117	$22,422

(1)	In calculation of average yield, tax-exempt income has been adjusted to a tax-equivelant basis at a rate of 35%.

(2)	Non-accrual loans and loans held-for-sale are included in the average balance.

(3)	Loan fee income is included in interest income and in calculation of average yield, three months and six months ended June 30; 2009, $106, $127; 2008, $489, $835.

Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration, but is also subject to fluctuations in the volume of earning assets, particularly during economic times in which loan performance deteriorates on a widespread basis. Our tax equivalent net interest margin measured 2.74% and 2.71% for the three and six months ended June 30, 2009, respectively, compared to 4.57% and 4.86% for the same periods in 2008. The decrease is primarily due to three factors:
•
First, loan yields decreased as our variable rate loans tied to the prime rate charged by major financial institutions re-priced, following cuts in the Federal Funds rate. The prime rate has historically followed changes in the Federal Funds rate.

•
Second, during the three and six months ended June 30, 2009, approximately $1.38 million, and $2.11 million of interest income, respectively, was reversed as loans were placed on non-accrual status. When a loan is placed on non-accrual status, all interest recognized as income, but not yet paid, is reversed. Including this amount of reversed interest, we were unable to recognized additional interest income of approximately $2.66 million and $4.20 million relating to loans currently on non-accrual status for the three and six months ended June 30, 2009, respectively. This foregone interest would have contributed approximately 109 and 85 basis points to the net interest margin for the three and six months ended June 30, 2009, respectively.

•	Third, as part of our strategic initiative to maintain and improve liquidity, we shifted our earning asset mix from overall higher yielding loans to lower yielding cash and liquid investments.
Compared to the same periods in 2008, our cost of funds for the three and six months ended June 30, 2009 was lower primarily due to lower rates paid on retail deposits and the repayment of higher-cost brokered deposits.
Unlike prior periods, our balance sheet is currently liability sensitive, meaning that interest bearing liabilities mature or re-price more frequently than interest earning assets in a given period. The sensitivity fluctuation resulted from the 175 basis point decrease in the Federal Funds rate from June 30, 2008 to June 30, 2009. This decrease is primarily because the majority of our loans are variable rate loans based on the prime rate. To mitigate the potential effect of decreases in the Federal Funds rate, we have incorporated interest rate floors into $500.73 million, or 63% of our loans. With the decrease in the Federal Funds rate from 2.25% as of June 30, 2008 to a target rate of 0.00% to 0.25% as of June 30, 2009, $432.69 million, or 54% of our loans are earning interest at their floor rate and are behaving similar to fixed rate loans, which has resulted in our balance sheet being liability sensitive. One factor that would contribute to our return to an asset sensitive balance sheet is the increase of the Federal Funds rate by approximately 200 basis points.

The following table presents decreases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes:
(dollars in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009 over 2008			2009 over 2008
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Net change	Volume	Rate	Net Change
Interest earning assets:
Loans	$(1,612)	$(2,720)	$(4,332)	$(2,318)	$(7,229)	$(9,547)
Investments securities
Taxable securities	157	(198)	(41)	265	(368)	(103)
Nontaxable securities	(35)	(14)	(49)	(62)	(3)	(65)
Balances due from banks	160	(262)	(102)	329	(560)	(231)
Federal funds sold	287	(347)	(60)	727	(942)	(215)

Total	(1,043)	(3,541)	(4,584)	(1,059)	(9,102)	(10,161)

Interest bearing liabilites:
Interest bearing checking and savings accounts	(262)	(335)	(597)	(462)	(732)	(1,194)
Time deposits	1,507	(774)	733	2,907	(1,670)	1,237
Borrowed funds	(163)	16	(147)	(57)	22	(35)

Total	1,082	(1,093)	(11)	2,388	(2,380)	8

Net decrease in net interest income	$(2,125)	$(2,448)	$(4,573)	$(3,447)	$(6,722)	$(10,169)

Net interest income before provision for loan losses decreased 41% and 43% for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The decrease is primarily attributable to lower yields on loans following a series of Federal Funds rate cuts since June 2008, increases in non-performing loans and a shift from higher yielding loans to lower yielding cash and liquid investments. Decreases in net interest income were partially offset by lower rates paid on interest bearing liabilities. Due to the competitive deposit environment, decreases in interest rates paid on deposits have lagged decreases in interest rates on interest earning assets.
During the first half of 2009, $59.49 million in brokered certificates of deposit matured without replacement, with an average rate of 4.33%. We expect to mature an additional $65.95 million in higher rate brokered certificates of deposit without replacement, with an average rate of 4.37%, by the end of 2009. To mitigate the liquidity effect of these maturing brokered certificates of deposit, we continue in our efforts to re-balance our balances sheet by increasing retail deposits and allowing loans balances to stay stable or decrease.
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
Service charges on deposits increased 4% for the three and six months ended June 30, 2009, compared to the same periods in 2008. The increase is primarily attributable to an increase in the volume of deposit accounts in the current period compared to the similar period in 2008.

The decrease in non-interest income is attributable in part to the disbanding of CRB Mortgage Team, which occurred during the third quarter of 2008. Associated mortgage banking revenue has decreased $1.17 million and $2.09 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Net income derived from CRB Mortgage Team for the three and six months ended June 30, 2008 totaled approximately $265,000 and $433,000, respectively. CRB Mortgage Team originated mortgage loans to be sold on the secondary market. The discontinuation of these activities reduces total operational costs and risk exposure associated with that business.
Provision for Loan Losses
Our provision for loan losses represents an expense against current period income that allows us to establish an appropriate allowance for loan losses and deposit account overdraft exposure. Charges to the provision for loan losses result from our ongoing analysis of probable losses in our loan portfolio and probable losses from deposit account overdrafts.
For the three and six months ended June 30, 2009 provision for loan losses totaled $14.40 million and $24.10 million, compared to $5.65 million and $8.70 million for the same periods in 2008. The increase was primarily due to credit quality deterioration in our residential real estate construction loan portfolio. For the same reasons, provision for loan losses for the three months ended June 30, 2009 was higher than provisions recognized during the three months ended March 31, 2009. Risks contributing to this increase in provision are discussed in more detail in the section entitled “Allowance for Loan Losses” below.
Non-Interest Expense
Non-interest expense consists of salaries and benefits, FDIC premiums and state assessments, occupancy costs, other real estate owned impairment charges and various other non-interest expenses.
Total non-interest expense has increased 9% for the three months ended June 30, 2009 and 6% for the six months ended June, 30, 2009 compared to June 30, 2008 These increases are primarily attributable to increases in FDIC insurance premiums.
Expense increases were partially offset by lower salary and benefit expense, which decreased by $457,000, or 9%, for the three months ended June 30, 2009, and $2.07 million, or 19% for the six months ended June 30, 2009, in comparison to the same periods in 2008. The decrease is the result of the discontinued 401(k) match for employees and the overall reduction in full-time equivalents (“FTE”), with a reduction of approximately 93 FTE’s from June 30, 2008 to June 30, 2009, including the elimination of two executive positions. We have made strategic efforts to reduce our salary and benefit expense, while maintaining high quality customer service; as such, many of the FTE reductions were made in areas not affecting our customer service delivery. As we continue to actively manage our growing non-performing asset portfolio, we expect to hire additional employees and experts to assist where necessary. These additional resources may offset a portion of our previously expected savings.
FDIC insurance premiums and state assessments have increased substantially, $1.25 million for the three months ended June 30, 2009, and $2.98 million for the six months ended June 30, 2009, compared to the same periods in 2008. The increase is a result of the increases in premium assessments imposed by the FDIC, which is based on our voluntary participation in the Treasury Liability Guarantee Program and the FDIC’s rates applicable to banks in our regulatory classification as of March 31, 2009. In addition, premiums have increased due to the rise in financial institution failures in 2008 and the first quarter of 2009 and the one-time special assessment imposed by the FDIC to build-up the FDIC’s insurance fund in the second quarter totaling approximately $496,000.

Occupancy expense increased $245,000, or 19%, for the three months ended June 30, 2009, and $475,000 or 18% for the six months ended June 30, 2009, in comparison to the same periods in 2008. This increase is primarily due to increases in depreciation expense, contributing 44% of the increase and resulting from the completion of our Sunnyside and Yakima, Washington permanent branch locations. Increases in lease expense contributed 50% of the increase, which is associated with the administrative and operations offices opened in Vancouver, Washington during the second and third quarters of 2008. We have identified excess office space in our existing owned property locations, which we are actively marketing for lease.
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Primarily due to lower interest income caused by interest rate cuts and higher levels of non-accrual loans, our efficiency ratio increased to 118.82% and 120.10% for the three and six months ended June 30, 2009, compared to 65.84% and 66.70% for the same periods in 2008, respectively.
Provision for Income Taxes
The following table presents the provision for income taxes and effective tax rates:

Provision for (Benefit from) Income Taxes:	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30,		June 30,
	2009	2008	2009	2008

Provision for (benefit from) income taxes	$7,234	$(528)	$2,517	$180
Income (loss) before provision for (benefit from) income taxes	(16,047)	(733)	(27,666)	1,193

Effective tax rate	-45.08%	72.03%	-9.10%	15.09%
Our statutory tax rate is 38.84%, representing a blend of the statutory federal income tax rate of 35.00% and apportioned effect of the Oregon income tax rate of 6.60%. For the three months ended June 30, 2009, we recorded a deferred tax valuation allowance of $12.00 million against our deferred tax assets, which had the effect of increasing our provision for income taxes during the quarter.
Pursuant to SFAS No. 109, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. After consideration of these factors as well as potential tax planning strategies, we recorded a deferred tax asset valuation allowance against our net deferred tax assets primarily due to the result of significant losses in 2008 and for the six month period ended June 30, 2009. If, in the future, we generate taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of a portion or all of such deferred tax asset valuation allowance.

MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities.
Loans
Loan products include construction, land development, real estate, commercial and agriculture.
During the third quarter of 2008, we sold our credit card portfolio, following which all credit card loans were transferred to a third party provider as of August 31, 2008. In conjunction with the sale, we entered into a marketing agreement, which we believe will improve the credit card products offered to our customer base.
The following table presents our loan portfolio by loan type:
Loans:
(dollars in thousands)

	June 30, 2009		December 31, 2008		June 30, 2008
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Real estate secured loans:
Commercial property	$243,837	31%	$250,888	30%	$261,434	29%
Farmland	53,534	7%	65,474	8%	65,097	7%
Construction	218,749	28%	253,683	30%	292,203	32%
Residential	41,044	5%	44,208	5%	40,801	4%
Home equity lines	28,542	4%	29,231	3%	25,136	2%

	585,706	75%	643,484	76%	684,671	74%
Commercial loans	121,390	16%	127,598	15%	143,967	16%
Agricultural loans	74,414	10%	74,630	9%	79,877	9%
Consumer loans	13,892	2%	14,414	3%	13,854	2%
Other loans	4,160	—	3,878	—	11,284	1%

	799,562		864,004		933,653
Allowance for loan losses	(22,743)	-3%	(24,492)	-3%	(17,099)	-2%
Unearned loan fees	(537)	—	(562)	—	(900)	—

Loans, net of allowance for loan losses and unearned loan fees	$776,282	100%	$838,950	100%	$915,654	100%

Gross loans decreased 7% since December 31, 2008 due to planned attrition of certain lending relationships, charge-offs of certain loans, and transfers to other real estate owned.
As of June 30, 2009, our loan portfolio continues to have a concentration of loans secured by real estate. This includes $151.99 million of construction loans secured by residential properties and $66.76 million of construction loans secured by commercial properties. Although this general real estate concentration is consistent with our Pacific Northwest community bank peers, we could be subject to further losses resulting from declines in real estate values and the related effects on our borrowers. It should be noted that some loans that are designated as being “real estate” secured were granted for consumer and business purposes other than the acquisition of real estate. Given the current economic environment and the volatility in the residential real estate market, we recognize additional risk in real estate loans in our allowance for loan losses. See “Allowance for Loan Losses” below.

The following table presents our construction and land development loans by region:

Construction and Land Development Loans by Region:
(dollars in thousands)	June 30, 2009
	Residential	Commercial	Total
Columbia River Gorge	$14,201	$2,936	$17,137
Columbia Basin — Eastern Washington	5,864	13,733	19,597
Columbia Basin — Northeastern Oregon	6,519	4,590	11,109
Central Oregon	63,458	34,778	98,236
Willamette Valley (1)	61,952	10,718	72,670

	$151,994	$66,755	$218,749

(1)	Includes Portland, Oregon and Vancouver, Washington metropolitan area
We participate in non-real estate agricultural lending, which comprises approximately 10% of our net loan portfolio. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. In addition, we diversify our agricultural loan portfolio across numerous commodity types. We participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. Approximately 12% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
Allowance for Loan Losses
During the three and six months ended June 30, 2009, we recognized $14.40 million and $24.10 million of provision for loan losses, respectively. As of June 30, 2009, our allowance for credit losses totaled $23.33 million, including the liability for off-balance-sheet financial instruments. The significant increase in the provision, in comparison to June 30, 2008, reflects a continuing deterioration in our loan portfolio, resulting primarily from the stagnation of a number of residential real estate construction projects, and the declining value of collateral underlying these projects. As of June 30, 2009, we have 135 collateral-dependent real estate loans on non-accrual status. Of these, 101 loans have independent appraisals less than six months old and 9 smaller loans have internal valuations conducted within the last six months. Of the remaining 25 loans, 18 loans have appraisals less than twelve months old and 7 loans have appraisals more than one year old, which are in the process of being refreshed. The new appraisals showed a continued and significant decline in the fair values of properties that secure these loans, centered primarily in our Central Oregon and Portland-Vancouver metropolitan markets. In many cases, the refreshed appraisals showed significant declines in fair values from previous appraisals obtained. This directly influenced the large loan loss provision recognized in the first half of 2009.

The following table presents activity in the allowance for loan and credit losses:
Allowance for Loan and Credit Losses:
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$23,222	$13,264	$24,492	$11,174
Charge-offs:
Commercial	(812)	(1,500)	(1,451)	(1,607)
Real estate	(13,934)	(248)	(24,045)	(1,044)
Agriculture	—	—	—	—
Consumer loans	(265)	(16)	(498)	(16)
Credit card and related accounts	—	(42)	—	(90)
Demand deposit overdrafts	(63)	(94)	(125)	(187)

Total charge-offs	(15,074)	(1,900)	(26,119)	(2,944)
Recoveries:
Commercial	1	1	2	2
Real estate	—	—	143	—
Agriculture	5	—	14	3
Consumer loans	—	8	3	8
Credit card and related accounts	1	—	2	8
Demand deposit overdrafts	188	76	106	148

Total recoveries	195	85	270	169
Provision for loan losses	14,400	5,650	24,100	8,700

Allowance for loan losses, end of period	$22,743	$17,099	$22,743	$17,099

Liability for off-balance-sheet financial instruments, beginning of period	$706	$889	$681	$848
Increase (decrease) charged to other non-interest expense	(116)	92	(91)	133

Liability for off-balance-sheet financial instruments, end of period	$590	$981	$590	$981

Total allowance for credit losses (1)	$23,333	$18,080	$23,333	$18,080

Ratio of net loans charged-off to average loans outstanding for the period	1.81%	0.20%	3.08%	0.31%

Ratio of allowance for loan losses to gross loans at end of period			2.84%	1.81%

Ratio of allowance for credit losses to gross loans at end of period			2.92%	1.92%

(1)	Includes allowance for loan losses and liability for off-balance-sheet financial instruments
For the three and six months ended June 30, 2009, we recognized $15.07 million and $26.12 million in loan charge-offs, respectively. The large increase in charge-offs during the three months ended June 30, 2009 were primarily the result of partially charged-off construction land development loans which were considered to be “collateral dependent” loans. A collateral dependent loan is one for which the primary source of repayment is considered to be the liquidation of the underlying collateral.

As previously disclosed, in response to the changes in the economic environment, our credit administration and risk management teams have examined loan relationships within the residential construction portfolio for indications of credit weaknesses. This is an ongoing and dynamic process and concentrated efforts were put forth to accelerate the examination of credits to ensure substantially all real estate construction credits were examined. This examination process includes the review of new or updated appraisals and resulting real estate collateral values. All appraisals are reviewed by our Real Estate Risk Management Team, which includes three licensed appraisers and their support staff.
The Reserve Adequacy Committee that was established during the second quarter of 2008 is an active component of our heightened loan management. On a quarterly basis, all problem loan reports are formally updated for all our lending units and formal action plans are either developed or reviewed for effectiveness. Even though threshold guidelines for reporting to the committee exist, it does not preclude discussion of other credits or concerns that are present in the geographic areas that we service. The committee includes the Chief Credit Officer and other key members of executive management, including the Chief Executive Officer, as well as a designated member of the Board of Directors. As a result of this action, we were able to pull together previous lending unit processes and identify the underlying risks inherent in our loan portfolio. In addition, specific allocations to the allowance for loan losses and the adequacy of our current loan loss allowance were appropriately adjusted based on the review of affected loans. The Reserve Adequacy Committee will continue meeting on a quarterly basis. The resulting action plans will be dynamic and followed closely by our lending, credit administration, risk management and special assets teams. This will ensure appropriate risk identification, timely meetings with customers and achievement of these plans.
On a bi-weekly basis, the updates on action plans on selected problem loans are reviewed during a meeting conducted by the Chief Credit Officer and other members of the Executive Team. This meeting allows for timely decisions on these action plans.
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

The following table presents information about our non-performing assets:
Non-Performing Assets:
(dollars in thousands)

	June 30, 2009	December 31, 2008	June 30, 2008
Loans on non-accrual status	$111,309	$92,350	$34,885
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	37	57	64

Total non-performing loans	111,346	92,407	34,949
Other real estate owned	11,302	9,622	7,289

Total non-performing assets	$122,648	$102,029	$42,238

Allowance for loan losses	$22,743	$24,492	$17,099

Ratio of total non-performing assets to total assets	11.48%	9.09%	3.81%
Ratio of total non-performing loans to total gross loans	13.93%	10.70%	3.70%
Ratio of allowance for loan losses to total non-performing loans	20.43%	26.50%	24.89%
The increase in NPAs of $80.41 million from June 30, 2008 to June 30, 2009 is primarily due to an increase of loans placed on non-accrual status during this same time frame. See the sections below entitled “Non-Accrual Loans” and “Other Real Estate Owned” for more discussion of the loans and properties comprising the total non-performing asset total.
Non-Accrual Loans:
The following table provides expanded detail of our non-accrual loans:
Non-Accrual Loans by Type:
(dollars in thousands)

	June 30, 2009		December 31, 2008		June 30, 2008
	Number	Dollar	Number of	Dollar	Number of	Dollar
	of Loans	Amount	Loans	Amount	Loans	Amount
Real estate secured loans:
Residential lots, sub-divisions, home construction	80	$65,613	54	$63,119	12	$26,542
Residential	31	7,768	9	3,454	11	5,122
Commercial real estate	18	17,449	6	5,290	3	2,436
Agricultural farmland (1)	10	11,849	6	15,094	—	—
Commercial and industrial	22	3,940	12	3,072	5	717
Agricultural production	5	4,522	7	2,173	2	59
Consumer	3	168	7	148	1	9

	169	$111,309	101	$92,350	34	$34,885

(1)	Real estate-secured agricultural loans may be used for agricultural production purposes.
Non-accrual loans have increased from December 31, 2008, and in fact have increased in each quarter since March 31, 2008. For Columbia, the increases noted throughout 2008 and the first half of 2009 remain directly related to our concentrations in residential construction lending, primarily in the Central Oregon and Portland-Vancouver metropolitan markets. What began as a slowdown in residential real estate demand due to the “subprime” lending crisis has worsened into what has been categorized as the worse economy since the great depression.

For Columbia, this economic storm continues to be felt especially hard in the two market areas mentioned above and has placed considerable stress on our residential construction portfolio in those areas. Fortunately our other markets, located primarily in more rural areas of Oregon and Washington, have not experienced the same level of economic turmoil.
As of June 30, 2009, our non-accrual loans remain centered in residential construction lending primarily located in our Central Oregon and Portland-Vancouver metropolitan markets. Approximately 59% of our non-accrual loans are related to residential construction projects broken into lot development credits at 48% and 11% are for residential home construction. The remaining 41% of our non-accrual totals are from all other areas of our loan portfolio including 11% related to agricultural farmland and 16% in commercial real estate. From a geographic standpoint, 44% of our non-accrual totals are from the Central Oregon area, 39% are from the Portland and Vancouver area and the remaining 17% are from all other markets combined.
As of June 30, 2009, our overall exposure to commercial real estate totaled $310.59 million, or 39%, of our loan portfolio. Non-accrual loans secured by commercial real estate increased $12.16 million from $5.29 million as of December 31, 2008 to $17.45 million as of June 30, 2009. The increase was primarily due to the effects of the national economy and its impact on the markets we serve. Non-accrual loans secured by commercial real estate as a percentage of the overall commercial real estate exposure was 6% as of June 30, 2009.
Between June 30, 2008 and June 30, 2009, non-accrual loans increased $76.42 million, net of charge-offs and write-downs totaling approximately $53.08 million. Because most loan charge-offs relate to loans on non-accrual status, the gross increase in non-accrual loans was significantly higher than the net increase. This also demonstrates the magnitude of charge-offs and write-downs we have recognized, primarily due to lower values of the residential real estate collateral securing a significant portion of non-accrual loans.
As of June 30, 2009, approximately $7.55 million of our non-accrual totals were scheduled to be paid down or resolved by workout plans in the near future. Of this amount, $2.64 million was resolved in July 2009 by payoffs with approximately $66,500 in additional losses.
Other Real Estate Owned:
As of June 30, 2009, our total other real estate owned (“OREO”) totaled $11.30 million or 9% of total non-performing assets. Three of the 15 OREO properties totaled $8.17 million, or 72% of the OREO balance as of June 30, 2009.
The balance of OREO has fluctuated during the quarter ended June 30, 2009, as illustrated in the following table:
Other Real Estate Owned
(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Other real estate owned, beginning of period	$11,329	$7,315	$9,622	$516

Transfers from outstanding loans	1,218	250	2,974	6,742
Improvements and other additions	—	—	—	389
Sales	(746)	(275)	(746)	(357)
Impairment charges	(499)	—	(548)	—

Total other real estate owned	$11,302	$7,290	$11,302	$7,290

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
In June 2009, we made a strategic decision to engage a dedicated real estate broker to manage and coordinate the marketing efforts for all OREO properties. In July 2009, we finalized an agreement with an experienced broker to fill this role.
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
Deposits
We offer various deposit accounts, including non-interest bearing checking and interest bearing checking, savings, money market and certificates of deposit. The accounts vary as to terms, with principal differences being minimum balances required, length of time the funds must remain on deposit, interest rate and deposit or withdrawal options. Our goal remains to maximize our non-interest bearing demand deposits relative to other deposits and borrowings, to minimize our interest expense.
The following table presents the composition of our deposits:
Deposits:
(dollars in thousands)

	June 30, 2009		December 31, 2008		June 30, 2008
		Percent of		Percent of		Percent of
	Dollar Amount	Total	Dollar Amount	Total	Dollar Amount	Total
Non-interest bearing deposits	$189,211	19%	$215,922	22%	$218,450	23%
Interest bearing deposits	283,265	29%	271,244	27%	344,623	37%
Savings deposits	30,699	3%	30,873	3%	35,336	4%
Time certificates	489,521	49%	486,157	48%	341,001	36%

Total deposits	$992,696	100%	$1,004,196	100%	$939,410	100%

Total deposits decreased 1% since December 31, 2008. Time certificates increased as a result of increased involvement in non-branch deposit gathering, to supplement the continued exit from the brokered deposits. Non-interest bearing deposits decreased primarily due to economic conditions both locally and nationally. See additional information surrounding the brokered certificates of deposit in the following table entitled “Wholesale Deposits”.

The following table presents the maturities of all time certificates of deposit, including retail and wholesale time certificates of deposit, as of June 30, 2009:
Time Certificates Maturities:
(dollars in thousands)

	Time Certificates	Time Certificates
	less than $100,000	greater than $100,000	Total

Three months or less	$78,408	$71,500	$149,908
Over three through six months	76,245	58,502	134,747
Over six months through twelve months	36,021	19,573	55,594
Over twelve months through five years	113,669	29,218	142,887
Over five years	4,000	2,385	6,385

	$308,343	$181,178	$489,521

Approximately 58% of the Bank’s certificates of deposit are maturing in less than six months. This concentration of short term certificates is due in part to the current low interest rate environment driving customers to stay short on their investments, concerns earlier in the year over the potential discontinuation of expanded FDIC insurance coverage to $250,000, as well as the continued reduction without replacement of longer maturity brokered certificates of deposit.
The following table presents a comparison of wholesale deposit balances, which are included in total deposits and maturity tables shown above:
Wholesale Deposits:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008

Brokered certificates of deposit	$154,213	$213,455	$134,661
Direct certificates of deposit	81,239	198	5,098
Mutual fund money market deposits	—	—	28,833
Out-of-market public funds	—	—	4,800
Certificate of deposit account registry system deposits	5,414	21,894	9,500

	$240,866	$235,547	$182,892

Brokered certificates of deposit are obtained through intermediary brokers that sell the certificates on the open market. Direct certificates of deposit are obtained through an online rate listing service that solicits deposits from other financial institutions or from public entities. Mutual fund money market deposits are obtained from an intermediary that provides cash sweep services to broker-dealers and clearing firms. Out-of-market public fund depositors typically expect higher interest rates consistent with other wholesale borrowings. Certificate of deposit account registry system (“CDARS”) deposits are obtained through a broker and represent certificates of deposits in other financial institutions for which we assume a portion, not to exceed $100,000 per certificate holder.
Brokered, direct certificates of deposit and CDARS deposits are classified as “Time certificates” on our balance sheet. Mutual fund money market deposits and out-of-market public funds are classified as “Interest bearing demand deposits” on our balance sheet.
As of June 30, 2009, maturities of brokered certificates of deposit ranged between one month and 60 months, including $65.95 million maturing during the remainder of 2009.
See the “Liquidity Analysis” below for further discussion regarding the availability of brokered deposits and our planned liquidity strategies.

Federal Home Loan Bank Advances and Federal Funds Purchased
As of June 30, 2009, FHLB borrowings totaled $23.42 million, a decrease of $13.19 million from the December 31, 2008 balance of $36.61 million and a decrease of $9.78 million compared to the $33.20 million balance as of June 30, 2008. Since December 31, 2008, FHLB borrowings decreased primarily due to maturities of long-term borrowings that were not renewed.
The following table presents year-to-date FHLB balances and interest rates:
FHLB Borrowings:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008

Amount outstanding at end of period	$23,421	$36,613	$33,196
Weighted average interest rate at end of period	2.98%	2.91%	2.84%
Maximum amount outstanding at any month-end and during the period	$23,435	$51,978	$33,802
Average amount outstanding during the period	$23,428	$33,237	$33,484
Weighted average interest rate during the period	2.98%	2.89%	2.86%
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
We may or may not require collateral or other security to support financial instruments with credit risk, depending on our loan underwriting guidelines. The following table presents a comparison of contract commitment amounts:
Commitments:
(dollars in thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit(1)	$105,464	$145,814	$218,395
Commitments to originate loans held-for-sale	—	—	14,401
Undisbursed credit card lines of credit	—	—	24,829
Commercial and standby letters of credit	1,829	2,045	3,547

	$107,293	$147,859	$261,172

(1)	Excludes commitments with active letters of credit.

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
In part, the decrease in commitments since June 30, 2008 reflects our efforts to reduce activity in residential real estate development and construction loans. Commitments to originate loans held-for-sale decreased due to our closure of the CRB Mortgage Team during the third quarter of 2008. Commitments for undisbursed credit card lines of credit have been reduced to zero in conjunction with our sale of the credit card portfolio.
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
The following table presents the distribution of commitments to extend credit classified by loan type as of June 30, 2009:
Commitments to Extend Credit:
(dollars in thousands)

	Dollar	Percent of
	Amount	Total
Real estate secured loans:
Commercial property	$1,604	2%
Farmland	1,679	2%
Construction	3,870	4%
Residential	900	—%
Home equity lines	12,405	12%

	20,458	20%
Commercial loans	45,222	43%
Agricultural loans	27,811	26%
Consumer loans	11,918	11%
Other loans	55	—%

	$105,464	100%

Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. As of June 30, 2009, commitments to extend credit for overdrafts totaled $12.49 million, which represents our estimated total exposure if every customer utilized the full amount of this protection at the same time. Year-to-date average usage outstanding was approximately 2% of the total exposure as of each of the periods ending June 30, 2009, December 31, 2008 and June 30, 2008.

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
Columbia River Bank was named as a defendant in the District Court for Crook County, Oregon in a case captioned Hooker Creek Companies, LLC v. Remington Ranch, LLC, Columbia River Bank, United Pipe & Supply Co., Inc., Integrity Golf, Inc. et. al., Case No. 08CV0023, filed June 3, 2008, in which monetary relief is sought against Remington Ranch, LLC. If the case is decided against the defendant it may have a negative impact on the priority of the Bank’s security interest in the real property at issue.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
We have adopted policies to address our liquidity requirements, particularly with respect to customer needs for borrowing and deposit withdrawals. Our main sources of liquidity are customer deposits; sales of loans; sales and maturities of investment securities; advances from the Federal Home Loan Bank (“FHLB”) of Seattle; short-term borrowings from the Federal Reserve Discount Window; brokered certificates of deposit; and net cash provided by operating activities. Scheduled loan repayments are traditionally a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and are often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition, economic conditions and other factors.
Measurable liquid assets include: cash due from banks, excluding vault cash; interest bearing deposits with other banks; federal funds sold; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $186.60 million, or 17% of total assets, as of June 30, 2009, compared to $174.40 million, or 16% of total assets, as of December 31, 2008.
We have credit arrangements with the FHLB providing short-term and long-term borrowings collateralized by our FHLB stock and other instruments we may pledge. As of June 30, 2009, our maximum borrowing capacity totaled approximately $58.20 million with approximately $34.78 million available based on outstanding borrowings. We have credit arrangements with the Federal Reserve Bank of San Francisco (“FRB”) providing short-term and long-term borrowings collateralized by financial instruments pledged. As of June 30, 2009, our maximum borrowing capacity totaled approximately $75.28 million, all of which is available based on outstanding borrowings. The FRB may adjust, limit or impose additional conditions and collateral requirements on these credit lines from time to time in its discretion. As of June 30, 2009, we did not maintain other lines of credit with correspondent banks.

To manage liquidity and comply with regulatory restrictions, we continue to reduce our level of brokered deposits, which are obtained through third parties, such as brokered certificates of deposits and certificate of deposit account registry system deposits. As a result, maturing brokered deposits have been replaced with retail deposits gathered in our branches and through non-brokered wholesale deposits, which are raised outside of our branch network using online rate listing services. Overall, we expect to decrease our level of brokered deposits. In that light, we continue to reposition our balance sheet to decrease the ratio of loans to deposits. We continue to sell and participate loans to other financial institutions as opportunities arise. In addition, we are selective in the renewal of loans at maturity and will likely decline loan renewals for borrowers who have violated loan terms, have poor repayment history or have other risk factors that we find unacceptable going forward. We are continuing in our efforts to maintain high quality borrowers as clients and attract new retail deposits and retain existing retail depositors, through superior customer service, products and delivery.
During 2008 and 2009, we recognized that the credit and financial crisis affecting financial institutions across the country was becoming acute and we expected this to cause significant liquidity shortages. In response, we accumulated a higher than normal level of liquid assets and pledged additional assets to FHLB and the Federal Reserve to increase our borrowing capacity. In addition, we voluntarily elected to participate in government programs that provided FDIC coverage to all non-interest bearing transaction deposits and nominal-interest bearing transaction accounts which increases our overall insured deposit balances.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash (used in) provided by operating activities decreased $7.28 million for the six months ended June 30, 2009 compared to the same period in 2008. This was primarily the result of lower collections of interest income, offset by elimination of funding for mortgage loans held-for-sale.
Net cash provided by (used in) investing activities increased $103.48 million for the six months ended June 30, 2009 compared to the same period in 2008. The increase was primarily the result of a slowed loan growth and loan balance decreases during the six months ended June 30, 2009, compared to the same period in 2008, partially offset by net purchases of investment securities.
Net cash (used in) provided by financing activities decreased $89.56 million for the six months ended June 30, 2009 compared to the same period in 2008. The decrease was primarily due to decreases in long-term borrowings combined with decreases in deposits.
Shareholders’ Equity
As of June 30, 2009 and December 31, 2008, shareholders’ equity totaled $45.04 million and $75.05 million, respectively. The decrease is primarily attributable to net losses totaling $30.18 million during the first six months of 2009. Shareholders’ equity totaled $102.24 million as of June 30, 2008.
Capital Requirements and Ratios
The Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Pursuant to the regulatory order entered into between the FDIC, the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Bank, the Bank is required to maintain above-normal capital levels, including an above normal Tier 1 leverage ratio, which is typically set at 5% for an institution to be “well capitalized.” This threshold has been set at 10% for the Bank to be considered “well capitalized.”

The following table presents regulatory capital categories and the required minimum values for each category:

				Significantly	Critically
	Well-	Adequately-	Under-	Under-	Under-
	Capitalized	Capitalized	Capitalized	Capitalized(1)	Capitalized(2)
Total risk-based capital
Bank holding companies	N/A	8.00%	N/A	N/A	N/A
Banks	10.00%	8.00%	6.00%	<6.00%	N/A
Tier 1 risk-based capital
Bank holding companies	N/A	4.00%	N/A	N/A	N/A
Banks	6.00%	4.00%	3.00%	<3.00%	N/A
Leverage ratio
Bank holding companies	N/A	4.00%	N/A	N/A	N/A
Banks[3]	5.00%	4.00%	3.00%	<3.00%	N/A

(1)	Pursuant to the regulations, tangible equity must exceed 2.00%

(2)	Pursuant to the regulations, tangible equity does not exceed 2.00%

(3)	Pursuant to the regulatory order issued by the FDIC and DFCS, the Bank must maintain Tier 1 leverage ratio of at least 10.00%
The following table presents our capital ratios:
Capital Ratios:

	June 30,	December 31,
	2009	2008
Total risk-based capital
Columbia Bancorp	6.50%	8.90%
Columbia River Bank	6.41%	8.75%
Tier 1 risk-based capital
Columbia Bancorp	5.23%	7.64%
Columbia River Bank	5.15%	7.49%
Leverage ratio
Columbia Bancorp	4.23%	6.41%
Columbia River Bank	4.16%	6.29%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk Management
In the banking industry, a major risk involves changing interest rates, which can have a significant impact on our profitability. We manage exposure to changes in interest rates through asset and liability management activities within the guidelines established by our Asset Liability Committees (“ALCO”). We have two levels of ALCO oversight and management: Management ALCO, which currently meets twice monthly, and Board ALCO, which meets quarterly. Our Board ALCO has responsibility for establishing the tolerances and monitoring compliance with asset-liability management policies, including interest rate risk exposure, capital position, liquidity management and the investment portfolio. Our Management ALCO has responsibility to manage the daily activities necessary to ensure compliance with asset-liability management policies and tolerances. Management and Board ALCO minutes are provided to the Board of Directors for review and approval.

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
The table below shows the simulated percentage change in forecasted net interest income and the economic value of equity based on changes in the interest rate environment as of June 30, 2009. The change in interest rates assumes an immediate, parallel and sustained shift in the base interest rate forecast. Through these simulations, we estimate the impact on net interest income and present value of equity based on a 100 and 200 basis point upward and downward gradual change of market interest rates over a one-year period. The analysis did not allow rates to fall below zero.

	Percent Change	Percent Change in
	in Net Interest	Present Value of
Change in Interest Rates	Income	Equity

-200	1.67%	4.05%
-100	1.88%	-0.05%
+100	-0.29%	-3.03%
+200	0.03%	-4.07%
As illustrated in the above table, our balance sheet is currently liability sensitive, meaning that interest earning liabilities mature or re-price more frequently than interest bearing assets in a given period. In recent prior periods, our balance sheet was asset sensitive. The fluctuation resulted from the decrease in the Federal Funds rate, which caused many of our variable rate loans to be at their interest rate floors and behave similar to fixed rate loans. Therefore, according to our simulation model, net interest income should increase once our variable rate loans increase over the floor rate, which is expected to occur when the Federal Funds rate increases by approximately 200 basis points.
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

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of December 31, 2008, the Company was subject to joint regulatory enforcement proceedings by the FDIC and the DFCS, involving allegations that the Company’s wholly owned subsidiary, Columbia River Bank, had operated in violation of certain banking laws and regulations and had been operated in an unsafe and unsound manner. The findings were made known to the Company and the Bank on September 18, 2008, at the conclusion of a routine regulatory examination using financial and lending data measured as of June 30, 2008. On February 9, 2009, the Bank entered into a stipulation and consent agreement pursuant to which it consented to the entry of an Order to cease and desist from certain allegedly unsafe and unsound banking practices (the “Order”). The Order did not contain an admission of guilt or other wrongdoing on the part of Columbia River Bank, Columbia Bancorp, or their respective officers, directors or affiliates.
Columbia River Bank was named as a defendant in the District Court for Crook County, Oregon in a case captioned Hooker Creek Companies, LLC v. Remington Ranch, LLC, Columbia River Bank, United Pipe & Supply Co., Inc., Integrity Golf, Inc. et. al., Case No. 08CV0023, filed June 3, 2008, in which monetary relief is sought against Remington Ranch, LLC. If the case is decided against the defendants it may have a negative impact on the priority of the Bank’s security interest in the real property at issue.
During the normal course of its business, Columbia is a party to various debtor-creditor legal actions, which, individually or in the aggregate, could be material to Columbia’s business, operations or financial condition. These include cases filed as a plaintiff in collection and foreclosure cases, and the enforcement of creditors’ rights in bankruptcy proceedings.
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

ITEM 1A. RISK FACTORS
In addition to the other information contained in this Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, revenues, liquidity, financial condition, and results of operations may be materially adversely affected by any of these risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business, revenues, financial condition, and results of operations.
Risks Relating to our Company
In February 2009, the Bank was issued a cease and desist order from the FDIC and the State of Oregon which limits the Bank’s ability to pay dividends to Columbia and places other limitations and obligations on the bank.
On February 9, 2009, the Bank consented to the issuance by the FDIC and the State of Oregon of a cease and desist order (the “Order”) based on certain findings from an examination of the Bank concluded in September 2008 based upon financial and lending data measured as of June 30, 2008. The Order alleges charges of unsafe or unsound banking practices and violation of federal and state law and/or regulations. By consenting to the Order, the Bank neither admitted nor denied the alleged charges. The Order requires the Bank cease and desist from the following unsafe and unsound banking practices: (i) operating with management whose policies and practices are detrimental to the Bank and jeopardize the safety of its deposits; (ii) operating with a board of directors which has failed to provide adequate supervision over and direction to the active management of the Bank; (iii) operating with inadequate capital in relation to the kind and quality of the Bank’s assets; (iv) operating with an inadequate loan valuation reserve and a large volume of poor loan quality loans; (v) operating in such a manner as to produce operating losses; (vi) operating with inadequate provision for liquidity; and (vii) operating in violation of certain laws and/or regulations.
The Order further requires the Bank to take certain corrective measure to ensure safe and sound banking practices, and compliance with federal and state laws and regulations in the future. Among other provisions, the Order requires the Bank to maintain above-normal capital levels; specifically, the Bank must maintain a Tier 1 leverage ratio of at least 10% not later than May 9, 2009. The Bank must also develop and adopt a plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank, including a total risk-based capital ratio of at least 10%. In addition to bolstering its capital, the Order requires that the Bank retain qualified management and must notify the FDIC and the DFCS in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. Under the corrective program the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives for the supervision of all the Bank’s activities.
The Order further requires the Bank to eliminate certain classified assets and must develop a plan for the reduction, collection and/or disposition of delinquent loans, as well as reducing loans to borrowers in the troubled commercial real estate market sector. The Order also requires the Bank to develop a written three-year strategic plan and a plan to preserve liquidity.
The Bank is required to implement these measures under strict time frames, some of which have expired. We can offer no assurance that the Bank will be able to implement such measures in the time frame provided, or at all. Failure to implement the measure in the time frame provided, or at all, could result in additional orders or penalties from the FDIC and the DFCS, which could include further restrictions on the Bank’s business, assessment of civil money penalties on the Bank, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors, and/or the liquidation or other closure of the Bank.
In addition, management will be required to devote a great deal of time to the implementation of these measures. This pressure on management resources may result in unforeseen operating difficulties or expenditures.

We are not in compliance with certain provisions of our regulatory order.
The Order to which the Bank is subject requires, among other obligations described elsewhere in this report, that we increase our regulatory capital and reduce our troubled assets. Our obligation to increase regulatory capital was subject to a deadline of May 9, 2009. As of the date of this report, we had been unable to raise capital or achieve this goal by other means. As of June 30, 2009 our Tier 1 risk based capital ratio was 5.15%, whereas the Order required the Bank to reach and maintain at least 6%; our Tier 1 leverage capital ratio was 4.16%, whereas the Order required the Bank to reach and maintain at least 10%; and our total risk-based capital ratio was 6.41% compared to the 10% required to meet applicable “prompt corrective action” standards under applicable banking regulations. We do not anticipate being able to raise additional capital in the foreseeable future given the present condition of financial markets.
Further, the Order requires us to reduce the percentage of our assets classified as substandard or doubtful, and to take certain other measures to improve credit quality. As of February 8, 2009, the date on which the Order was entered, our total assets were $1,090.78 million and our non-performing assets were $106.04 million. As of June 30, 2009 our total assets were $1,067.93 million and our non-performing assets were $111.30 million. While the Order does not impose an objective standard for compliance with our obligation to improve asset quality, a continuing decline in collectability of our loans, a continuing decline in collateral values, or both, will require that we recognize additional provision expense in order to maintain an adequate loan loss reserve, and continuing or increasing provision expense will indirectly reduce our capital.
The Bank’s capital may not be sufficient to support the risk inherent in its loan portfolio.
Since June 30, 2008, we have incurred an aggregate net operating loss of $57.55 million, which has had the effect of reducing our total stockholder equity from $102.24 million to $45.04 million (measured as of June 30, 2009). As of June 30, 2009, we were “under capitalized” by regulatory definition. This designation affects us in a variety of ways, including our eligibility to obtain a streamlined review process for acquisition proposals as well as our ability to accept brokered deposits without the prior approval of the FDIC, our ability to make capital distributions, and our ability to grow. More importantly, we maintain capital as a means to serve as a “cushion” against the risk of operating losses and, under ordinary circumstances, to grow our business. As we incur operating losses, which has occurred in each of the past four fiscal quarters, we necessarily reduce our capital, which diminishes our ability to withstand future losses. The same is true of Columbia’s sole operating subsidiary, Columbia River Bank, whose operations, assets and liabilities represent substantially all of Columbia’s operations, assets and liabilities. Bank regulators focus closely upon certain aspects of capital and risk profile, and in the event the regulators determine that a bank has inadequate capital to support the risk inherent in its asset and liability profile, the regulators may seize the bank. Because the Bank is the only material asset of Columbia Bancorp, a seizure of the Bank would render Columbia Bancorp insolvent and would render investments in the Company substantially worthless.
We may not be able to improve our asset quality.
One of the most critical aspects of our continued viability is our undertaking to improve our asset quality. In addition to being required by our cease-and-desist order to develop a plan to identify and collect or dispose of delinquent loans, we must meet capital and liquidity requirements that are imposed by the Order and by generally applicable banking laws and regulations, as well as those dictated by prudent business practices. During the second quarter of 2009 we recognized additional loan loss provision expense of $14.40 million, compared to $9.70 million in the first quarter of 2009, $9.00 million in the fourth quarter of 2008, $25.40 million during the third quarter of 2008 and $5.65 million during the second quarter of 2008. The aggregate provision expense over the past five quarters has totaled $64.15 million, which has had a substantial adverse effect on our capital and makes it more difficult for us to withstand a continuing or exacerbated downturn in our markets. As our single most substantial expense item in recent periods, it also directly impacts our ability to meet the terms of the Order. If we experience continuing declines in asset quality, we will suffer corresponding adverse effects on our financial condition and results of operations, and we will face additional challenges in satisfying the terms of the Order. We are operating under certain regulatory restrictions that may further impair our revenues, financial condition, and results of operations.

Failure to meet capital requirements imposed by certain regulatory restrictions may have a material adverse effect on our financial conditions, liquidity and results of operations.
We are subject to regulatory capital guidelines, which are used to evaluate our capital adequacy based primarily on the regulatory weighting for credit risk associated with certain balance sheet assets and certain off-balance sheet exposures such as unfunded loan commitments and letters of credit. To be “adequately capitalized” we must have a Tier 1 capital ratio of at least 4%, a combined Tier 1 and Tier 2 risk-based capital ratio of at least 8%, and a leverage ratio of at least 4%. Generally, to be “well-capitalized” a bank must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. As of June 30, 2009, we were deemed “under capitalized” by regulatory definition. However, pursuant to the Order, we must maintain above-normal capital levels; specifically, the Bank must maintain a Tier 1 leverage ratio of at least 10% not later than May 9, 2009. The Bank must also develop and adopt a plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank, including a total risk-based capital ratio of at least 10%. Our inability to meet these capital and other regulatory requirements may have a material adverse effect on our financial condition, liquidity, and results of operations.
Federal banking regulators are required to take prompt corrective action if an insured depository institution fails to satisfy certain minimum capital requirements, including a leverage limit, a risk-based capital requirement, and any other measure of capital deemed appropriate by the federal banking regulator for measuring the capital adequacy of an insured depository institution. Our inability to meet the required capital ratios would result in numerous mandatory supervisory actions and additional regulatory restrictions, including restrictions on our ability to make capital distributions, our ability to grow, and our ability to raise deposits (particularly in the wholesale market), and could negatively impact the manner in which we are regulated by state and federal banking regulators.
Liquidity risk may impair our ability to fund operations and may have a material adverse effect on our financial condition and results of operations.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. These factors include a decrease in the level of our business activity as a result of the downturn in the Washington or Oregon markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. As of June 30, 2009 our primary sources for liquidity are from retail deposits and available borrowings at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Board (“FRB”).
Our liquidity may be impaired due to sharp declines in retail deposit balances or inability to access wholesale liability sources.
Liquidity measures our ability to meet loan demand and deposit withdrawals and to service liabilities as they come due. Our liquidity is primarily dependent on retail deposits gathered from our branch network and wholesale liability sources. During 2007 and the first three quarters of 2008, retail deposit growth slowed due to the general economic downturn and competition from other financial institutions. As a result, during 2008 we relied on wholesale liabilities for liquidity management. Wholesale liability sources include correspondent banks, the FHLB, deposit brokers and other institutional depositors. This could force us to borrow heavily from the FHLB and FRB, or if more pronounced, may require us to seek protection from the FDIC. If we are unable to meet minimum capital requirements, FRB or FHLB could restrict or limit our access to secured borrowings. Such actions could have the effect of reducing secured borrowing capacity. Further reduction in our liquidity could have a material adverse effect on our financial condition and results of operations.

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
There is a risk that our customers will be unable to repay their loans in a timely fashion and that collateral securing the payment of loans may be insufficient to ensure timely repayment. Borrowers’ inability to timely repay their loans could erode the Bank’s earnings and capital. Our allowance for loan losses represents our best estimate of probable losses inherent in our loan portfolio. Estimation of the allowance requires us to make various assumptions and judgments about the collectability of loans in our portfolio. These assumptions and judgments include historical loan loss experience, current credit profiles of our borrowers, adverse situations that have occurred that may affect a borrower’s ability to meet his financial obligations, the estimated value of underlying collateral and general economic conditions. Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. The amount of future loan losses is susceptible to changes in economic, operating, and other conditions that may be beyond our control. Because our assumptions and judgments may not adequately predict future loan losses, actual loan losses may be significantly higher than provided for in the allowance. In these cases, we would be required to recognize higher provisions for loan losses, which would decrease our net income and have a material negative effect on our financial condition and results of operations.
Regulators may require us to recognize additional loan losses based on their examination and review of our business.
Representatives of the FRB, the FDIC, and the DFCS, our principal regulators, have publicly expressed concerns about the banking industry’s lending practices and have particularly noted concerns about real estate-secured lending. Further, state and federal regulatory agencies, as an integral part of their examination process, review our loans and our allowance for loan losses. As a result of examination, we might be required to recognize additional provisions for loan losses or charge-off selected loans. Any additional provision for loan losses or charge-off of loans may have a material adverse effect on our results of operations and financial condition.

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
In the last half of 2008 and the first half of 2009, we experienced significant increases in non-performing assets relating to our real estate lending, primarily in residential sub-division projects. We could see an increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. If these effects continue or become more pronounced, loan losses may increase more than we expect, which may have a material adverse effect on our results of operations and financial condition.
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
Because of the differences in maturities and re-pricing characteristics of our interest earning assets and interest bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest earning assets and interest paid on interest bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our net interest income and, in turn, our profitability. In addition, loan volumes are affected by market interest rates on loans. Interest rates also affect how much money we can lend. When interest rates rise, the cost of borrowing increases, accordingly, changes in market interest rates could materially and adversely affect our net interest income, asset quality, and loan origination volume, which may have a material adverse effect on our results of operations and financial condition.
If conditions in non-real estate sectors of the economy worsen, we may experience an increase in loan delinquencies and losses in other parts of our portfolio.
During 2008 and 2009, loan losses have been centered in real estate construction and development loans. Ongoing weakness in the residential real estate market or other unexpected events may cause other areas of the economy to falter. In particular, the effects of higher unemployment, declining consumer confidence and difficulties in other non-real estate sectors of the economy may stress other parts of our loan portfolio not currently experiencing problems. This may result in a higher level of non-accrual loans and loan losses in these parts of the portfolio, which may have a material adverse effect on our results of operations and financial condition.

We may be adversely affected by the FDIC’s recently announced temporary liquidity guarantee program.
Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15%, the statutory minimum. The FDIC has executed a plan to uniformly increase insurance assessments by 5 basis points of total assets (annualized) and to change the deposit insurance assessment system by requiring riskier institutions to pay a larger share. An increase in premium assessments has increased our expenses and is expected to continue to be elevated.
The Emergency Economic Stabilization Act of 2008 included a provision for an increase in the amount of deposits insured by the FDIC to $250,000. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program that provides unlimited deposit insurance on funds in non-interest bearing and interest bearing earning less than 0.50% interest transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a 10 basis point surcharge on the additional insured deposits. The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin. The Federal Reserve Bank has been providing vast amounts of liquidity into the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations. An increase in the Bank’s funding costs or a reduction in the availability of funds from the Federal Reserve may have a material adverse effect on our results of operations and financial condition.
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
Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to ensure adequate compliance. The effect of laws and regulations may have a material adverse effect on our business, financial condition and results of operations.
The weakened housing market may result in a decline in fair value of Other Real Estate Owned (“OREO”).
In recent months we have foreclosed on certain real estate development loans and have taken possession of several residential subdivision properties. OREO is initially recorded at its estimated fair value less costs to sell. Because of the weak housing market and declining land values, we may incur losses to write-down OREO to new fair values or losses from the final sale of properties. Moreover, our ability to sell OREO properties is affected by public perception that banks are inclined to accept large discounts from market value to quickly liquidate properties. Write-downs on OREO or an inability to sell OREO properties will have a material adverse effect on our results of operations and financial condition.

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
Substantially all of our business is derived from a twelve—county area in northern and central Oregon and southern and central Washington. The communities we serve typically have population bases of 20,000 to 250,000, and have traditionally created employment opportunities in the areas of agriculture, timber, electrical power generation, light manufacturing, construction and transportation. While we have built our expansion strategy around these growing and diverse geographic markets, our business is and will remain sensitive to economic factors that relate to these industries and local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in regions we serve, may have a more pronounced effect upon our business than they might on an institution that is more geographically diversified. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations may have a material adverse effect on our results of operation and financial condition.

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
We are a client-focused and relationship-driven organization. We expect our future success to be driven in large part by the relationships maintained with our clients by our executives and senior lending officers. We have entered into employment agreements with several members of senior management. The existence of such agreements, however, does not necessarily ensure that we will be able to continue to retain their services. The unexpected loss of key employees may have a material adverse effect on our business, results of operations and financial condition.
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
The market for financial services, including banking services and consumer finance services is increasingly affected by advances in technology, including developments in telecommunications, data processing, computers, automation, and internet-based banking. Our ability to compete successfully in our markets may depend on the extent to which we are able to exploit such technological changes. Our inability to afford such technologies, properly or timely anticipate or implement such technologies, or properly train our staff to use such technologies, may have a material adverse effect on our business, results of operations, and financial condition.
FDIC closure of local banks and related publicity could create a liquidity risk.
Due to the economic conditions facing the nation and the banking industry, the number of bank failures has dramatically increased starting in late 2008 and will likely continue to increase throughout 2009. The publicity surrounding these failures could result in a run on the deposits of other banks located in the same communities or market areas which would adversely affect the liquidity profile of such banks.

The failure of the FHLB or the national Federal Home Loan Bank System may have a material negative impact on our earnings and liquidity.
Recently, the FHLB of Seattle announced that it did not meet minimum regulatory capital requirements for the quarter ended December 31, 2008, due to the deterioration in the market value of their mortgage-backed securities portfolio. As a result, the FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of Seattle could require its members, including the Bank, to contribute additional capital to return the FHLB of Seattle to compliance with capital guidelines.
As of June 30, 2009, we held $3.05 million of common stock in the FHLB of Seattle. If the FHLB of Seattle fails, our investment in the FHLB’s common stock may be “other-than-temporarily” impaired and may have no value.
As of June 30, 2009, we held $1.97 million of cash on deposit with the FHLB of Seattle. At that date, all other cash and cash equivalents were held on deposit at the Federal Reserve Bank of San Francisco, or on hand in branch office vaults.
As of June 30, 2009, we maintained a line of credit with the FHLB of Seattle totaling $58.20 million, which is available to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. As of June 30, 2009, we were in compliance with collateral requirements and $34.78 million of the line of credit was available for additional borrowings. We are highly dependent on the FHLB of Seattle to provide a primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair our ability to meet short and long term liquidity demands.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased	Remaining to be
	Shares	Average Price	as Part of Publicly	Purchased Under
	Purchased(1)	Paid per Share	Announced Plans	the Plans

April 2009	—	$—	—	$—
May 2009	786	0.85	—	—
June 2009	—	—	—	—

Three months ended June 30, 2009	786	$0.85	—	$—

(1)	Purchase of shares was pursuant to 2009 vesting of stock awards to satsify employee payroll tax obligations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) Columbia Bancorp’s 2009 Annual Meeting of Shareholders was held on April 23, 2009, in The Dalles, Oregon.
(b) The following matters were voted on and passed at the Annual Meeting:
     Election of directors. Votes were as follows:

	Number of Votes		% Voting
	Yes	Withheld	by Proposal

Richard E. Betz	8,335,758	232,486	97.29%
Dennis L. Carver	8,137,389	430,855	94.97
James J. Doran	8,326,606	241,639	97.18
Jean S. McKinney	8,179,555	388,689	95.46
Donald T. Mitchell	8,130,535	437,709	94.89
Dr. Frank K. Toda	8,381,125	187,120	97.82
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibits
3.1.1	Articles of Incorporation of Columbia Bancorp (Incorporated herein by reference to Exhibit 3(i) to Columbia’s Form 10-Q for the period ended June 30, 1999).
3.1.2	Bylaws of Columbia Bancorp (Incorporated herein by reference to Exhibit 3.1.2 to Columbia’s Form 10-K for the year ended December 31, 2007).
10.1
Agreement between Columbia Bancorp and the Federal Deposit Insurance Corporation and the Oregon Department of Consumer and Business Services, Order to Cease and Desist effective February 9, 2009. (Incorporated herein by reference to Exhibit 10.1 to Columbia’s Form 10-Q for the quarter ended March 31, 2009).

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

COLUMBIA BANCORP
Dated: August 7, 2009	/s/ Terry Cochran
Terry L. Cochran
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2009	/s/ Staci L. Coburn
Staci L. Coburn
Chief Financial Officer (Principal Financial and Accounting Officer)