Form 10-Q
period 2009-09-30
COLUMBIA BANCORP \OR\
filed 2009-11-16
CIK 1010002

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 16, 2009, there were 10,062,545 shares of common stock of Columbia Bancorp, no par value, outstanding.

COLUMBIA BANCORP
FORM 10-Q
September 30, 2009

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
CONSOLIDATED FINANCIAL STATEMENTS OF COLUMBIA BANCORP AND SUBSIDIARY
COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
CASH AND CASH EQUIVALENTS
Cash and due from banks	$9,828,004	$39,245,220
Interest bearing deposits with other banks	223,156,429	25,742,260
Federal funds sold	325,714	117,491,560

Total cash and cash equivalents	233,310,147	182,479,040

INVESTMENT SECURITIES
Debt securities available-for-sale, at fair value	28,275,031	19,218,096
Equity securities available-for-sale, at fair value	1,762,083	1,673,409
Debt securities held-to-maturity, at amortized cost, estimated fair value $5,411,625 and $8,284,350 at September 30, 2009 and December 31, 2008, respectively	5,219,687	8,130,397
Restricted equity securities	3,054,500	3,054,500

Total investment securities	38,311,301	32,076,402

LOANS
Loans, net of unearned loan fees of $583,018 and $562,175 at September 30, 2009 and December 31, 2008, respectively	735,630,170	863,441,864
Allowance for loan losses	(19,606,951)	(24,492,350)

Net loans	716,023,219	838,949,514

OTHER ASSETS
Property and equipment, net of accumulated depreciation	21,541,977	23,627,864
Other real estate owned	15,245,699	9,622,472
Accrued interest receivable	5,373,785	4,843,767
Other assets	27,911,178	30,694,506

Total other assets	70,072,639	68,788,609

TOTAL ASSETS	$1,057,717,306	$1,122,293,565

LIABILITIES AND SHAREHOLDERS’ EQUITY
DEPOSITS
Non-interest bearing demand deposits	$198,306,869	$215,922,354
Money market and NOW accounts	290,123,366	271,244,206
Savings accounts	30,758,900	30,873,113
Time certificates	490,802,135	486,156,648

Total deposits	1,009,991,270	1,004,196,321

OTHER LIABILITIES
Federal Home Loan Bank advances and other short-term borrowings	18,400,406	36,612,730
Accrued interest payable and other liabilities	6,095,218	6,435,889

Total other liabilities	24,495,624	43,048,619

TOTAL LIABILITIES	1,034,486,894	1,047,244,940

SHAREHOLDERS’ EQUITY
Common stock, no par value; 20,000,000 shares authorized, 10,062,585 issued and outstanding (10,067,347 at December 31, 2008)	55,740,050	55,698,975
(Accumulated deficit)/retained earnings	(32,848,577)	19,242,169
Accumulated other comprehensive income, net of taxes	338,939	107,481

TOTAL SHAREHOLDERS’ EQUITY	23,230,412	75,048,625

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,057,717,306	$1,122,293,565

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Nine Month Ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Interest and fees on loans	$11,443,252	$15,522,487	$35,753,361	$49,379,539
Interest on investments:
Taxable investment securities	249,753	160,841	660,078	674,588
Nontaxable investment securities	45,040	97,314	181,176	298,463
Interest on federal funds sold	1,257	242,564	72,395	558,416
Other interest and dividend income	101,173	156,160	167,343	423,444

Total interest income	11,840,475	16,179,366	36,834,353	51,334,450

INTEREST EXPENSE
Interest on interest bearing deposit and savings accounts	956,378	1,524,073	3,244,872	5,006,696
Interest on time deposit accounts	3,977,347	4,048,067	12,879,900	11,714,082
Other borrowed funds	140,442	416,844	538,815	850,173

Total interest expense	5,074,167	5,988,984	16,663,587	17,570,951

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES	6,766,308	10,190,382	20,170,766	33,763,499
PROVISION FOR LOAN LOSSES	20,250,000	25,400,000	44,350,000	34,100,000

NET INTEREST LOSS AFTER PROVISION FOR LOAN LOSSES	(13,483,692)	(15,209,618)	(24,179,234)	(336,501)

NON-INTEREST INCOME
Service charges and fees	1,255,034	1,309,748	3,701,430	3,663,437
Mortgage banking revenue	—	835,958	—	2,930,351
Payment system revenue, net	317,731	(20,450)	849,661	249,276
Financial services revenue	235,882	278,835	636,182	840,535
Credit card discounts and fees	—	174,979	90,675	474,518
Gain on sale of credit card portfolio	—	1,233,844	—	1,233,844
Other non-interest income	205,733	224,616	1,075,257	984,659

Total non-interest income	2,014,380	4,037,530	6,353,205	10,376,620

NON-INTEREST EXPENSE
Salaries and employee benefits	4,202,763	5,549,086	12,936,089	16,347,507
FDIC premiums and state assessments	1,322,930	206,235	4,663,753	568,492
Occupancy expense	1,521,797	1,381,330	4,614,564	3,998,945
Other real estate owned impairment and (gain)/loss on sale, net	803,035	1,973,325	1,331,352	1,927,256
Other non-interest expenses	2,588,015	3,083,074	8,202,254	9,369,782

Total non-interest expense	10,438,540	12,193,050	31,748,012	32,211,982

LOSS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(21,907,852)	(23,365,138)	(49,574,041)	(22,171,863)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	—	(9,274,000)	2,516,705	(9,094,173)

NET LOSS	(21,907,852)	(14,091,138)	(52,090,746)	(13,077,690)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
Unrealized holding gains (losses) arising during the period	203,367	32,273	232,526	(66,399)
Reclassification adjustment for gains included in net loss	—	(9,797)	(1,068)	(11,131)
Decrease in fair value of interest rate swap	—	—	—	(12,739)

Total other comprehensive income (loss), net of taxes	203,367	22,476	231,458	(90,269)

COMPREHENSIVE LOSS	$(21,704,485)	$(14,068,662)	$(51,859,288)	$(13,167,959)

Loss per share of common stock
Basic
Diluted	$(2.18)	$(1.41)	$(5.18)	$(1.31)
Weighted average common shares outstanding	$(2.18)	$(1.41)	$(5.18)	$(1.31)
Basic
Diluted	10,062,696	10,024,085	10,052,514	10,018,590
	10,062,696	10,024,085	10,052,514	10,018,590
See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

			(Accumulated	Accumulated
			Deficit) /	Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income	Equity
BALANCE, December 31, 2007	10,043,572	$55,393,110	$46,764,304	$80,418	$102,237,832

Cumulative effect of change in accounting principle — split-dollar life insurance benefit	—	—	(59,094)	—	(59,094)
Stock-based compensation expense	—	344,801	—	—	344,801
Stock options exercised and stock awards granted	27,985	63,676	—	—	63,676
Income tax effect from stock options exercised	—	1,563	—	—	1,563
Income tax adjustment for stock awards	—	(67,180)	—	—	(67,180)
Repurchase of common stock	(4,210)	(36,995)	—	—	(36,995)
Cash dividends, $0.11 per common share	—	—	(1,105,092)	—	(1,105,092)
Net (loss) and comprehensive loss	—	—	(26,357,949)	27,063	(26,330,886)

BALANCE, December 31, 2008	10,067,347	55,698,975	19,242,169	107,481	75,048,625

Stock-based compensation expense	—	104,663	—	—	104,663
Stock awards forfeited	(6,020)	(6,703)	—	—	(6,703)
Stock awards granted	2,500	—	—	—	—
Income tax adjustment for stock awards	—	(55,545)	—	—	(55,545)
Repurchase of common stock	(1,242)	(1,340)	—	—	(1,340)
Net (loss) and comprehensive loss	—	—	(52,090,746)	231,458	(51,859,288)

BALANCE, September 30, 2009	10,062,585	$55,740,050	$(32,848,577)	$338,939	$23,230,412

See accompanying notes.

COLUMBIA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,090,746)	$(13,077,690)
Adjustments to reconcile net loss to net cash from operating activities:
Net amortization (accretion) of discounts and premiums on investment securities	451,405	(22,792)
Net gain on called investment securities	(1,747)	(17,711)
Gain on sale of credit card portfolio	—	(1,233,844)
Loss on sale of mortgage loans	—	789,177
Depreciation and amortization of property and equipment	2,313,137	2,103,781
Loss on sale or write-down of property and equipment	120,005	4,771
Loss on sale or write-down of other real estate owned	1,331,352	1,927,256
Loss on limited partnerships	192,563	170,419
Stock-based compensation expense	97,960	324,205
Income tax benefit from stock-based compensation expense	—	(1,563)
Provision for loan losses	44,350,000	34,100,000
(Benefit from) provision for losses from off-balance sheet financial instruments	(126,000)	133,000
Increase (decrease) in cash due to changes in assets/liabilities:
Accrued interest receivable	(530,018)	(495,543)
Proceeds from the sale of mortgage loans held-for-sale	—	117,312,244
Production of mortgage loans held-for-sale	—	(111,711,979)
Other assets	2,657,869	(7,069,001)
Accrued interest payable and other liabilities	(335,958)	(5,474,845)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,570,178)	17,759,885

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturity of available-for-sale securities	16,825,383	9,056,925
Proceeds from called available-for-sale securities	2,000,000	2,268,087
Proceeds from sale of available-for-sale securities	—	3,015,587
Proceeds from maturity of held-to-maturity securities	593,796	960,993
Proceeds from called held-to-maturity securities	2,315,000	—
Purchases of available-for-sale securities	(28,039,918)	(5,542,567)
Purchases of restricted equity securities	—	(615,400)
Net change in loans made to customers	67,545,402	(89,644,623)
Proceeds from sale of loans	—	7,772,738
Capital contributions to low-income housing partnerships	(148,722)	(143,949)
Investment in state energy tax credits	—	(1,431,069)
Proceeds from sale of other real estate owned	4,076,314	403,800
Purchases of property and equipment	(347,255)	(4,656,692)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	64,820,000	(78,556,170)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in demand deposit and savings accounts	1,149,462	(19,410,593)
Net change in time deposits	4,645,487	111,587,006
Net borrowings of short-term notes payable	—	(850,000)
Proceeds from long-term borrowings	—	40,000,000
Repayments of long-term borrowings	(18,212,324)	(5,018,053)
Repayment of junior subordinated debentures	—	(4,124,000)
Cash paid for dividends and fractional shares	—	(2,110,877)
Proceeds from stock options exercised	—	44,024
Excess tax benefit from stock-based compensation expense	—	1,563
Repurchase of common stock	(1,340)	(14,455)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(12,418,715)	120,104,615

NET INCREASE IN CASH AND CASH EQUIVALENTS	50,831,107	59,308,330
CASH AND CASH EQUIVALENTS, beginning of period	182,479,040	92,223,800

CASH AND CASH EQUIVALENTS, end of period	$233,310,147	$151,532,130

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in cash	$17,130,579	$18,056,953
Taxes paid in cash	—	2,200,000

SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Change in unrealized loss on available-for-sale securities, net of taxes	$231,458	$(77,530)
Change in fair value of interest rate swap, net of taxes	—	(12,739)
Transfer of loans to other real estate owned	11,030,893	7,047,571
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
The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Columbia has traditionally only provided a complete financial statement on an annual basis, in Form 10-K. The financial information included in this interim report has been prepared by management. Columbia’s annual report contains audited financial statements. All adjustments, including normal recurring accruals necessary for the fair presentation of results of operations for the interim periods included herein, have been made. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of results to be anticipated for the year ending December 31, 2009.
Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the current year presentations. These reclassifications have no effect on previously reported net income (loss).
In preparing these financial statements, Columbia has evaluated events and transactions for potential recognition or disclosure through November 16, 2009, the date the financial statements were available to be issued. In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.
2. Management’s Estimates and Assumptions
Various elements of Columbia’s accounting policies are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. In particular, management has identified certain policies that are critical to an understanding of the consolidated financial statements due to the judgments, estimates and assumptions inherent in those policies. These policies and judgments, estimates and assumptions are described in greater detail in the notes to the consolidated financial statements included in Columbia’s 2008 annual report on Form 10-K, filed March 26, 2009.
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
Material provisions of the Order were as follows:
•	Retain qualified management and notify FDIC in writing when the Bank proposes to add any individual to its board of directors or to employ any new senior executive officer.

•	Increase capital and maintain Tier 1 leverage ratio and total risk-based capital ratio of 10%.

•	Increase allowance for loan losses by $25 million (recognized in quarter ended September 30, 2008).

•	Adapt policy for estimating allowance for loan loss policy to address current state of local and regional economy, particularly in the real estate sector.

•	Eliminate all loans classified as “loss” and one-half of loans classified as “substandard” as of September 2008 exam date; reduce “substandard” and “doubtful” loans to 75% of capital.

•	Not extend additional credit to borrowers whose loans have been charged-off or classified as “loss” and is uncollected.

•	Develop written plan for reduction and collection of delinquent loans.

•	Develop written plan for systematically reducing commercial real estate loans.

•	Develop written three year strategic plan, including specific goals for loans, deposits and investment securities.

•	Formulate and implement a written profit plan to improve and sustain earnings.

•	Enhance written liquidity and funds management policy, including provisions to reduce reliance on non-core funding sources.

•	Develop policies and plans for maintaining liquid assets at 15% of total assets, including ongoing monitoring of liquidity.

•	Submit quarterly progress reports to FDIC and DFCS detailing actions to comply with the Order.
As of September 30, 2009 and through the date of this report, requirements related to increasing the Bank’s Tier 1 leverage ratio and total risk-based capital ratio to 10% have not been met. As of September 30, 2009, the Bank’s Tier 1 leverage ratio was 2.07% and its total risk-based capital ratio was 4.05%, resulting in classification of the Bank as “significantly undercapitalized” by regulatory standards. The required improvement of capital levels is the most significant provision of the Order that has not been complied with to date. Because capital raising in the current economic environment is very limited, it is uncertain whether the Bank will be able to increase its capital to required levels. In addition, due to continued deterioration in the Bank’s asset quality and the resulting impact on capital, reductions to classified loan levels have been insufficient to comply with the provisions of the Order. The Bank believes it has materially complied with the remaining provisions of the Order.
The economic environment in our market areas and the duration of the downturn in the real estate market will continue to have a significant impact on the implementation of the Bank’s business plans. While the Company plans to continue its efforts to aggressively resolve non-performing assets, reduce expenses and improve net interest margin, it is unlikely such efforts will meet the Order’s requirements for capital levels without a significant infusion of capital from a third party. In this regard, the Company is aggressively pursuing and evaluating opportunities to raise capital.

If the Bank’s tangible equity as a percentage of total assets falls below 2.00%, the Bank would be categorized as “critically undercapitalized” for regulatory capital purposes. The classification would subject the Bank to the following limitations: (i) prohibit the Bank from paying any bonus to a senior executive officer or providing compensation to a senior executive officer at a rate exceeding the officer’s average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month in which the Bank became undercapitalized, without prior written approval from the FDIC; (ii) require the FDIC to impose one or more of the following on the Bank: (A) require a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; (B) if grounds exist for the appointment of a receiver or conservator for the Bank, require the Bank to be acquired or merged with another institution; (C) impose additional restrictions on transactions with affiliates beyond the normal restrictions applicable to all banks; (D) restrict interest paid on deposits to prevailing rates in the Bank’s area as determined by the FDIC; (E) impose more stringent growth restrictions than those discussed in the immediately preceding paragraph, or require the Bank to reduce its total assets; (F) require the Bank to alter, reduce or terminate any activities the FDIC determines pose excessive risk to the Bank; (G) order a new election of Bank directors; (H) require the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; (I) require the Bank to employ “qualified” senior executive officers; (J) prohibit the Bank from accepting, renewing or rolling over deposits from correspondent institutions; (K) prohibit the Corporation from making capital distributions without Federal Reserve Board approval; (L) require the Corporation to divest the Bank if the regulators determine that the divestiture would improve the Bank’s financial condition and future prospects; and (M) require the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described in (A)-(L) above; and (iii) requiring prior regulatory approval for material transactions outside the usual course of business, extending credit for a highly leveraged transactions, amending the Bank’s charter or bylaws, making a material change to accounting methods, paying excessive compensate on or bonuses, and paying interest on new or renewed liabilities at a rate that would increase the Bank’s weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank’s normal market areas.
There are no assurances that plans to achieve objectives set forth in the Order will successfully improve the Bank’s results of operation or financial condition or result in the termination of the Order from the FDIC and the DFCS. In addition, failure to increase capital levels consistent with the requirements of the Order could result in further enforcement actions by the FDIC and/or DFCS or the placing of the Bank into conservatorship or receivership. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect the Company’s ability to continue as a going concern.

4. Investment Securities
The amortized cost and estimated fair values of investment securities as of September 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost	Gains	Losses	Value
Debt securities available-for-sale:
Mortgage-backed securities	$13,236,576	$423,315	$—	$13,659,891
State bonds	1,972,235	9,065	—	1,981,300
Obligations of U.S. government agencies	12,500,000	133,840	—	12,633,840

	$27,708,811	$566,220	$—	$28,275,031

Equity securities available-for-sale	$1,772,833	$32,375	$(43,125)	$1,762,083

Debt securities held-to-maturity:
Mortgage-backed securities	$1,191,817	$58,599	$—	$1,250,416
Municipal securities	4,027,870	146,167	(12,828)	4,161,209

	$5,219,687	$204,766	$(12,828)	$5,411,625

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost	Gains	Losses	Value
Debt securities available-for-sale:
U.S. Treasuries	$8,995,450	$—	$—	$8,995,450
Obligations of U.S. government agencies	9,996,379	226,267	—	10,222,646

	$18,991,829	$226,267	$—	$19,218,096

Equity securities available-for-sale	$1,723,766	$—	$(50,357)	$1,673,409

Debt securities held-to-maturity:
Mortgage-backed securities	$1,556,394	$24,959	$—	$1,581,353
Municipal securities	6,574,003	141,921	(12,927)	6,702,997

	$8,130,397	$166,880	$(12,927)	$8,284,350

Restricted equity securities consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Federal Home Loan Bank of Seattle stock	$3,045,100	$3,045,100
Federal Agriculture Mortgage Corporation stock	9,400	9,400

	$3,054,500	$3,054,500

The following table presents the gross unrealized losses and fair value of investment securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, as of September 30, 2009:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Municipal securities	$—	$—	$428,060	$(12,828)	$428,060	$(12,828)
Equity securities	—	—	31,875	(43,125)	31,875	(43,125)

	$—	$—	$459,935	$(55,953)	$459,935	$(55,953)

Fair values are compared to current carrying values to determine whether a security is in a gain or loss position. Due to changes in market interest rates since the purchase date, one municipal debt security was in an unrealized loss position for 12 months or more as of September 30, 2009.
Unrealized losses on the municipal security resulted from interest rate increases subsequent to the purchase of the security. Management monitors published credit ratings of this security and no material adverse ratings changes has occurred in the portfolio from the purchase date to September 30, 2009. As of September 30, 2009, Columbia did not intend to sell the municipal security in an unrealized loss position and based on cash flow projections and forecasts, Columbia believes it is more likely than not that it will not be required to sell said security before recovery of the security to its amortized cost basis. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Columbia has the ability and intent to hold this investment until a market price recovery or to maturity, this security is not considered other-than-temporarily impaired.
Equity securities in an unrealized loss position in excess of 12 months consisted of an investment in common shares of a financial institution. The financial institution is a small, de novo institution in the Pacific Northwest. Unrealized losses on the common stock resulted from a devaluation of trading value of the common stock on the open market, which Management believes is a direct result of the current nation-wide financial crisis. Columbia presently has no intent to sell this security and believes that it is not more likely than not that it will be required to sell the security before market price recovery. This security is not considered other-than-temporarily impaired.
There were no gross realized gains from the sale or call of investment securities for the three months ended September 30, 2009. Gross realized gains from the sale or call of investment securities were $15,587 for the three months ended September 30, 2008. There were no gross realized losses from the sale or call of investment securities for the three months ended September 30, 2009 and 2008. Gross realized gains from the sale or call of investment securities were $4,065 and $18,087, respectively, for the nine months ended September 30, 2009 and 2008, respectively. Gross realized losses from the sale or call of investment securities were $2,318 and $376, respectively, for the nine months ended September 30, 2009 and 2008.

The amortized cost and estimated fair value of investment securities as of September 30, 2009, by contractual maturity, are presented below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available-for-Sale		Held-to-Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$10,934,436	$11,282,296	$1,121,012	$1,142,871
Due in one year through five years	4,302,140	4,397,595	3,521,231	3,694,046
Due in five years through ten years	10,500,000	10,613,840	564,029	559,885
Due after ten years	1,972,235	1,981,300	13,415	14,823

Debt securities	27,708,811	28,275,031	5,219,687	5,411,625
Equity securities	1,772,833	1,762,083	—	—

	$29,481,644	$30,037,114	$5,219,687	$5,411,625

For the purpose of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. Mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.
As of September 30, 2009 and December 31, 2008, investment securities with an amortized cost of $21.43 million and $26.53 million, respectively, were pledged to secure notes payable at the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank and public or other deposits, as required by law. As of September 30, 2009, the Bank held $3.05 million of common stock in the FHLB. This security is reported at par value, which represents the Bank’s cost. The FHLB has reported a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator. As a result, the FHLB has stopped paying a dividend and stated that it would suspend the repurchase and redemption of outstanding common stock until its retained earnings deficiency was reclaimed. The Bank monitors this issue on a consistent basis.
The FHLB has communicated to the Bank that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market and credit risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Bank has not recorded an other-than-temporary impairment on its investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities, or the requirement that the Bank contribute additional funds to recapitalize the FHLB, or reduce the Bank’s ability to borrow funds from the FHLB, which may impair the Bank’s ability to meet liquidity demands.
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

The loan portfolio consisted of the following as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Real estate secured loans:
Commercial property	$238,086,240	$250,888,198
Farmland	46,162,503	65,474,029
Construction	181,553,408	253,682,700
Residential	40,153,564	44,208,284
Home equity lines	25,893,702	29,230,366

	531,849,417	643,483,577

Commercial	109,509,961	127,597,505
Agriculture	77,178,209	74,630,411
Consumer	13,556,200	14,414,445
Other loans	4,119,401	3,878,101

	736,213,188	864,004,039

Less allowance for loan losses	(19,606,951)	(24,492,350)
Less unearned loan fees	(583,018)	(562,175)

Loans, net of allowance for loan losses and unearned loan fees	$716,023,219	$838,949,514

The Bank does not accrue interest on loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. As of September 30, 2009, no loans in default 90 days or more were still accruing interest. In certain instances, the Bank may place on non-accrual status loans that are not yet past due 90 days or more, but have risk factors indicating full collection of principal and interest is not expected.
Non-accrual loans for which payment in full of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless in process of collection, are considered impaired loans. Each impaired loan is carried at the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s market price, or the net realizable value of collateral if the loan is collateral-dependent. When a loan is placed on non-accrual status, all unpaid accrued interest is reversed. Cash payments received on non-accrual loans are applied to the principal balance of the loan. Large groups of smaller balance, homogeneous loans may be collectively evaluated for impairment. Accordingly, the Bank may not separately identify individual consumer and residential loans for evaluation of impairment.
Loans on non-accrual status as of September 30, 2009 and December 31, 2008, were $103.22 million and $92.35 million, respectively. Impaired loans as of September 30, 2009 and December 31, 2008, were $107.93 million and $92.41 million, respectively.
The allowance for loan losses represents management’s best estimate of probable losses associated with the Bank’s loan portfolio and deposit account overdrafts. The estimate is based on evaluations of loan collectability and prior loan loss experience. The appropriateness of the recorded allowance is evaluated each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council and United States Generally Accepted Accounting Principles (“GAAP”). In determining the level of the allowance, the Bank estimates losses inherent in all loans and evaluates impaired loans to determine the amount, if any, necessary for a specific reserve. Loans not evaluated for impairment and not requiring a specific allocation are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. The Bank regularly reviews the loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.

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
Increases to the allowance occur when amounts are expensed to the provision for loan losses or when there is a recovery for a loan or overdrafts previously charged-off. Decreases occur when loans are charged-off or for overdrafts that are deemed uncollectible. The Bank determines the appropriateness and amount of these charges by assessing the risk potential in the portfolio on an ongoing basis. Loan charge-offs do not necessarily result in the recognition of additional expense, except in cases where the amount of a loan charge-off exceeds the loss amount previously provided for in the allowance for loan losses and additional provisions are expensed for the difference.
The liability for off-balance-sheet financial instruments represents the Bank’s estimate of probable losses associated with off-balance-sheet financial instruments, which consist of commitments to extend credit, and commercial and standby letters of credit. The liability is included as a component of “Accrued interest payable and other liabilities” on the balance sheet.
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
Changes in the allowance for loan losses were as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
BALANCE, beginning of period	$22,743,182	$17,099,148	$24,492,350	$11,174,199
Provision for loan losses	20,250,000	25,400,000	44,350,000	34,100,000
Loans charged off	(23,499,936)	(21,423,938)	(49,618,820)	(24,368,275)
Loan recoveries	113,705	71,181	383,421	240,467
Adjustment for credit card sales	—	(219,416)	—	(219,416)

BALANCE, end of period	$19,606,951	$20,926,975	$19,606,951	$20,926,975

6. Other Real Estate Owned
Other real estate owned (“OREO”) represents property acquired through foreclosure or deeds in lieu of foreclosure and is carried at the lower of cost or estimated net realizable value. Net realizable value is determined based on real estate appraisals less estimated selling costs. When property is acquired, any excess of the loan balance over its estimated net realizable value is charged to the allowance for loan losses. Subsequent write-downs to the net realizable value, if any, or any disposition gains or losses are recognized in current earnings. As of September 30, 2009 and December 31, 2008, OREO totaled $15.25 million and $9.62 million, respectively.

7. Federal Funds Purchased and Federal Home Loan Bank Advances
The Bank does not maintain any federal funds lines of credit, presently or, as of September 30, 2009.
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Seattle and has entered into credit arrangements with the FHLB under which authorized borrowings are collateralized by the Bank’s FHLB stock as well as loans or other instruments which may be pledged. Interest rates on outstanding borrowings range from 2.72% to 5.48%. As of September 30, 2009, maximum available FHLB borrowings were $41.12 million, of which $22.72 million was available based on outstanding borrowings and collateral balances.
FHLB borrowings outstanding as of September 30, 2009 and December 31, 2008 were as follows:

September 30, 2009			December 31, 2008
		Weighted-			Weighted-
	Maturity	Average		Maturity	Average
Amount	Year	Interest Rate	Amount	Year	Interest Rate
$—	2009	—%	$18,151,613	2009	2.94%
18,000,000	2010	2.80%	18,000,000	2010	2.80%
400,406	2013	5.47%	461,117	2013	5.47%

$18,400,406		2.86%	$36,612,730		2.91%

The Bank has a secured credit arrangement with the Federal Reserve Bank of San Francisco (“FRB”) under which authorized borrowings are collateralized by loans and other instruments which may be pledged. Borrowings outstanding under this agreement bear interest at 1.00% as of September 30, 2009. As of September 30, 2009, there were no outstanding borrowings under this agreement and maximum available borrowings were limited to $63.35 million, based on collateral balances.
8. Loss Per Share
Basic loss per share is computed by dividing net loss available to shareholders by the weighted-average number of common shares outstanding during the period, after giving retroactive effect to stock dividends and splits. Diluted loss per share is computed similar to basic loss per share except the denominator is increased to include the number of additional common shares that would have been outstanding if dilutive potential common shares had been issued, unless the impact is anti-dilutive. Due to Columbia’s year to date net loss position, potentially dilutive common shares under the treasury stock method have been excluded, including un-exercised stock options, totaling 280,599 and 289,325 weighted average shares for the three and nine months ended September 30, 2009, respectively.
9. Income Tax
During the three months ended June 30, 2009, Columbia recorded a deferred tax asset (“DTA”) valuation allowance of $12.00 million. Under GAAP, management is required to assess whether it is more likely than not that some or all of the company’s DTA will not be realized. The asset must be written down to the extent that tax rules may potentially limit the ultimate realization of the DTA (generally through a “carryback” to prior year’s taxable income). While the benefit of the DTA may still be realized in the future, accounting rules limit the extent to which a company may utilize projections of future income to support current DTAs. For the three months ended September 30, 2009, an additional $10.34 million was added to the established valuation allowance for changes in the deferred tax asset position.

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
In November 2009, the U.S. Congress passed, and the President signed into law, a bill that would extend the allowable period of carry-back for net operating losses from two years to five years for losses incurred in either 2008 or 2009 (H.R. 3548). As a result and based on net losses for the nine months ended September 30, 2009, Columbia expects to recognize approximately $5.00 million of income tax benefit during the three months ended December 31, 2009. The tax benefit would be recorded as income thereby increasing capital by an equal amount. The amount of additional benefit will vary based on the final amount of net operating loss for 2009.
10. Fair Value of Financial Instruments and Fair Value Measurements
The following table presents estimates of fair value and the related carrying amounts of Columbia’s financial instruments:

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(dollars in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$233,310	$233,310	$182,479	$182,479
Investment securities available-for-sale	30,037	30,037	20,892	20,892
Investment securities held-to-maturity	5,220	5,412	8,130	8,284
Restricted equity securities	3,055	3,055	3,055	3,055
Loans, net of allowance for loan losses and unearned loan fees	716,023	681,204	838,950	790,467

Financial liabilities:
Demand and savings deposits	$519,189	$519,189	$518,040	$518,040
Time certificates	490,802	497,870	486,157	495,880
FHLB Advances	18,400	18,670	36,613	37,037
GAAP provides the following hierarchy of valuation techniques:

•	Level 1 —	Quoted unadjusted prices in active markets for identical assets or liabilities

•	Level 2 —	Significant observable inputs other than quoted prices in Level 1, such as quoted prices in active markets for similar assets or liabilities, or quoted prices for identical assets or liabilities in markets that are not active

•	Level 3 —	Significant unobservable inputs based on the company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability
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

The following table presents financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value	Level 1	Level 2	Level 3
	September 30, 2009	Inputs	Inputs	Inputs
Debt securities, available-for-sale	$28,275,031	$—	$28,275,031	$—
Equity securities, available-for-sale	1,762,083	1,762,083	—	—

Total assets measured at fair value on recurring basis	$30,037,114	$1,762,083	$28,275,031	$—

The following table presents assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009:

	Fair Value	Level 1	Level 2	Level 3
	September 30, 2009	Inputs	Inputs	Inputs
Other real estate owned	$15,245,699	$—	$—	$15,245,699
Collateral-dependent impaired loans measured at fair value of loans’ collateral	86,805,261	—	—	86,805,261

Total assets measured at fair value on non-recurring basis	$102,050,960	$—	$—	$102,050,960

During the three and nine months ended September 30, 2009, impairments charges of $525,760 and $1.07 million, respectively, were recognized to adjust the carrying value of OREO properties to updated fair values. Specific allowances to adjust collateral-dependent impaired loans to updated fair values totaled $18.46 million and $38.61 million, respectively, for the three and nine months ended September 30, 2009.
As of September 30, 2009, certain impaired loans were not considered totally collateral-dependent because borrowers were still making payments from normal cash flow sources outside of the liquidation of the primary and secondary collateral base. These accounts generally were real estate secured loans where expected cash flow projections reflected an ability to make payments, or borrowers and credits whose circumstances were substantially similar.
The following table reconciles collateral-dependent impaired loans to total impaired loans as of September 30, 2009:

Carrying value of collateral-dependent impaired loans measured at fair value of loans’ collateral	$86,805,261
Fair market value adjustment	4,715,573

Original book value of collateral-dependent loans	91,520,834

Impaired loans carried at historical cost:
Commercial	1,342,083
Real Estate	10,546,845
Agriculture	1,388,945
Other	3,130,885

Total impaired loans	$107,929,592

The following methods and assumptions were used by Columbia in estimating fair values of financial instruments as disclosed herein:
Held-to-maturity and available-for-sale debt securities, equity securities and restricted equity securities — Fair values for investment securities, excluding restricted equity securities, are based on quoted market prices in active markets. If quoted prices are not available, fair value is based on an independent vendor pricing models, which utilizes quoted prices of similar securities, discounted cash flows, market interest rate curves, credit spreads, and estimated pre-payment rates, as applicable. Changes in the fair value of available-for-sale securities are recorded in other comprehensive income. The carrying value of restricted equity securities approximates fair value.
Loans receivable — The carrying value of variable rate loans that re-price frequently and have no significant change in credit risk approximates fair value. Fair values for certain mortgage loans (for example, one-to-four family residential loans) and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. Fair values for fixed-rate commercial real estate and commercial loans are estimated using a present value of future expected cash flow methodology which includes, among other factors, estimated liquidity discounts. The carrying value of impaired loans approximates fair value.
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
Collateral-dependent impaired loans — Collateral-dependent impaired loans are measured at the fair value of the underlying collateral less estimated costs to sell. Collateral values are based on property appraisals and management’s judgment. Adjustments to reflect the fair value of collateral-dependent impaired loans are a component in determining an appropriate allowance for loan losses. As a result, adjustments to the fair value of collateral-dependent impaired loans may result in increases or decreases to the provision for loan losses recorded in current earnings. The associated increase in the allowance for loan losses is reflected in the provision for loan losses in the income statement. Collateral-dependent loans do not necessarily include all non-accrual notes, as certain loans classified as non-accrual notes may have other sources of cash flow excluding the liquidation of collateral. These accounts are typically agricultural credits where projected crop sales and expected cash flow projections reflect an ability to make payments or borrowers whose circumstances were substantially similar.
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
Each of the aforementioned methods and assumptions are unchanged from December 31, 2008 to September 30, 2009.
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
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,”. SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that previously comprised GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the
Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).
In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 —Generally Accepted Accounting Principles” which includes SFAS 168 in its entirety as a transition to the ASC. ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on Columbia’s consolidated financial statements but will change the referencing system for accounting standards. Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.
The FASB issued ASU 2009—05, “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value” in August, 2009 to provide guidance when estimating the fair value of a liability. When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820 such as an income approach or a market approach. If a restriction exists that prevents the transfer of the liability, a separate adjustment related to the restriction is not required when estimating fair value. The ASU was effective October 1, 2009 for Columbia and will have no impact on financial position or operations.
Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on Columbia’s consolidated financial statements.

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
Allowance for Loan Losses
Our allowance for loan losses represents our estimate of probable losses associated with our loan portfolio and deposit account overdrafts as of the reporting date. Management evaluates the amount of our allowance each quarter in a manner consistent with the Interagency Policy Statement issued by the Federal Financial Institutions Examination Council (FFIEC) and with GAAP. In determining the level of the allowance, we estimate losses inherent in all loans and evaluate individual classified and non-performing loans to determine the amount, if any, necessary for a specific reserve. Certain loans have been stress tested for potential impairment whether or not currently performing according to terms; these loans may require a specific allocation based on historical loss rates and other subjective factors, to the extent that impairment is not identified. Loans not evaluated for impairment and not requiring a specific allocation because the loan is determined not to be impaired are subject to a general allocation based on historical loss rates and other subjective factors. An important element in determining the adequacy of the allowance is an analysis of loans by loan risk rating categories. We regularly review our loan portfolio to evaluate the accuracy of risk ratings throughout the life of loans.

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
On loans of either a larger size or troubled industry classification, we also may perform an individual risk analysis on specific performing loans. This individual analysis may include factors such as an updated review of the value of the collateral securing the loan, the geographic location of the loan, the expected or potential cash flows from the borrowers operations, the relative strength and liquidity of the guarantors and the past payment performance on the loan. If existing, collateral appraisals or evaluations are, in our opinion, dated or stale, we will typically obtain new appraisals or evaluations and these new values will be used to evaluate the risk of the loan and resulting provision for loan losses. Furthermore, in cases where the cash flow or liquidity of the borrower has been eliminated or there is an absence of guarantor strength, we may deem the loan to be totally collateral dependent. In such cases, if the analysis of the net realizable value of the loan collateral is determined to be deficient, that deficiency is charged-off.
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
Approximately 72%, or $531.85 million, of our loan portfolio is secured by real estate collateral. Within the total balance of loans secured by real estate, certain loans are designated as construction credits. Of these, $59.10 million is secured by commercial property under construction (office buildings, warehouse, commercial lot pads, etc.) and $122.45 million is secured by residential property under construction (residential subdivisions, 1-4 family dwellings, homes under construction by developers, etc.). We are actively monitoring residential and commercial real estate values in all of our markets. The residential markets have declined significantly in our Central Oregon and Portland-Vancouver metropolitan markets. Some of our more rural eastern Oregon and Washington markets have remained stable or experienced only minor declines. Although commercial real estate markets are also softening, only Central Oregon has demonstrated significant distress at this time. In addition, due to the downturn in national and regional real estate sales, a number of our residential real estate construction and acquisition and development customers have been unable to sell existing inventories in the normal course of business and the repayment of these loans is now solely dependent on the liquidation of the collateral. Many of the loans of this nature were written down to their estimated fair market value less estimated costs to sell, resulting in significant charge-offs during the year ended December 31, 2008 and nine months ended September 30, 2009. For example, during the nine months ended September 30, 2009, we wrote down $32.63 million of residential construction loans based on appraisal declines or other factors. Write downs of commercial construction projects were less significant, totaling $635,750 during the nine months ended September 30, 2009.

Income Taxes
We estimate tax expense based on the amount of taxes we expect to owe various taxing authorities in the current and future periods for transactions arising during the current period. Accrued and/or refundable income tax represents the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes and refundable taxes, we assess the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.
The determination of our ability to fully utilize our deferred tax assets requires significant judgment, the use of estimates and the interpretation of complex tax laws. During the three month period ended June 30, 2009, we determined that it is not, “more likely than not”, that we would be able to fully recognize a portion of our deferred tax assets. That evaluation is unchanged as of September 30, 2009; therefore, we maintained a valuation allowance to reduce our net deferred tax assets to zero.
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
Strategic Initiatives:
A primary business strategy has been a continuing focus on improving credit quality and resolving non-performing assets. During the third quarter of 2009, we were able to resolve eight of our previously reported properties maintained in other real estate owned, totaling approximately $3.43 million. Over half of these properties were located in the Central Oregon region and the majority of the other properties were located in the Portland/Vancouver metro area. In addition, we have executed contracts for the sale of ten additional properties, representing approximately $3.04 million of our recorded other real estate owned, which are expected to close in the fourth quarter of 2009. While we continued to have additional loans progress to foreclosure during the quarter ended September 30, 2009, we were pleased with increased sales activity, a benefit from a second quarter strategic decision to re-align our Special Asset Team and to engage a dedicated real estate broker responsible for coordinating the marketing efforts of our other real estate owned.
To aid our continued momentum in credit resolution, during the quarter ended September 30, 2009, we added three additional senior Special Asset Team members. This brings our total special asset team to a level of 7 officers and 4 support staff. All of these individuals are seasoned experts in working problem credits to maximize the repayment and recovery of funds. In addition, to improve our efficiency while stemming costs, we have engaged in-house legal counsel to aid in these collection and resolution efforts.

As we reduce our concentrations of real estate construction and development loans, we plan to diversify our lending into other loan categories in both the commercial and consumer sectors. We plan to expand our commercial and industrial lending activity, especially in our core market areas, with a focus on asset-based lending and equipment financing. We also plan to put more emphasis on agricultural lending activities, including production and equipment financing. In addition, we plan to expand lending to professional service firms, including medical professionals, accountants and attorneys. Our lending will continue to be directed towards small to medium-sized businesses located within the regions in which we do business. We believe this lending strategy will help return the company to a sustainable level of growth and earnings.
During the three months ended September 30, 2009, our liquidity ratios continued to improve as we were successful in opening 1,320 new retail deposit accounts and maintaining our retail and wholesale deposit balances, while allowing $31.00 million of brokered certificates of deposit to mature without renewal. As of September 30, 2009, the ratio of liquid assets to total assets improved to 22% from 17% and 16% as of June 30, 2009 and December 31, 2008, respectively. As a result of our improved liquidity position, we began a strategic initiative to deploy excess cash balances into investment securities and investment certificates of deposit at correspondent banks purchased through internet-based listing services.
Financial Overview:
The following table presents an overview of our key financial performance indicators:
Key Financial Performance Indicators:
(dollars in thousands except per share data)

	As of and for the			As of and for the
	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
	2009	2008	Change	2009	2008	Change
Return on average assets	-8.15%	-5.01%		-6.55%	1.63%
Return on average equity	-221.61%	-59.62%		-119.81%	-17.47%
Average equity to average assets	3.68%	8.40%		5.47%	9.33%
Net interest margin, tax equivalent basis	2.71%	3.86%		2.71%	4.51%
Efficiency ratio	118.88%	83.42%		119.70%	71.59%

Net loss	$(21,908)	$(14,091)	55%	$(52,091)	$(13,078)	298%
Loss per diluted common share	$(2.18)	$(1.41)	55%	$(5.18)	$(1.31)	295%
Total gross loans (1)				$736,213	$924,181	-20%
Total assets				$1,057,717	$1,150,026	-8%
Deposits				$1,009,991	$1,015,068	-1%
Book value per common share				$2.31	$8.75	-74%
Tangible book value per common share				$2.31	$8.02	-71%

(1)	Includes loan portfolio and loans held-for-sale and excludes allowance for loan losses and unearned loan fees.
The decrease noted in earnings per diluted share for the three and nine months ended September 30, 2009 was primarily due to an increase in the provision for loan losses, the valuation allowance recorded against deferred tax assets, the effect of net interest margin compression and increases in non-interest expenses related to the increase in FDIC premiums.

Significant items as of and for the three months ended September 30, 2009 were as follows:
•	Rebalanced assets and liabilities. As a part of our strategic plan to re-balance our assets and liabilities and focus closely upon our asset quality, gross loans decreased by $127.79 million from December 31, 2008. This decline was accomplished in several ways. First we decided to exit certain market sectors and customer relationships. Secondly, loan totals have dropped due to the migration of troubled loans to other real estate owned (“OREO”). Finally, loans have decreased due to charge-offs against our allowance for loan loss. Gross loans as of September 30, 2009 decreased $63.35 million, or 8%, from June 30, 2009 for the same reasons.

•	Non-performing assets (“NPAs”) of $123.18 million, or 12% of total assets. As of September 30, 2009, non-accrual loans, excluding troubled debt restructures, comprised $103.22 million, or 84%, of NPAs. Troubled debt restructures, which are also on non-accrual status, totaled $4.70 million, or 4%, of NPAs as of September 30, 2009. The remaining balance of NPAs as of September 30, 2009 of $15.25 million, or 12%, was comprised of properties held as OREO. Of the non-accrual loans as of September 30, 2009, $67.95 million, or 66%, of the total are loans secured by real estate construction properties, $8.67 million, or 8%, are loans secured by residential home loans, $9.28 million, or 9%, are loans secured by commercial real estate, $4.53 million, or 4%, are loans secured by agricultural farmland, and the remaining $12.80 million, or 13%, are loans secured by other miscellaneous asset types.

•	Loan loss provision of $20.25 million. Our third quarter 2009 loan loss provision decreased $5.15 million, or 20%, compared to the third quarter of 2008. Loan loss provision for the third quarter of 2009 increased $10.55 million and $5.85 million, respectively, compared to the first and second quarters of 2009. The increases from earlier quarters in 2009 was primarily due to losses related to a large agricultural credit where collateral values had declined, continued losses from other collateral-dependent loans and the application of higher estimated loss rates in our allowance methodology.

•	Repaid $40.96 million of brokered deposits and borrowings. We paid off higher-cost wholesale borrowings and deposits using available liquid assets and retail deposits gathered over the last several months, and have concentrated heavily on maintaining retail deposits. Compared to June 30, 2009, total deposits increased $17.30 million including a $9.10 million increase in non-interest bearing demand deposits and a $6.86 million increase in money market and NOW deposits.

•	Regulatory capital ratios. As of September 30, 2009, Columbia River Bank is classified as significantly under-capitalized based on the following regulatory capital ratios: Tier 1 leverage ratio 2.08%, Tier 1 risk-based capital ratio 2.78% and total risk-based capital ratio 4.05%.

•	FDIC premiums increased $4.10 million, or 720%, year over year. FDIC premiums and state assessments totaled $1.32 million for the three months ended September 30, 2009, an increase of $1.12 million, in comparison to the same period in 2008. The increase is a result of increases in premium assessments imposed by the FDIC and the FDIC’s rates applicable to institutions with our capital ratios. For the nine months ended September 30, 2009, our FDIC premiums and state assessments totaled $4.66 million, an increase of $4.10 million, in comparison to the same period in 2008. In addition to the FDIC rate changes, premiums increased due to a special assessment assessed on all financial institutions during the second quarter of 2009 totaling 0.05% of total assets, or approximately $496,000.

•	Reduced salaries and employee benefits expense. Salaries and employee benefits decreased 24%, or $1.35 million, for the three months ended September 30, 2009 in comparison to the same period in 2008. Contributing to the decrease was the cost cutting measure to discontinue the 401(k) match along with the overall reduction in full-time employee equivalents (“FTE”). FTEs have decreased by 43, or 12%, from 365 FTEs as of September 30, 2008 to 322 FTEs as of September 30, 2009. We have reduced our salary and benefit expense, while maintaining high quality customer service; as such many of the employee reductions were made in areas not affecting our service delivery. In some circumstances resources have been re-aligned to better serve our customer base, or to assist in non-performing loan management. As we continue to actively manage our non-performing asset portfolio, we expect to hire additional employees and experts to assist where necessary. These additional resources may offset a portion of our previously expected savings.

•	Net interest margin lower due to interest rate cuts and higher levels of non-accrual loans. Net interest margin decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008. During the three and nine months ended September 30, 2009, approximately $2.60 million and $11.90 million, respectively, of interest income was not recognized for loans on non-accrual status. This resulted in a 103 and 159 basis point reduction in our net interest margin for the three and nine months ended September 30, 2009, respectively. Lower deposit rates and repayment of higher cost brokered deposits partially offset the decrease in the net interest margin.
RESULTS OF OPERATIONS
Net Loss
Net loss for the three months ended September 30, 2009 totaled $21.91 million, or $2.18 per diluted share, which represents an increase of $7.82 million from a net loss of $14.09 million, or $1.41 per diluted share, for the three months ended September 30, 2008.
For the nine months ended September 30, 2009, net loss totaled $52.09 million, or $5.18 per diluted share, which represents an increase of $39.01 million from net loss of $13.08 million, or $1.31 per diluted share, for the same period in 2008.
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

The following table presents a comparison of average balances and interest rates:
Net Interest Income Average Balances and Rates:
(dollars in thousands)

	Three Months Ended September 30,			Three Months Ended September 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2009	2008	Change	2009	2008	Change
Taxable securities	$34,467	$14,505	$19,962	2.88%	4.41%	-1.53%
Nontaxable securities (1)	4,284	8,567	(4,283)	6.42%	6.95%	-0.53%
Interest bearing deposits	188,240	27,944	160,296	0.28%	2.18%	-1.90%
Federal funds sold	326	54,371	(54,045)	1.53%	1.77%	-0.24%
Loans (2) (3)	772,716	948,689	(175,973)	5.88%	6.51%	-0.63%

Interest earning assets	1,000,033	1,054,076	(54,043)	4.72%	6.13%	-1.41%

Non-earning assets	66,462	65,624	838

Total assets	$1,066,495	$1,119,700	$(53,205)

Savings & interest bearing deposits	$313,937	$347,087	$(33,150)	1.21%	1.75%	-0.54%
Time certificates	498,443	400,027	98,416	3.17%	4.03%	-0.86%
Borrowed funds	19,223	58,470	(39,247)	2.90%	2.84%	0.06%

Interest bearing liabilities	831,603	805,584	26,019	2.42%	2.96%	-0.54%

Non-interest bearing demand deposits	189,569	211,394	(21,825)
Other liabilities	6,103	8,693	(2,590)
Shareholders’ equity	39,220	94,029	(54,809)

Total liabilities and shareholders’ equity	$1,066,495	$1,119,700	$(53,205)

	Nine Months Ended September 30,			Nine Months Ended September 30,
	Average Balances			Average Yields/Costs Tax Equivalent
	2009	2008	Change	2009	2008	Change
Taxable securities	$33,626	$19,510	$14,116	2.63%	4.62%	-1.99%
Nontaxable securities (1)	5,651	8,781	(3,130)	6.59%	6.99%	-0.40%
Interest bearing deposits	91,279	22,025	69,254	0.24%	2.55%	-2.31%
Federal funds sold	52,914	34,358	18,556	0.18%	2.17%	-1.99%
Loans (2) (3)	817,336	920,606	(103,270)	5.85%	7.16%	-1.31%

Interest earning assets	1,000,806	1,005,280	(4,474)	4.93%	6.84%	-1.91%

Nonearning assets	67,761	66,210	1,551

Total assets	$1,068,567	$1,071,490	$(2,923)

Savings & interest bearing deposits	$310,138	$353,958	$(43,820)	1.40%	1.89%	-0.49%
Time certificates	479,535	361,751	117,784	3.59%	4.33%	-0.74%
Borrowed funds	24,474	40,417	(15,943)	2.94%	2.81%	0.13%

Interest bearing liabilities	814,147	756,126	58,021	2.74%	3.10%	-0.36%

Non-interest bearing demand deposits	188,902	208,283	(19,381)
Other liabilities	7,390	7,096	294
Shareholders’ equity	58,128	99,985	(41,857)

Total liabilities and shareholders’ equity	$1,068,567	$1,071,490	$(2,923)

(1)	In calculation of average yield, tax-exempt income has been adjusted to a tax-equivelant basis at a rate of 35%.

(2)	Non-accrual loans and loans held-for-sale are included in the average balance.

(3)	Loan fee income is included in interest income and in calculation of average yield, three months and nine months ended September 30; 2009, $147, $274; 2008, $349, $1,184.

Net interest margin (net interest income as a percentage of average earning assets) measures how well a bank manages its asset and liability pricing and duration, but is also subject to fluctuations in the volume of earning assets, particularly during economic times in which loan performance deteriorates on a widespread basis. Our tax equivalent net interest margin measured 2.71% for the three and nine months ended September 30, 2009, compared to 3.86% and 4.51% for the same periods in 2008. The decrease in our tax equivalent net interest margin is primarily due to three factors:
•	Loan yields decreased as our variable rate loans tied to the prime rate charged by major financial institutions re-priced, following cuts in the Federal Funds rate. The prime rate has historically followed changes in the Federal Funds rate.

•	During the three and nine months ended September 30, 2009, approximately $1.18 million, and $3.28 million of interest income, respectively, was reversed as loans were placed on non-accrual status. When a loan is placed on non-accrual status, all interest recognized as income, but not yet paid, is reversed. Including this amount of reversed interest, we were unable to recognize additional interest income of approximately $2.60 million and $11.90 million relating to loans currently on non-accrual status for the three and nine months ended September 30, 2009, respectively. This foregone interest would have contributed approximately 103 and 159 basis points to the net interest margin for the three and nine months ended September 30, 2009, respectively.

•	As part of our strategic initiative to maintain and improve liquidity, we shifted our earning asset mix from overall higher yielding loans to lower yielding cash and liquid investments.
Compared to the same periods in 2008, our cost of funds for the three and nine months ended September 30, 2009 was lower primarily due to lower rates paid on retail deposits and the repayment of higher-cost brokered deposits.
Unlike prior periods, our balance sheet is currently liability sensitive, meaning that interest bearing liabilities mature or re-price more frequently than interest earning assets in a given period. The sensitivity fluctuation resulted from the 175 basis point decrease in the Federal Funds rate from September 30, 2008 to September 30, 2009. This decrease has greatly affected our sensitivity because the majority of our loans are variable rate loans based on the prime rate. To mitigate the potential effect of decreases in the Federal Funds rate, we have incorporated interest rate floors into $454.97 million, or 62% of our loans. With the decrease in the Federal Funds rate from 2.00% as of September 30, 2008 to a target rate of 0.00% to 0.25% as of September 30, 2009, $392.14 million, or 53% of our loans are earning interest at their floor rate and are behaving similar to fixed rate loans, which has resulted in our balance sheet being liability sensitive. One factor that would contribute to our return to an asset sensitive balance sheet is the increase of the Federal Funds rate by more than 200 basis points.

The following table presents decreases in net interest income attributable to volume changes versus rate changes:
Volume vs. Rate Changes:
(dollars in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009 over 2008			2009 over 2008
	Increase (Decrease) due to			Increase (Decrease) due to
			Net			Net
	Volume	Rate	Change	Volume	Rate	Change
Interest earning assets:
Loans	$(2,946)	$(1,133)	$(4,079)	$(5,488)	$(8,138)	$(13,626)
Investment securities
Taxable securities	218	(130)	88	490	(505)	(15)
Nontaxable securities	(49)	(3)	(52)	(105)	(12)	(117)
Balances due from banks	870	(925)	(55)	1,424	(1,680)	(256)
Federal funds sold	(241)	—	(241)	303	(789)	(486)

Total	(2,148)	(2,191)	(4,339)	(3,376)	(11,124)	(14,500)

Interest bearing liabilities:
Interest bearing checking and savings accounts	(151)	(417)	(568)	(611)	(1,151)	(1,762)
Time deposits	974	(1,045)	(71)	3,859	(2,693)	1,166
Borrowed funds	(280)	4	(276)	(334)	23	(311)

Total	543	(1,458)	(915)	2,914	(3,821)	(907)

Net decrease in net interest income	$(2,691)	$(733)	$(3,424)	$(6,290)	$(7,303)	$(13,593)

Net interest income before provision for loan losses decreased 34% and 40% for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease is primarily attributable to lower yields on loans following a series of Federal Funds rate cuts since September 2008, increases in non-performing loans and a shift from higher yielding loans to lower yielding cash and liquid investments. Decreases in net interest income for the three and nine months ended September 30, 2009 were partially offset by lower rates paid on interest bearing liabilities. Due to the competitive deposit environment, decreases in interest rates paid on deposits have lagged decreases in interest rates on interest earning assets.
During the nine months ended September 30, 2009, $90.39 million in brokered certificates of deposit matured without replacement, which had a weighted average rate of 4.36%. We expect to mature an additional $35.03 million in higher rate brokered certificates of deposit without replacement, which have a weighted average rate of 4.32%, by the end of 2009. To mitigate the liquidity effect of these maturing brokered certificates of deposit, we continue in our efforts to re-balance our loans and deposits by increasing retail deposits and allowing loan balances to stay stable or decrease.

Non-Interest Income
Non-interest income is comprised of service charges and fees, mortgage banking revenue, payment system revenue, financial services revenue, credit card discounts and gains and losses from the sale of loans, securities and other assets. Mortgage banking revenue includes service release premiums and revenue from the origination and sale of mortgage loans. Mortgage origination activities were discontinued in September 2008. Financial services income is derived from the sale of investments and financial planning services to our customers.
Service charges on deposits decreased 4% for the three months ended September 30, 2009, compared to the same period in 2008. The decrease is primarily a result of a reduction in NSF/overdraft fees due to a change in the volume of overdraft occurrences. Despite decreases in the third quarter of 2009, for the nine months ended September 30, 2009 service charges on deposit increased 1% compared to the same period in 2008. The increase is primarily attributable to an increase in the volume of deposit accounts in the current period compared to the similar period in 2008.
The decrease in non-interest income is attributable in part to the disbanding of the CRB Mortgage Team, which occurred during the third quarter of 2008. Associated mortgage banking revenue has decreased approximately $836,000 and $2.93 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The net loss derived from the CRB Mortgage Team for the three months ended September 30, 2008 was negligible and net income derived from the CRB Mortgage Team for the nine months ended September 30, 2008 totaled approximately $433,000. The CRB Mortgage Team originated mortgage loans to be sold on the secondary market. The discontinuation of these activities reduces total operational costs and risk exposure associated with that business.
Provision for Loan Losses
Our provision for loan losses represents an expense against current period income that allows us to establish an appropriate allowance for loan losses and deposit account overdraft exposure. Charges to the provision for loan losses result from our ongoing analysis of probable losses in our loan portfolio and probable losses from deposit account overdrafts.
For the three and nine months ended September 30, 2009 provision for loan losses totaled $20.25 million and $44.35 million, respectively, compared to $25.40 million and $34.10 million, respectively, for the same periods in 2008. The increase in year to date provisions is primarily due to the continued economic environment impacts affecting our residential real estate portfolio, the write-downs of certain agricultural related credits during 2009 and the application of higher estimated loss rates in our allowance methodology during the third quarter. Risks contributing to the provision are discussed in more detail in the section entitled “Allowance for Loan Losses” below.
Non-Interest Expense
Non-interest expense consists of salaries and benefits, FDIC premiums and state assessments, occupancy costs, other real estate owned impairment charges and various other non-interest expenses.
Total non-interest expense has decreased 14% for the three months ended September 30, 2009, compared to the same period in 2008. The decrease is primarily attributable to decreases in salary and employee benefit expense and other real estate owned impairments, which are partially offset by the increase experienced in the FDIC premium and state assessments. Total non-interest expense decreased 1% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 for the same reasons.

Expense decreases were driven by lower salary and benefit expense, which decreased by $1.35 million, or 24%, for the three months ended September 30, 2009, and $3.41 million, or 21% for the nine months ended September 30, 2009, in comparison to the same periods in 2008. The decrease is the result of the discontinued 401(k) match for employees and the overall reduction in full-time equivalents (“FTE”), with a reduction of approximately 43 FTE’s from September 30, 2008 to September 30, 2009, including the elimination of two executive positions. We have made strategic efforts to reduce our salary and benefit expense, while maintaining high quality customer service; as such, many of the FTE reductions were made in areas not affecting our customer service delivery. As we continue to actively manage our growing non-performing asset portfolio, we expect to hire additional employees and experts to assist where necessary. These additional resources may offset a portion of our previously expected savings.
FDIC insurance premiums and state assessments increased $1.12 million, or 541%, from $206,235 for the three months ended September 30, 2008 to $1.32 million for the three months ended September 30, 2009. FDIC insurance premiums and state assessments increased $4.10 million, or 720%, from $568,492 for the nine months ended September 30, 2008 to $4.66 million for the nine months ended September 30, 2009. The increase is a result of the increases in premium assessments imposed by the FDIC and the FDIC’s rates applicable to institutions with our capital ratio levels. In addition for the nine months ended September 30, 2009, premiums have increased due to losses incurred by the FDIC and their one-time special assessment.
Occupancy expense increased $140,467, or 10%, for the three months ended September 30, 2009, and $615,619 or 15% for the nine months ended September 30, 2009, in comparison to the same periods in 2008. This increase is primarily due to increases in depreciation expense, contributing 34% of the increase and resulting from the completion of our Sunnyside and Yakima, Washington permanent branch locations. Increases in lease expense contributed 59% of the increase, which is associated with the administrative and operations offices opened in Vancouver, Washington during the second and third quarters of 2008. We have identified excess office space in our existing owned property locations, which we are actively marketing for lease. During the third quarter of 2009, we were successful in finding a substitute lessor for 4,600 square foot of rentable space in Vancouver, Washington and have executed contracts that are effective October 1, 2009 to lease an additional 2,313 square foot of space in Bend, Oregon.
The efficiency ratio, which measures overhead costs as a percentage of total revenues, is an important measure of productivity in the banking industry. Primarily due to lower interest income caused by interest rate cuts and higher levels of non-accrual loans, our efficiency ratio increased to 118.88% and 119.70% for the three and nine months ended September 30, 2009, compared to 83.42% and 71.59%, respectively, for the same periods in 2008.
Provision for Income Taxes
The following table presents the provision for income taxes and effective tax rates:
Provision for (Benefit from) Income Taxes:
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Provision for (benefit from) income taxes	$—	$(9,274)	$2,517	$(9,094)
Income (loss) before provision for (benefit from) income taxes	(21,908)	(23,365)	(49,574)	(22,172)

Effective tax rate	0.00%	39.69%	-5.08%	41.02%

Our statutory tax rate is 38.84%, representing a blend of the statutory federal income tax rate of 35.00% and apportioned effect of the Oregon income tax rate of 6.60%. During the third quarter of 2009, we recorded a deferred tax valuation allowance of $10.34 million against our deferred tax assets, for a total valuation allowance of $22.34 million for the nine months ended September 30, 2009 which had the effect of increasing our provision for income taxes for the nine months ended September 30, 2009.
Pursuant to GAAP, concluding that a deferred tax asset valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as the lack of recoverable taxes, excess of reversing deductible differences over reversing taxable differences and cumulative losses in recent years. After consideration of these factors as well as potential tax planning strategies, we recorded a deferred tax asset valuation allowance against our net deferred tax assets during the second quarter of 2009 primarily due to the result of significant losses in 2008 and for the six month period ended June 30, 2009. If, in the future, we generate taxable income on a sustained basis, management’s conclusion regarding the need for a deferred tax asset valuation allowance could change, resulting in the reversal of a portion or all of such deferred tax asset valuation allowance. Our position, as of September 30, 2009, is unchanged.
In November 2009, the U.S. Congress passed, and the President signed into law, a bill that would extend the allowable period of carry-back for net operating losses from two years to five years for losses incurred in either 2008 or 2009 (H.R. 3548). As a result and based on net losses for the nine months ended September 30, 2009, we expect to recognize approximately $5.00 million of income tax benefit during the three months ended December 31, 2009. The tax benefit would be recorded as income thereby increasing capital by an equal amount. The amount of additional income tax benefit will vary based on the final amount of net operating loss for 2009.
MATERIAL CHANGES IN FINANCIAL CONDITION
ASSETS
Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities.
Loans
Loan products include construction, land development, real estate, commercial and agriculture. We are not in the practice of making or investing in sub-prime or “Alt.-A” mortgages and have not made or invested in those types of loans to any material extent in the past.

The following table presents our loan portfolio by loan type:
Loans:
(dollars in thousands)

	September 30, 2009		December 31, 2008		September 30, 2008
		Percent of				Percent of
	Dollar Amount	Total	Dollar Amount	Percent of Total	Dollar Amount	Total
Real estate secured loans:
Commercial property	$238,086	33%	$250,888	30%	$265,031	29%
Farmland	46,163	6%	65,474	8%	67,450	7%
Construction	181,553	25%	253,683	30%	274,617	32%
Residential	40,154	6%	44,208	5%	41,186	4%
Home equity lines	25,894	4%	29,231	3%	29,090	2%

	531,850	74%	643,484	76%	677,374	74%
Commercial loans	109,510	15%	127,598	15%	144,643	16%
Agricultural loans	77,178	11%	74,630	9%	82,150	9%
Consumer loans	13,556	2%	14,414	3%	13,945	2%
Other loans	4,119	1%	3,878	—	4,320	1%

	736,213		864,004		922,432
Allowance for loan losses	(19,607)	-3%	(24,492)	-3%	(20,927)	-2%
Unearned loan fees	(583)	—	(562)	—	(855)	—

Loans, net of allowance for loan losses and unearned loan fees	$716,023	100%	$838,950	100%	$900,650	100%

Gross loans as of September 30, 2009 decreased 15% as compared to December 31, 2008 due to planned attrition of certain lending relationships, charge-offs of certain loans, and transfers to other real estate owned.
As of September 30, 2009, our loan portfolio continues to have a concentration of loans secured by real estate. This includes $122.45 million of construction loans secured by residential properties and $59.10 million of construction loans secured by commercial properties as of September 30, 2009. Although this general real estate concentration is consistent with our Pacific Northwest community bank peers, we could be subject to further losses resulting from declines in real estate values and the related effects on our borrowers. It should be noted that some loans that are designated as being “real estate” secured were granted for consumer and business purposes other than the acquisition of real estate. Given the current economic environment and the volatility in the residential real estate market, we recognize additional risk in real estate loans in our allowance for loan losses. See “Allowance for Loan Losses” below.
The following table presents the expected source of repayment for loans classified as real estate loans:
Sources of Repayment for Real Estate Secured Loans
(dollars in thousands)

	September 30,	December 31,
	2009	2008
Liquidation of real estate	$181,467	$253,683
Agricultural production	45,760	65,474
Business operations	237,668	254,740
Rental income	28,294	35,239
Consumer household income	38,661	34,348

	$531,850	$643,484

Agricultural production and business operation loans classified as real estate secured are also collateralized by accounts receivable, inventory, agricultural crops, equipment and other business property.

The following table presents our construction and land development loans by region:
Construction and Land Development Loans by Region:
(dollars in thousands)

	September 30, 2009
	Residential	Commercial	Total
Columbia River Gorge	$13,032	$1,008	$14,040
Columbia Basin — Eastern Washington	50,297	33,001	83,298
Columbia Basin — Northeastern Oregon	5,905	2,197	8,102
Central Oregon	5,047	12,118	17,165
Willamette Valley (1)	48,170	10,778	58,948

	$122,451	$59,102	$181,553

(1)	Includes Portland, Oregon and Vancouver, Washington metropolitan area
We participate in non-real estate agricultural lending, which comprises approximately 11% of our net loan portfolio as of September 30, 2009. Agricultural lending has unique challenges that require special expertise. We employ experienced agriculture consultants and loan officers with experience in underwriting and monitoring agricultural loans. In addition, we diversify our agricultural loan portfolio across numerous commodity types. We participate in Farm Loan Government Guarantee Programs, which provide guarantees of up to 90% on qualified loans. As of September 30, 2009, approximately 12% of our agricultural loans are guaranteed through this program; however, these guarantees are limited and loans under this program are not without credit risk.
Allowance for Loan Losses
During the three and nine months ended September 30, 2009, we recognized $20.25 million and $44.35 million of provision for loan losses, respectively. As of September 30, 2009, our allowance for credit losses totaled $20.16 million, including the liability for off-balance-sheet financial instruments. The increase in the provision, in comparison to the nine months ended September 30, 2008, is due to a number of factors. During the first half of 2009, we continued to experience significant write downs of both residential subdivision projects and finished homes as a result of new appraisals obtained during that time frame. Appraisals obtained during the later part of the third quarter began to show a more modest pace of decline, but additional write-downs were still necessary as a result of these updated values. Also during 2009, we recognized losses in three large agricultural related borrowers where real estate and other collateral values had significantly declined from prior valuations. Finally, during the third quarter we increased certain risk factors in our allowance methodology to reflect the trends experienced in the first half of 2009. As of September 30, 2009, we have 139 collateral-dependent real estate loans on non-accrual status. Most of these loans have independent appraisals less than nine months old. Our policy is to obtain updated appraisals on problem credits at least annually, while recognizing discounts between appraisal dates for market trends. The new appraisals obtained in 2009 showed a continued and significant decline in the fair values of properties that secure these loans, centered primarily in our Central Oregon and Portland-Vancouver metropolitan markets. In many cases, the refreshed appraisals showed significant declines in fair values from previous appraisals obtained. While the pace of declining values appeared to lessen during the later portion of the third quarter of 2009, the overall decline in residential collateral values directly influenced the large loan loss provisions taken during the nine months ended September 30, 2009.

The following table presents activity in the allowance for loan and credit losses:
Allowance for Loan and Credit Losses:
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Allowance for loan losses, beginning of period	$22,743	$17,099	$24,492	$11,174
Charge-offs:
Commercial	(2,655)	(1,735)	(4,106)	(3,342)
Real estate (1)	(19,782)	(19,520)	(43,827)	(20,564)
Agriculture	(831)	—	(831)	—
Consumer loans	(172)	(3)	(670)	(19)
Credit card and related accounts	—	(59)	—	(149)
Demand deposit overdrafts	(59)	(107)	(184)	(294)

Total charge-offs	(23,499)	(21,424)	(49,618)	(24,368)
Recoveries:
Commercial	4	7	6	9
Real estate	75	—	218	—
Agriculture	3	—	17	3
Consumer loans	—	—	3	8
Credit card and related accounts	1	2	3	10
Demand deposit overdrafts	30	62	136	210

Total recoveries	113	71	383	240
Provision for loan losses	20,250	25,400	44,350	34,100
Adjustment for credit card portfolio sales	—	(219)	—	(219)

Allowance for loan losses, end of period	$19,607	$20,927	$19,607	$20,927

Liability for off-balance-sheet financial instruments, beginning of period	$590	$889	$681	$848
Increase (decrease) charged to other non-interest expense	(35)	92	(126)	133

Liability for off-balance-sheet financial instruments, end of period	$555	$981	$555	$981

Total allowance for credit losses (2)	$20,162	$21,908	$20,162	$21,908

Ratio of net loans charged-off to average loans outstanding for the period	3.02%	2.25%	6.02%	2.62%

Ratio of allowance for loan losses to gross loans at end of period			2.66%	2.26%

Ratio of allowance for credit losses to gross loans at end of period			2.74%	2.37%

(1)	Includes real estate loans secured by residential, commercial and agricultural farmland property.

(2)	Includes allowance for loan losses and liability for off-balance-sheet financial instruments
For the three and nine months ended September 30, 2009, we recognized $23.49 and $49.62 million in loan charge-offs, respectively. The large increase in charge-offs during the three months ended September 30, 2009 were primarily the result of partially charged-off construction land development loans which were considered to be “collateral dependent” loans. However, approximately one third of the charge offs taken in the third quarter of 2009 was due to a large agricultural relationship where real estate and other collateral values had dramatically declined from our prior estimates. That relationship has now been written down to a minimal level of exposure secured by the remaining real estate. A collateral dependent loan is one for which the primary source of repayment is considered to be the liquidation of the underlying collateral.

During 2008, as actual loan losses increased, we began a granular examination of our loan portfolio as part of the allocation method; a practice that we continue as of September 30, 2009. We believe this process allows us to more clearly identify certain risks and attribute those risks to specific loans or classes of loans. This enhancement resulted in the unallocated allowance for loan losses decreasing relative to the allocated portion.
As part of this granular examination, our credit administration and risk management teams have examined loan relationships within the residential construction portfolio for indications of credit weakness. This is an ongoing and dynamic process and concentrated efforts were put forth to accelerate the examination of credits to ensure substantially all real estate construction credits were examined. This examination process includes the review of new or updated appraisals and resulting real estate collateral values. All appraisals are reviewed by our Real Estate Risk Management Team, which includes three licensed appraisers and support staff.
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
Non-Performing Assets
Non-performing assets (“NPA”) consist of loans on non-accrual status, delinquent loans past due greater than 90 days, troubled debt restructured loans and other real estate owned (“OREO”). We do not accrue interest on loans for which full payment of principal and interest is not expected, or for which payment of principal or interest has been in default 90 days or more, unless the loan is well-secured and in the process of collection. In some circumstances we may place loans on non-accrual before they reach 90 days past due, specifically if there are other loans to the same borrower, with the same repayment source that have reached 90 days past due. Troubled debt restructured loans are those for which the interest rate, principal balance, collateral support or payment schedules were modified from original terms, beyond what is ordinarily available in the marketplace, to accommodate a borrower’s weakened financial condition. OREO represents real estate assets held through loan foreclosure (either voluntary or involuntary) or recovery activities.

The following table presents information about our NPAs:
Non-Performing Assets:
(dollars in thousands)

	September 30, 2009	December 31, 2008	September 30, 2008
Loans on non-accrual status	$103,224	$92,350	$63,230
Delinquent loans past due > 90 days on accrual status	—	—	—
Troubled debt restructured loans	4,706	57	60

Total non-performing loans	107,930	92,407	63,290
Other real estate owned	15,246	9,622	5,621

Total non-performing assets	$123,176	$102,029	$68,911

Allowance for loan losses	$19,607	$24,492	$20,927

Ratio of total non-performing assets to total assets	11.65%	9.09%	5.99%
Ratio of total non-performing loans to total gross loans	16.73%	10.70%	6.85%
Ratio of allowance for loan losses to total non-performing loans	18.17%	26.50%	30.07%
Non-Accrual Loans:
The following table provides expanded detail of our non-accrual loans:
Non-Accrual Loans by Type:
(dollars in thousands)

	September 30, 2009		December 31, 2008		September 30, 2008
	Number	Dollar	Number	Dollar	Number	Dollar
	of Loans	Amount	of Loans	Amount	of Loans	Amount
Real estate secured loans:
Real estate construction	78	$67,952	54	$63,119	49	$49,959
Residential	34	8,667	9	3,454	7	2,597
Commercial real estate	14	9,278	6	5,290	6	5,306
Agricultural farmland (1)	10	4,528	6	15,094	—	—
Commercial and industrial	15	4,683	12	3,072	11	3,335
Agricultural production	5	4,975	7	2,173	2	1,994
Consumer	4	3,141	7	148	3	39

	160	$103,224	101	$92,350	78	$63,230

(1)	Real estate-secured agricultural loans may be used for agricultural production purposes.
Non-accrual loans have increased $10.87 million from December 31, 2008 to $103.22 million as of September 30, 2009. Troubled debt restructurings as of September 30, 2009 totaled $4.71 million, all of which are currently on non-accrual status. Assuming these restructurings perform over time, it is likely some of these will be returned to accrual status. We also anticipate troubled debt restructurings will increase over time as we enter into additional restructurings with clients able to perform under lower interest rates or longer amortizations. Most of these work-out arrangements will likely come from our existing non-accrual loans.

For Columbia, the vast majority of the increase in non-accrual totals during 2008 and 2009 continues to be directly related to our concentration in residential construction lending, particularly in the Central Oregon and Portland — Vancouver metropolitan markets. While we have also seen additional stress placed on commercial real estate in the Central Oregon Market, the addition of new non-accruals in this sector of the portfolio has been much more modest compared to the residential sector. During the third quarter of 2009, we saw the overall pace of new non-accruals decline from that of the second quarter of 2009. While both our Central Oregon and Portland — Vancouver metropolitan areas have been hit especially hard by the economic recession, our other market areas have not experienced the same level of economic turmoil.
As of September 30, 2009 the majority of our non-accrual loans are centered in residential construction lending primarily located in our Central Oregon and Portland-Vancouver metropolitan markets. Approximately 54% of our non-accrual loans are related to residential construction projects broken into lot development credits at 41% and 13% for residential home construction. The remaining 46% of our non-accrual totals are from other sectors of the portfolio including 13% in commercial construction projects, 9% in finished commercial real estate and 8% in finished residential homes. From a geographic standpoint, 53% of our non-accrual totals are from the Central Oregon area, 32% are from the Portland and Vancouver area and the remaining 15% are from all other markets combined.
As of September 30, 2009, our overall exposure to commercial real estate totaled $238.09 million, or 33%, of our loan portfolio. Non-accrual loans secured by commercial real estate increased $3.99 million from $5.29 million as of December 31, 2008 to $9.28 million as of September 30, 2009. The increase was primarily due to the effects of the national economy and its impact on the markets we serve. Non-accrual loans secured by commercial real estate were 4% of the overall commercial real estate exposure as of September 30, 2009.
Between September 30, 2008 and September 30, 2009, non-accrual loans increased $39.99 million while net loan charge-offs totaled $54.68 million. Because most of these charge-offs and write-downs relate to loans that would be on non-accrual status, the gross increase in non-accrual loans was significantly higher, primarily due to declining values on residential real estate collateral securing a significant portion of non-accrual loans. Charge-offs related to agricultural accounts in both agricultural production and farm real estate categories were also significant, totaling approximately $15.74 million over the past 12 months.
As of November 16, 2009, approximately $26.06 million of our September 30, 2009 non-accrual totals were scheduled to be resolved, re-categorized or paid down with little, if any, additional write-downs or charge-offs. These include the following:
•	$9.51 million of loans for which clients have provided documentation that payoffs will occur prior to December 2009.

•	$6.54 million in subdivision properties have signed sales offers (with the Bank’s permission) that would result in no further loss to the bank. These sales agreements span up to a 3 year period for full payback.

•	$6.19 million of loans scheduled to be re-written into performing loans by the end of November 2009.

•	$3.37 million of non-accrual loans scheduled to be converted into troubled debt restructures.

•	$446,005 was paid off in October of 2009.
While it is likely some of these work-outs will experience time delays or may prove not to take place, this is the first quarter in over a year where we have this type of major improvement in our non-accrual totals expected to take place.

Other Real Estate Owned:
As of September 30, 2009, our total other real estate owned (“OREO”) totaled $15.25 million or 12% of total non-performing assets. Five of the 33 OREO properties totaled $8.02 million, or 53% of the OREO balance as of September 30, 2009.
The balance of OREO has fluctuated during the quarter ended September 30, 2009, as illustrated in the following table:
Other Real Estate Owned
(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Other real estate owned, beginning of period	$11,302	$7,290	$9,622	$516

Transfers from outstanding loans	8,057	304	11,031	7,046
Improvements and other additions	—	—	—	389
Disposition, sales and losses on sale	(3,587)	—	(4,333)	(357)
Impairment charges	(526)	(1,973)	(1,074)	(1,973)

Other real estate owned, end of period	$15,246	$5,621	$15,246	$5,621

To facilitate the management and timely liquidation of OREO properties, we formed an OREO committee in the second quarter of 2008 comprised of senior members of our real estate risk management, credit administration and risk management teams. The OREO committee updates disposition (sales) progress on all of the properties on a bi-monthly basis. The committee reviews current sales offers as well as strategies for counter offers. The committee also monitors the current conditions of OREO properties. During the meetings any up keep or maintenance items are presented, evaluated for return on investment, and discussed for resolution. The committee considers market conditions in each region in which OREO properties are located in an attempt to manage and liquidate the OREO assets in the most efficient and profitable manner. The Special Assets Team participates in these meetings to update the committee on properties that may be coming moving to the OREO portfolio within the next quarter. The OREO committee assists in establishing the appropriate value for the asset when it is moved from special assets to the OREO portfolio.
In July 2009, we finalized an agreement with an experienced broker as part of a strategic decision to engage a dedicated real estate broker to manage and coordinate the marketing efforts for all OREO properties.
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

The following table presents the composition of our deposits:
Deposits:
(dollars in thousands)

	September 30, 2009		December 31, 2008		September 30, 2008
		Percent of				Percent of
	Dollar Amount	Total	Dollar Amount	Percent of Total	Dollar Amount	Total
Non-interest bearing demand deposits	$198,307	20%	$215,922	22%	$215,852	21%
Money market and now accounts	290,123	29%	271,244	27%	293,427	29%
Savings deposits	30,759	3%	30,873	3%	34,421	3%
Time certificates	490,802	48%	486,157	48%	471,369	47%

Total deposits	$1,009,991	100%	$1,004,196	100%	$1,015,069	100%

Total deposits as of September 30, 2009 increased $5.79 million as compared to December 31, 2008. Time certificates increased as a result of increased involvement in non-branch deposit gathering, to supplement the continued exit from the brokered deposits. Money market and NOW deposits increased from December 31, 2008, however it is consistent with the balance as of September 30, 2008, a result of seasonality. Non-interest bearing demand deposits decreased primarily due to economic conditions both locally and nationally. See additional information on the brokered certificates of deposit in the following table entitled “Wholesale Deposits”.
The following table presents the maturities of all time certificates of deposit, including retail and wholesale time certificates of deposit, as of September 30, 2009:
Time Certificates Maturities:
(dollars in thousands)

	Time Certificates	Time Certificates
	less than $100,000	greater than $100,000	Total
Three months or less	$81,702	$95,002	$176,704
Over three through six months	31,149	36,040	67,189
Over six months through twelve months	72,744	58,822	131,566
Over twelve months through five years	81,098	34,245	115,343

	$266,693	$224,109	$490,802

Approximately 76% of the Bank’s certificates of deposit are maturing in less than twelve months. This concentration of short term maturities is due in part to the current low interest rate environment driving customers to stay short on their investments, concerns earlier in the year over the potential discontinuation of expanded FDIC insurance coverage to $250,000, as well as the continued reduction without replacement of longer maturity brokered certificates of deposit.
The following table presents a comparison of wholesale deposit balances, which are included in total deposits and maturity tables shown above:
Wholesale Deposits:
(dollars in thousands)

	September 30,	December 31,	September 30,
	2009	2008	2008
Brokered certificates of deposit	$123,376	$213,455	$234,382
Direct certificates of deposit	130,079	198	2,813
Mutual fund money market deposits	—	—	36,339
Out-of-market public funds	—	—	1,372
Certificate of deposit account registry system deposits	317	21,894	52,008

	$253,772	$235,547	$326,914

Brokered certificates of deposit are obtained through intermediary brokers that sell the certificates on the open market. Direct certificates of deposit are obtained through an internet-based rate listing service that solicits deposits from other financial institutions or from public entities. Mutual fund money market deposits are obtained from an intermediary that provides cash sweep services to broker-dealers and clearing firms. Out-of-market public fund depositors typically expect higher interest rates consistent with other wholesale borrowings. Certificate of deposit account registry system (“CDARS”) deposits are obtained through a broker and represent certificates of deposits in other financial institutions for which we assume a portion, not to exceed $100,000 per certificate holder.
Brokered, direct certificates of deposit and CDARS deposits are classified as “Time certificates” on our balance sheet. Mutual fund money market deposits and out-of-market public funds are classified as “Money market and NOW accounts” on our balance sheet.
As of September 30, 2009, maturities of brokered certificates of deposit ranged between one month and 48 months, including $35.03 million maturing during the remainder of 2009.
See the “Liquidity Analysis” below for further discussion regarding the availability of brokered deposits and our planned liquidity strategies.
Federal Home Loan Bank Advances and Federal Funds Purchased
As of September 30, 2009, FHLB borrowings totaled $18.40 million, a decrease of $18.21 million from the December 31, 2008 balance of $36.61 million and a decrease of $22.38 million compared to the $40.78 million balance as of September 30, 2008. Since December 31, 2008, FHLB borrowings decreased primarily due to maturities of long-term borrowings that were not renewed.
The following table presents year-to-date FHLB balances and interest rates:
FHLB Borrowings:
(dollars in thousands)

	September 30,	December 31,	September 30,
	2009	2008	2008
Amount outstanding at end of period	$18,400	$36,613	$40,782
Weighted average interest rate at end of period	2.86%	2.91%	2.85%
Maximum amount outstanding at any month-end and during the period	$36,556	$51,978	$51,978
Average amount outstanding during the period	$24,471	$33,237	$31,952
Weighted average interest rate during the period	2.94%	2.89%	2.86%
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

We may or may not require collateral or other security to support financial instruments with credit risk, depending on our loan underwriting guidelines. The following table presents a comparison of contract commitment amounts:
Commitments:
(dollars in thousands)

	September 30,	December 31,	September 30,
	2009	2008	2008
Financial instruments whose contract amounts contain credit risk:
Commitments to extend credit(1)	$90,258	$145,814	$188,522
Commitments to originate loans held-for-sale	—	—	621
Commercial and standby letters of credit	1,315	2,045	3,464

	$91,573	$147,859	$192,607

(1)	Excludes commitments with active letters of credit.
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
In part, the decrease in commitments since September 30, 2008 reflects our efforts to reduce activity in residential real estate development and construction loans. Commitments to originate loans held-for-sale decreased due to our closure of the CRB Mortgage Team during the third quarter of 2008.
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
The following table presents the distribution of commitments to extend credit classified by loan type as of September 30, 2009:
Commitments to Extend Credit:
(dollars in thousands)

	Dollar	Percent of
	Amount	Total
Real estate secured loans:
Commercial property	$1,736	2%
Farmland	1,854	2%
Construction	2,679	3%
Residential	717	1%
Home equity lines	14,197	16%

	21,183	24%
Commercial loans	38,951	43%
Agricultural loans	19,334	21%
Consumer loans	10,740	12%
Other loans	50	—

	$90,258	100%

Although not a contractual commitment, we offer an overdraft protection product that allows certain deposit accounts to be overdrawn up to a set dollar limit before checks will be returned. As of September 30, 2009, commitments to extend credit for overdrafts totaled $12.60 million, which represents our estimated total exposure if every customer utilized the full amount of this protection at the same time. Year-to-date average usage outstanding was approximately 2% of the total exposure as of each of the periods ending September 30, 2009, December 31, 2008 and September 30, 2008.
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
LIQUIDITY AND CAPITAL RESOURCES
Liquidity Analysis
We have adopted policies to address our liquidity requirements, particularly with respect to customer needs for borrowing and deposit withdrawals. Our main sources of liquidity are customer deposits; sales of loans; sales and maturities of investment securities; advances from the Federal Home Loan Bank (“FHLB”) of Seattle; short-term borrowings from the Federal Reserve Discount Window; direct certificates of deposit; and net cash provided by operating activities. Scheduled loan repayments are traditionally a relatively stable source of funds, whereas deposit inflows and unscheduled loan prepayments are variable and are often influenced by general interest rate levels, competing interest rates available on alternative investments, market competition, economic conditions and other factors.
Measurable liquid assets include: cash due from banks, excluding vault cash; money market and NOW accounts with other banks; federal funds sold; held-to-maturity securities maturing within three months that are not pledged; and available-for-sale securities not pledged. Measurable liquid assets totaled $229.62 million, or 22% of total assets, as of September 30, 2009, compared to $174.40 million, or 16% of total assets, as of December 31, 2008.
We have credit arrangements with the FHLB providing short-term and long-term borrowings collateralized by our FHLB stock and other instruments we may pledge. As of September 30, 2009, our maximum borrowing capacity totaled approximately $41.12 million with approximately $22.72 million available based on outstanding borrowings. We have credit arrangements with the Federal Reserve Bank of San Francisco (“FRB”) providing short-term and long-term borrowings collateralized by financial instruments pledged. As of September 30, 2009, our maximum borrowing capacity totaled approximately $63.35 million, all of which is available based on outstanding borrowings. The FRB may adjust, limit or impose additional conditions and collateral requirements on these credit lines from time to time in its discretion. As of September 30, 2009, we did not maintain other lines of credit with correspondent banks.

To manage liquidity and comply with regulatory restrictions, we continue to reduce our level of brokered deposits, which are obtained through third parties, such as brokered certificates of deposits and certificate of deposit account registry system deposits. As a result, maturing brokered deposits have been replaced with retail deposits gathered in our branches and through non-brokered wholesale deposits, which are raised outside of our branch network using internet-based rate listing services. Overall, we expect to decrease our level of brokered deposits. In that light, we continue to reposition our balance sheet to decrease the ratio of loans to deposits. We continue to sell and participate loans to other financial institutions as opportunities arise. In addition, we are selective in the renewal of loans at maturity and will likely decline loan renewals for borrowers who have violated loan terms, have poor repayment history or have other risk factors that we find unacceptable going forward. We are continuing in our efforts to maintain high quality borrowers as clients and attract new retail deposits and retain existing retail depositors, through superior customer service, products and delivery. During the quarter ended September 30, 2009, in an effort to improve our net interest margin, we began to re-deploy cash balances obtained through the growth in retail deposits and non-brokered wholesale deposits, into highly liquid available-for-sale securities and short-term certificates of deposits at other financial institutions.
During 2008 and 2009, we recognized that the credit and financial crisis affecting financial institutions across the country was becoming acute and we expected this to cause significant liquidity shortages. In response, we accumulated a higher than normal level of liquid assets and pledged additional assets to FHLB and the Federal Reserve to increase our borrowing capacity. In addition, we voluntarily elected to participate in government programs that provided FDIC coverage to all non-interest bearing demand transaction deposits and nominal-interest bearing transaction accounts which increases our overall insured deposit balances.
Our statement of cash flows reports the net changes in our cash and cash equivalents by operating, investing and financing activities. Net cash (used in) provided by operating activities decreased $19.33 million for the nine months ended September 30, 2009 compared to the same period in 2008. This was primarily the result of lower collections of interest income, offset by elimination of funding for mortgage loans held-for-sale.
Net cash provided by (used in) investing activities increased $143.38 million for the nine months ended September 30, 2009 compared to the same period in 2008. The increase was primarily the result of a slowed loan growth and loan balance decreases during the nine months ended September 30, 2009, compared to the same period in 2008, partially offset by net purchases of investment securities.
Net cash (used in) provided by financing activities decreased $132.52 million for the nine months ended September 30, 2009 compared to the same period in 2008. The decrease was primarily due to decreases in long-term borrowings combined with decreases in deposits growth.
Shareholders’ Equity
As of September 30, 2009 and December 31, 2008, shareholders’ equity totaled $23.23 million and $75.05 million, respectively. The decrease is primarily attributable to net losses totaling $55.09 million during the first nine months of 2009, including a valuation allowance on deferred tax assets. Shareholders’ equity totaled $88.25 million as of September 30, 2008.
Capital Requirements and Ratios
The Federal Reserve Board (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Pursuant to the regulatory order entered into between the FDIC, the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Bank, (the “Order”) the Bank is required to maintain above-normal capital levels, including an above normal Tier 1 leverage ratio, which is typically set at 5% for an institution to be “well capitalized.” This threshold has been set at 10% for the Bank to be considered “well capitalized.” As of September 30, 2009, the Bank’s Tier 1 leverage ratio was 1.80%. The Bank had not achieved the required 10% threshold for the Tier 1 leverage ratio as the date of this report. It is unclear what, if any, actions will be taken by the FDIC as a result of not meeting this requirement of the order. Efforts to raise capital are ongoing, but the current economic environment is not conducive to capital raising for troubled institutions such as ourselves and, as a result, the Bank has not obtained a well-capitalized regulatory capital classification.
As part of our overall strategic plan, specific actions undertaken to address the Order’s requirements during the third quarter of 2009 were as follows:
•	We continued rebalancing of loans and deposits by reducing gross loans $63.35 million and repaying $40.96 million of brokered deposits and borrowings. As a result our year-to-date ratio of average gross loans to average retail deposits has improved to 98% as of September 30, 2009, from 112% and 127% as of December 31, 2008 and September 30, 2008, respectively. This is the first time in several years that our ratio of gross loans to retail deposits has fallen below 100%, representing the successful achievement of one of our strategic initiatives.

•	We continued to actively manage non-performing assets by obtaining and evaluating updated appraisals, charging-off identified impairments and pursuing opportunities to dispose of troubled loans and foreclosed real estate. During the quarter we marketed foreclosed real estate through multiple channels, including online listings and an in-house broker.

•	Invested excess liquidity in higher yielding assets while balancing against anticipated liquidity demands.

•	Improved net interest margin through the retirement of high cost brokered deposits. $30.90 million of brokered certificates of deposit, with a weighted average cost of 4.43%, matured without replacement in the quarter ended September 30, 2009.

•	Achieved lower levels of discretionary spending, total non-interest expense reduced $1.75 million or 14% for the three months ended September 30, 2009, compared to the same period in 2008.
Going forward, we expect to undertake the following, which, if successful, would improve the Bank’s regulatory capital levels:
•	Continue to realign the balance sheet, with strategic reductions in total assets.

•	Continue efforts to resolve non-performing assets, including adding staff or other expert resources to expedite recovery, and the use of multiple channels to actively market non-performing assets including other real estate owned and non-performing loans.

•	Continue to improve the net interest margin through the retirement of remaining high cost brokered deposits at maturity, while deploying excess funds into liquid investment grade securities.

•	Continue to evaluate other expense reduction strategies to maintain low level of discretionary expenses.

•	Continue to pursue capital investment from third party investor(s).

The following table presents regulatory capital categories and the required minimum values for each category:

						Significantly	Critically
	Well-		Adequately-		Under-	Under-	Under-
	Capitalized		Capitalized		Capitalized	Capitalized	Capitalized(1)
Total risk-based capital
Bank holding companies	N/A		8.00%		N/A	N/A	N/A
Banks	10.00%		8.00%		6.00%	<6.00%	N/A
Tier 1 risk-based capital
Bank holding companies	N/A		4.00%		N/A	N/A	N/A
Banks	6.00%		4.00%		3.00%	<3.00%	N/A
Leverage ratio
Bank holding companies	N/A		4.00%		N/A	N/A	N/A
Banks(2)	5.00	%(2)	4.00	%(2)	3.00%	<3.00%	N/A

(1)	Pursuant to the regulations, tangible equity does not exceed 2.00%

(2)	Pursuant to the regulatory order issued by the FDIC and DFCS, the Bank must maintain Tier 1 leverage ratio of at least 10.00%
The following table presents our capital ratios:
Capital Ratios:

	September 30,	December 31,
	2009	2008
Total risk-based capital
Columbia Bancorp	4.14%	8.90%
Columbia River Bank	4.05%	8.75%
Tier 1 risk-based capital
Columbia Bancorp	2.87%	7.64%
Columbia River Bank	2.78%	7.49%
Leverage ratio
Columbia Bancorp	2.14%	6.41%
Columbia River Bank	2.08%	6.29%
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
The table below shows the simulated percentage change in forecasted net interest income and the economic value of equity based on changes in the interest rate environment as of September 30, 2009. The change in interest rates assumes an immediate, parallel and sustained shift in the base interest rate forecast. Through these simulations, we estimate the impact on net interest income and present value of equity based on a 100 and 200 basis point upward and downward gradual change of market interest rates over a one-year period. The analysis did not allow rates to fall below zero.

	Percent	Percent Change
	Change in Net Interest	in Present Value
Change in Interest Rates	Income	of Equity
-200	3.30%	9.96%
-100	2.54%	-0.30%
+100	0.98%	-3.12%
+200	2.89%	-3.19%
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

PART II. — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As of December 31, 2008, the Company was subject to joint regulatory enforcement proceedings by the FDIC and the DFCS, involving allegations that the Company’s wholly owned subsidiary, Columbia River Bank, had operated in violation of certain banking laws and regulations and had been operated in an unsafe and unsound manner. The preliminary findings were made known to the Company and the Bank on September 18, 2008, at the conclusion of a routine regulatory examination using financial and lending data measured as of June 30, 2008. On February 9, 2009, the Bank entered into a stipulation and consent agreement pursuant to which it consented to the entry of an Order to cease and desist from certain allegedly unsafe and unsound banking practices (the “Order”). The Order did not contain an admission of guilt or other wrongdoing on the part of Columbia River Bank, Columbia Bancorp, or their respective officers, directors or affiliates.
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
The Order further requires the Bank to take certain corrective measure to ensure safe and sound banking practices, and compliance with federal and state laws and regulations in the future. Among other provisions, the Order requires the Bank to maintain above-normal capital levels; specifically, the Bank was to maintain a Tier 1 leverage ratio of at least 10% not later than May 9, 2009. The Bank must also develop and adopt a plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank, including a total risk-based capital ratio of at least 10%. In addition to bolstering its capital, the Order requires that the Bank retain qualified management and must notify the FDIC and the DFCS in writing when it proposes to add any individual to its board of directors or to employ any new senior executive officer. Under the corrective program the Bank’s board of directors must also increase its participation in the affairs of the Bank, assuming full responsibility for the approval of sound policies and objectives for the supervision of all the Bank’s activities.
The Order further requires the Bank to eliminate certain classified assets and must develop a plan for the reduction, collection and/or disposition of delinquent loans, as well as reducing loans to borrowers in the troubled commercial real estate market sector. The Order also requires the Bank to develop a written three-year strategic plan and a plan to preserve liquidity.
The Bank was required to implement these measures under various time frames, all of which have expired. While the Bank successfully completed several of the measures, it was unable to implement certain measures in the time frame provided, particularly those related to raising capital levels. We can offer no assurance that the Bank will be able to implement such measures in the future, or at all. Failure to implement the measure in the time frame provided, or at all, could result in additional orders or penalties from the FDIC and the DFCS, which could include further restrictions on the Bank’s business, assessment of civil money penalties on the Bank, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors, and/or the liquidation or other closure of the Bank.
In addition, management will be required to devote a great deal of time to the implementation of these measures. This pressure on management resources may result in unforeseen operating difficulties or expenditures.
We are not in compliance with certain provisions of our regulatory order.
The Order to which the Bank is subject requires, among other obligations described elsewhere in this report, that we increase our regulatory capital and reduce our troubled assets. Our obligation to increase regulatory capital was subject to a deadline of May 9, 2009. As of the date of this report, we had been unable to raise capital or achieve this goal by other means. As of September 30, 2009 our Tier 1 risk based capital ratio was 2.78%, whereas the Order required the Bank to reach and maintain at least 6%; our Tier 1 leverage capital ratio was 1.80%, whereas the Order required the Bank to reach and maintain at least 10%; and our total risk-based capital ratio was 4.05% compared to the 10% required to meet applicable “prompt corrective action” standards under applicable banking regulations. We do not anticipate being able to raise additional capital in the foreseeable future given the present condition of financial markets. If we fail to raise additional capital or take other measures that will cause our regulatory capital levels to increase, regulators may take more draconian measures that could include receivership or a forced divestiture of our assets and deposits. Any such measures, if taken, may have a material adverse effect upon the value of our common stock.
Further, the Order requires us to reduce the percentage of our assets classified as substandard or doubtful, and to take certain other measures to improve credit quality. As of February 8, 2009, the date on which the Order was entered, our total assets were $1,090.78 million and our non-performing assets were $106.04 million. As of September 30, 2009 our total assets were $1,057.72 million and our non-performing assets were $123.18 million. While the Order does not impose an objective standard for compliance with our obligation to improve asset quality, a continuing decline in collectability of our loans, a continuing decline in collateral values, or both, will require that we recognize additional provision expense in order to maintain an adequate loan loss reserve, and continuing or increasing provision expense will indirectly reduce our capital.
The Bank is nearing “critically undercapitalized” status, which may prompt additional regulatory actions.
Our stockholders’ equity and our regulatory capital have declined in each of the past six fiscal quarters as a result of increasing loan loss provision expenses, which have driven consecutive operating losses. As of September 30, 2009, our Tier 1 leverage capital ratio was 2.08%, which is nearing “critically undercapitalized” status within the meaning of applicable banking laws and regulations. A bank is required to maintain certain predetermined regulatory capital levels as a means to protect against financial risk associated with losses that are, or become, inherent to the bank’s loan portfolio. In circumstances where a bank’s capital is seriously depleted, its capital may be inadequate to protect against such risks, and continuing or exacerbated losses may lead to insolvency. Further, such circumstances may cause federal and state banking regulators to take actions to protect against potential deposit losses. Were the Bank to experience significant additional losses, regulators may determine that such actions may be required with respect to the Bank, and our ability to contest such a determination would be very limited. These actions may include the appointment of a receiver, a forced acquisition by another institution, or similar actions, any one or more of which could materially and adversely affect the value of our common stock.
Higher FDIC deposit insurance premiums and assessments could adversely affect our financial condition.
FDIC insurance premiums have increased substantially in 2009 and we may have to pay significantly higher FDIC premiums in the future and prepay insurance premiums. Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised regular deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s total assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, collected by the FDIC on September 30, 2009. The special assessment totaled approximately $496,000 for the Bank. Additional special assessments may be imposed by the FDIC for future quarters at the same or higher levels.
In addition, the FDIC recently announced a proposed rule that would require insured financial institutions, including the Bank, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. If the proposed rule is adopted, the prepaid assessments would be collected on December 30, 2009. We have estimated that the total prepaid assessments would be approximately $13.00 million, which would be recorded as a prepaid expense (asset) as of December 30, 2009. For the fourth quarter of 2009 and each quarter thereafter, we would record an expense for our regular deposit assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted. The prepayment of our FDIC assessments may temporarily reduce our liquidity.
The Bank’s capital may not be sufficient to support the risk inherent in its loan portfolio.
Since June 30, 2008, we have incurred an aggregate net operating loss of $79.46 million, which has had the effect of reducing our total stockholder equity from $102.24 million to $23.23 million (measured as of September 30, 2009). As of September 30, 2009, we were “significantly under capitalized” by regulatory definition. This designation affects us in a variety of ways, including our eligibility to obtain a streamlined review process for acquisition proposals as well as our ability to accept brokered deposits without the prior approval of the FDIC, our ability to make capital distributions, and our ability to grow. More importantly, we maintain capital as a means to serve as a “cushion” against the risk of operating losses and, under ordinary circumstances, to grow our business. As we incur operating losses, which has occurred in each of the past four fiscal quarters, we necessarily reduce our capital, which diminishes our ability to withstand future losses. The same is true of Columbia’s sole operating subsidiary, Columbia River Bank, whose operations, assets and liabilities represent substantially all of Columbia’s operations, assets and liabilities. Bank regulators focus closely upon certain aspects of capital and risk profile, and in the event the regulators determine that a bank has inadequate capital to support the risk inherent in its asset and liability profile, the regulators may seize the bank. Because the Bank is the only material asset of Columbia Bancorp, a seizure of the Bank would render Columbia Bancorp insolvent and would render investments in the Company substantially worthless.
We may not be able to improve our asset quality.
One of the most critical aspects of our continued viability is our undertaking to improve our asset quality. In addition to being required by the Order to develop a plan to identify and collect or dispose of delinquent loans, we must meet capital and liquidity requirements that are imposed by the Order and by generally applicable banking laws and regulations, as well as those dictated by prudent business practices. During the third quarter of 2009 we recognized additional loan loss provision expense of $20.25 million, compared to $14.40 and $9.70 million in the second and first quarter of 2009, respectively, $9.00 million in the fourth quarter of 2008, $25.40 million during the third quarter of 2008 and $5.65 million during the second quarter of 2008. The aggregate provision expense over the past six quarters has totaled $84.40 million, which has had a substantial adverse effect on our capital and makes it more difficult for us to withstand a continuing or exacerbated downturn in our markets. As our single most substantial expense item in recent periods, it also directly impacts our ability to meet the terms of the Order. If we experience continuing declines in asset quality, we will suffer corresponding adverse effects on our financial condition and results of operations, and we will face additional challenges in satisfying the terms of the Order. We are operating under certain regulatory restrictions that may further impair our revenues, financial condition, and results of operations.
Failure to meet capital requirements imposed by certain regulatory restrictions may have a material adverse effect on our financial conditions, liquidity and results of operations.
We are subject to regulatory capital guidelines, which are used to evaluate our capital adequacy based primarily on the regulatory weighting for credit risk associated with certain balance sheet assets and certain off-balance sheet exposures such as unfunded loan commitments and letters of credit. To be “adequately capitalized” we must have a Tier 1 capital ratio of at least 4%, a combined Tier 1 and Tier 2 risk-based capital ratio of at least 8%, and a leverage ratio of at least 4%. Generally, to be “well-capitalized” a bank must have a Tier 1 ratio of at least 6%, a combined Tier 1 and Tier 2 risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%, and not be subject to a directive, order, or written agreement to meet and maintain specific capital levels. As of September 30, 2009, we were deemed “significantly under capitalized” by regulatory definition. However, pursuant to the Order, we must maintain above-normal capital levels; specifically, the Bank must maintain a Tier 1 leverage ratio of at least 10% not later than May 9, 2009. The Bank must also develop and adopt a plan to meet and maintain the minimum risk-based capital requirements for a “well capitalized” bank, including a total risk-based capital ratio of at least 10%. Our inability to meet these capital and other regulatory requirements may have a material adverse effect on our financial condition, liquidity, and results of operations.
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
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a material negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. These factors include a decrease in the level of our business activity as a result of the downturn in the Washington or Oregon markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. As of September 30, 2009 our primary sources for liquidity are from retail deposits and available borrowings at the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Board (“FRB”).
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
In the last half of 2008 and the first nine months of 2009, we experienced significant increases in non-performing assets relating to our real estate lending, primarily in residential sub-division projects. We could see an increase in non-performing assets if more borrowers fail to perform according to loan terms and if we take possession of real estate properties. If these effects continue or become more pronounced, loan losses may increase more than we expect, which may have a material adverse effect on our results of operations and financial condition.
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
As of September 30, 2009, we held $3.05 million of common stock in the FHLB of Seattle. If the FHLB of Seattle fails, our investment in the FHLB’s common stock may be “other-than-temporarily” impaired and may have no value.
As of September 30, 2009, we held $3.01 million of cash on deposit with the FHLB of Seattle. At that date, all other cash and cash equivalents were held on deposit at the Federal Reserve Bank of San Francisco, or on hand in branch office vaults.
As of September 30, 2009, we maintained a line of credit with the FHLB of Seattle totaling $41.12 million, which is available to the extent the Bank provides qualifying collateral and holds sufficient FHLB stock. As of September 30, 2009, we were in compliance with collateral requirements and $22.72 million of the line of credit was available for additional borrowings. We are highly dependent on the FHLB of Seattle to provide a primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair our ability to meet short and long term liquidity demands.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

Maximum Dollar
			Total Number of	Value of Shares
	Total Number of		Shares Purchased	Remaining to be
	Shares	Average Price	as Part of Publicly	Purchased Under
	Purchased(1)	Paid per Share	Announced Plans	the Plans
July 2009	—	$—	—	$—
August 2009	248	1.88	—	—
September 2009	—	—	—	—

Three months ended September 30, 2009	248	$1.88	—	$—

(1)	Purchase of shares was pursuant to 2009 vesting of stock awards to satsify employee payroll tax obligations.
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
COLUMBIA BANCORP

Dated: November 16, 2009	/s/ Terry Cochran
Terry L. Cochran
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 16, 2009	/s/ Staci L. Coburn
Staci L. Coburn
Chief Financial Officer (Principal Financial and Chief Accounting Officer)